Form 10-Q
period 2017-06-30
Granite Point Mortgage Trust Inc.
filed 2017-08-14
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2017

Commission File Number 001-38124
______________________________
GRANITE POINT MORTGAGE TRUST INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1843143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 36th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(212) 364-3200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 11, 2017 there were 43,234,205 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Loans held-for-investment	$1,739,253	$1,364,291
Available-for-sale securities, at fair value	12,782	12,686
Held-to-maturity securities	43,496	48,252
Cash and cash equivalents	249,118	56,019
Restricted cash	2,357	260
Accrued interest receivable	4,933	3,745
Due from counterparties	361	249
Income taxes receivable	8	5
Accounts receivable	10,495	7,735
Deferred debt issuance costs	9,186	2,365
Total Assets (1)	$2,071,989	$1,495,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$640,124	$451,167
Note payable to affiliate	592,280	593,632
Accrued interest payable	1,031	655
Unearned interest income	114	143
Other payables to affiliates	1,757	21,460
Accrued expenses and other liabilities	3,285	559
Total Liabilities	1,238,591	1,067,616
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 0 shares issued and outstanding, respectively	1,000	—
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 43,234,205 and 0 shares issued and outstanding, respectively	432	—
Additional paid-in capital	828,836	392,608
Accumulated other comprehensive loss	(16)	(112)
Cumulative earnings	3,146	35,495
Total Stockholders’ Equity	832,398	427,991
Total Liabilities and Stockholders’ Equity	$2,071,989	$1,495,607
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs. At June 30, 2017 and December 31, 2016, assets of the VIEs totaled $46,049 and $46,047, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:	(unaudited)		(unaudited)
Loans held-for-investment	$24,920	$12,238	$47,558	$22,129
Available-for-sale securities	256	248	502	516
Held-to-maturity securities	920	1,062	1,852	2,243
Cash and cash equivalents	4	2	6	3
Total interest income	26,100	13,550	49,918	24,891
Interest expense	7,773	2,576	13,879	4,028
Net interest income	18,327	10,974	36,039	20,863
Other income:
Ancillary fee income	—	21	—	26
Total other income	—	21	—	26
Expenses:
Management fees	1,925	1,640	3,587	3,409
Servicing expenses	307	122	629	227
General and administrative expenses	1,900	1,396	4,173	3,483
Total expenses	4,132	3,158	8,389	7,119
Income before income taxes	14,195	7,837	27,650	13,770
Benefit from income taxes	(2)	(1)	(1)	(7)
Net income	$14,197	$7,838	$27,651	$13,777
Basic and diluted earnings per weighted average common share (See Note 17)	$—	$—	$—	$—
Dividends declared per common share	$—	$—	$—	$—
Basic and diluted weighted average number of shares of common stock outstanding	43,234,205	—	43,234,205	—

Comprehensive income:
Net income	$14,197	$7,838	$27,651	$13,777
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	16	63	96	(192)
Other comprehensive income (loss)	16	63	96	(192)
Comprehensive income	$14,213	$7,901	$27,747	$13,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Total Stockholders’ Equity
			(unaudited)
Balance, December 31, 2015	—	$—	$486,804	$—	$138	$486,942
Distributions to Two Harbors Investment Corp.	—	—	(65,000)	—	—	(65,000)
Net income	—	—	—	—	13,777	13,777
Other comprehensive loss before reclassifications, net of tax	—	—	—	(192)	—	(192)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—
Net other comprehensive loss, net of tax	—	—	—	(192)	—	(192)
Balance, June 30, 2016	—	$—	$421,804	$(192)	$13,915	$435,527

Balance, December 31, 2016	—	$—	$392,608	$(112)	$35,495	$427,991
Capital contributions from Two Harbors Investment Corp.	—	—	254,785	—	—	254,785
Distributions to Two Harbors Investment Corp.	—	—	—	—	(60,000)	(60,000)
Net income	—	—	—	—	27,651	27,651
Other comprehensive income before reclassifications, net of tax	—	—	—	96	—	96
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—
Net other comprehensive income, net of tax	—	—	—	96	—	96
Issuance of common stock, net of offering costs	43,071,000	431	181,444	—	—	181,875
Non-cash equity award compensation	163,205	1	(1)	—	—	—
Balance, June 30, 2017	43,234,205	$432	$828,836	$(16)	$3,146	$832,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:	(unaudited)
Net income	$27,651	$13,777
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(4,114)	(3,373)
Net change in assets and liabilities:
Increase in accrued interest receivable	(1,188)	(637)
Increase in income taxes receivable	(3)	(2)
Increase in accounts receivable	(2,760)	(1,723)
Decrease in deferred debt issuance costs	(6,821)	(1,065)
Increase in accrued interest payable	376	470
Decrease in unearned interest income	(29)	(58)
Decrease in income taxes payable	—	(70)
Increase in accrued expenses	2,726	59
(Decrease) increase in other payables to affiliates	(19,703)	6,767
Increase in 10% cumulative redeemable preferred stock	1,000	—
Net cash (used in) provided by operating activities	(2,865)	14,145
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(372,338)	(276,439)
Proceeds from repayment of loans held-for-investment	1,490	879
Purchases of available-for-sale securities	—	(15,000)
Principal payments on available-for-sale securities	—	2,202
Principal payments on held-to-maturity securities	4,756	13,508
Increase in due from counterparties	(112)	—
Net cash used in investing activities	$(366,204)	$(274,850)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	503,439	527,459
Principal payments on repurchase agreements	(314,482)	(315,800)
Proceeds from note payable to affiliate	110,299	190,722
Repayment of note payable to affiliate	(111,651)	(4,333)
Proceeds from issuance of common stock, net of offering costs	181,875	—
Proceeds from capital contributions from Two Harbors Investment Corp.	254,785	—
Payments for distributions of capital to Two Harbors Investment Corp.	(60,000)	(65,000)
Net cash provided by financing activities	564,265	333,048
Net increase in cash, cash equivalents and restricted cash	195,196	72,343
Cash, cash equivalents and restricted cash at beginning of period	56,279	56,338
Cash, cash equivalents and restricted cash at end of period	$251,475	$128,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,503	$3,558
Cash paid for taxes	$2	$64
Noncash Activity:
Acquisition of TH Commercial Holdings LLC from Two Harbors Investment Corp. in exchange for common and preferred shares (See Note 1)	$651,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. The Company is externally managed and advised by Pine River Capital Management L.P., or PRCM, a global multi-strategy asset management firm. The Company’s common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”.
The Company was incorporated on April 7, 2017 and commenced operations as a publicly traded company on June 28, 2017, upon completion of an initial public offering, or the IPO. Concurrently with the closing of the IPO, the Company completed a formation transaction, or the Formation Transaction, pursuant to which the Company acquired the equity interests in TH Commercial Holdings LLC, or the Predecessor, from Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust (NYSE: TWO). In exchange, the Company issued 33,071,000 shares of its common stock, representing approximately 76.5% of its outstanding common stock after the IPO, and 1,000 shares of its 10% cumulative redeemable preferred stock to Two Harbors. Upon the completion of the Formation Transaction, the Predecessor became the Company’s wholly owned indirect subsidiary.
The Company intends to elect to be treated as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated one of its subsidiaries as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities, and the Company may in the future form additional TRSs.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Prospectus dated June 22, 2017, filed with the SEC on June 26, 2017. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2017 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2017 should not be construed as indicative of the results to be expected for future periods or the full year.
The condensed consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. The Company’s actual results could ultimately differ from the estimates and the differences may be material.
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
All trust entities in which the Company holds investments that are considered VIEs for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Formation Transaction
On June 28, 2017, the Company completed the Formation Transaction, through which the Company acquired the equity interests in the Predecessor from Two Harbors. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, the Predecessor is considered the acquiring or surviving entity, meaning the historical assets and liabilities of TH Commercial Holdings LLC included in the condensed consolidated balance sheets are recorded at the Predecessor’s historical carryover cost basis. As a result of the Formation Transaction, the Company is considered a continuation of the Predecessor’s business operations and its historical results of operations and cash flows are included in the Company’s condensed consolidated financial statements. In consideration for the contribution, Two Harbors received 33,071,000 shares of the Company’s common stock and 1,000 shares of cumulative redeemable preferred stock with an aggregate liquidation preference of $1,000 per share.
Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial mortgage loan. The trust is considered a VIE for financial reporting purposes and, thus, is reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The underlying loan is classified as loans held-for-investment on the condensed consolidated balance sheets. The loan is legally isolated from the Company and has been structured to be beyond the reach of creditors of the Company. Interest income on loans held-for-investment is recorded on the condensed consolidated statements of comprehensive income.
Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because the Company’s loans held-for-investment are collateralized by real property or are collateral dependent, impairment is measured by comparing the estimated fair value of the underlying collateral to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan is determined to be impaired, the Company records an allowance to reduce the carrying value of the loan through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.
Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when loans are placed on nonaccrual status. Generally, commercial mortgage loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Commercial mortgage loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Available-for-Sale Securities, at Fair Value
From time to time, the Company may selectively invest in commercial mortgage-backed securities, or CMBS, representing interests in pools of commercial mortgage loans issued by trusts. The Company has designated investments in certain CMBS as available-for-sale, or AFS, because the Company may dispose of them prior to maturity. All assets classified as AFS are reported at estimated fair value with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive loss.
Interest income on available-for-sale securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with CMBS are amortized into interest income over the life of such securities using the effective yield method.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company evaluates its available-for-sale securities, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company’s amortized cost basis is an other-than-temporary impairment, or OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.
Held-to-Maturity Securities
From time to time, the Company may selectively invest in commercial mortgage-backed securities, or CMBS, representing interests in pools of commercial mortgage loans issued by trusts.  The Company has designated investments in certain CMBS as held-to-maturity, or HTM, because the Company has both the ability and intent to hold them until maturity.  All assets classified as HTM are reported are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statement of comprehensive income using the effective interest method.
The Company evaluates its HTM securities, on a quarterly basis, to assess whether a decline in the fair value of an HTM security below the Company’s amortized cost basis is an OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors. Impairment is considered other-than-temporary if an entity does not expect to recover the security’s amortized cost basis.  Impairment is recognized currently in earnings and the cost basis of the HTM security is adjusted.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s securities and/or repurchase agreements. Cash held by counterparties as collateral, which resides in non-interest bearing accounts, is not available to the Company for general corporate purposes, but may be applied against amounts due to securities and repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or at the maturity of the repurchase agreement.
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within thirty days of recording the receivable.
Due from Counterparties
Due from counterparties includes cash held by counterparties as collateral against the Company’s repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date.
Repurchase Agreements
The Company finances the acquisition of its loans held-for-investment, AFS securities and HTM securities through the use of repurchase agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note Payable to Affiliate
The Company finances certain of its loans held-for-investment through a revolving note payable with TH Insurance Holdings Company LLC, or TH Insurance. TH Insurance is a separate indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, the Company receives an allocated portion of TH Insurance’s advances from the FHLB. The Company pledges to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The note is set to mature on December 31, 2017; however, the Company expects the note payable to remain in effect for a short term (during which the Company remains a majority owned subsidiary of Two Harbors) to assist with cash management and operational processes as the investments in the Company’s portfolio currently pledged to the FHLB are released and transitioned to the Company’s repurchase facilities.
Accrued Interest Payable
Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within 30 days to three months of recording the payable, based upon the Company’s remittance requirements.
Income Taxes
The Company intends to elect to be taxed as a REIT under the Code and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the tax Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed a TRS, as defined in the Code, to engage in such activities. The TRS’s activities are subject to income taxes as well as any REIT taxable income not distributed to stockholders.
The Company assesses its tax positions for all open tax years (2015 and 2016) and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and other expense, respectively, in its condensed consolidated statements of comprehensive income. There were no interest or penalties recorded during the periods presented in these financial statements.
Related Party Management Fee and Operating Expenses
The Company does not have any employees and is externally managed by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays PRCM a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies.
Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers, a subsidiary of PRCM. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its equity on an annualized basis.
Additionally, certain direct and allocated operating expenses paid by Two Harbors to PRCM Advisers and other third-party vendors are included in the Company’s condensed consolidated statements of comprehensive income.
Preferred Stock
The Company accounts for its preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity. Holders of the Company’s preferred stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the preferred stock has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s condensed consolidated balance sheet as a result of certain redemption requirements or other terms.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period from the date the Company commenced operations as a publicly traded company and completed its IPO and Formation Transaction on June 28, 2017 through June 30, 2017. Prior to its IPO and Formation Transactions, the Company did not have any publicly issued common stock. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Other Comprehensive Income (Loss)
Current period net unrealized gains and losses on AFS securities are reported as components of accumulated other comprehensive loss on the condensed consolidated statements of member’s equity and in the condensed consolidated statements of comprehensive income.
Equity Incentive Plan
The Company has adopted the 2017 Equity Incentive Plan, or the Plan, to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of PRCM and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 15 - Equity Incentive Plan for further details regarding the Plan.
The cost of equity-based compensation awarded to employees provided by our manager is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, and amortized over the vesting term.
Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either party to the agreement. Under certain of these agreements, the Company and the counterparty may be required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty.
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. The Company presents repurchase agreements subject to master netting arrangements or similar agreements on a gross basis. Regardless of whether or not the Company pledges or receives any cash collateral in accordance with its repurchase agreements, the Company does not offset financial assets and liabilities with the associated cash collateral on its condensed consolidated balance sheets.
The following table presents information about the Company’s repurchase agreements that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Gross amounts of repurchase agreements	$640,124	$451,167
Gross amounts offset in the condensed consolidated balance sheets	—	—
Net amounts of repurchase agreements presented in the condensed consolidated balance sheets	640,124	451,167
Gross amounts not offset with repurchase agreements in the condensed consolidated balance sheets (1):
Financial instruments	(640,124)	(451,167)
Cash collateral received (pledged)	—	—
Net amount	$—	$—
____________________

(1)
Amounts presented are limited in total to the net amount of liabilities presented in the condensed consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to a master netting arrangement or similar agreement. These excess amounts are excluded from the table above, although separately reported within restricted cash or due from counterparties in the Company’s condensed consolidated balance sheets.

Recently Issued and/or Adopted Accounting Standards
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015 deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. The Company has evaluated the new guidance and determined that interest income and gains and losses on financial instruments are outside the scope of ASC 606, Revenues from Contracts with Customers. As a result, the Company has determined that the adoption of this ASU will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on AFS and HTM debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, HTM debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its condensed consolidated financial statements, which at the date of adoption, is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.
Classification of Certain Cash Receipts and Cash Payments and Restricted Cash
In August 2016, the FASB issued ASU No. 2016-15, which clarifies how entities should classify certain cash receipts and cash payments and how the predominance principle should be applied on the statement of cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, but no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. Both ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. Early adoption of these ASUs did not impact the Company’s financial condition or results of operations but impacted the presentation of the statements of cash flows and related footnote disclosures. The Company included restricted cash of $2.4 million, $0.3 million, $6.2 million and $0.3 million as of June 30, 2017, December 31, 2016, June 30, 2016 and December 31, 2015, respectively, with cash and cash equivalents, as shown on the condensed consolidated statements of cash flows.

Note 3. Variable Interest Entities
The Company is the sole certificate holder of a trust entity that holds a commercial mortgage loan. The trust is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could impact the Company’s condensed consolidated financial statements during subsequent reporting periods.
The following table presents a summary of the assets of the consolidated trust as reported on the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Loans held-for-investment	$45,888	$45,885
Accrued interest receivable	161	162
Total Assets	$46,049	$46,047

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The consolidated trust did not have any liabilities reported on the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within available-for-sale securities, at fair value and held-to-maturity securities on the condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $56.3 million and $60.9 million, respectively.

Note 4. Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial mortgage loan. The underlying loan held by the trust is consolidated on the Company’s condensed consolidated balance sheet and classified as loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$1,648,342	$89,473	$14,936	$1,752,751
Unamortized (discount) premium	(178)	(12)	—	(190)
Unamortized net deferred origination fees	(13,179)	(129)	—	(13,308)
Carrying value	$1,634,985	$89,332	$14,936	$1,739,253
Unfunded commitments	$213,703	$1,580	$—	$215,283
Number of loans	39	5	1	45
Weighted average coupon	5.6%	9.4%	8.0%	5.8%
Weighted average years to maturity (1)	2.6	2.4	9.6	2.6

	December 31, 2016
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$1,286,200	$89,993	$—	$1,376,193
Unamortized (discount) premium	(185)	(15)	—	(200)
Unamortized net deferred origination fees	(11,481)	(221)	—	(11,702)
Carrying value	$1,274,534	$89,757	$—	$1,364,291
Unfunded commitments	$170,890	$1,580	$—	$172,470
Number of loans	30	5	—	35
Weighted average coupon	5.1%	8.9%	—%	5.3%
Weighted average years to maturity (1)	2.9	1.4	0.0	2.8
____________________

(1)
Based on contractual maturity date. Certain loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)	June 30, 2017		December 31, 2016
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Office	$896,465	51.5%	$670,527	49.2%
Multifamily	264,920	15.2%	260,684	19.1%
Retail	246,710	14.2%	237,414	17.4%
Hotel	186,854	10.8%	90,585	6.6%
Industrial	144,304	8.3%	105,081	7.7%
Total	$1,739,253	100.0%	$1,364,291	100.0%

(in thousands)	June 30, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Northeast	$633,348	36.4%	$554,467	40.7%
West	387,789	22.3%	248,355	18.2%
Southwest	340,094	19.5%	267,944	19.6%
Southeast	319,609	18.4%	239,195	17.5%
Midwest	58,413	3.4%	54,330	4.0%
Total	$1,739,253	100.0%	$1,364,291	100.0%

At June 30, 2017 and December 31, 2016, the Company pledged loans held-for-investment with a carrying value of $1.6 billion and $1.3 billion, respectively, as collateral for repurchase agreements and TH Insurance’s FHLB advances. See Note 10 - Repurchase Agreements and Note 11 - Note Payable to Affiliate.
The following table summarizes activity related to loans held-for-investment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$1,502,966	$684,890	$1,364,291	$597,693
Originations, acquisitions and additional fundings	238,664	193,181	378,048	280,447
Repayments	(296)	(239)	(1,490)	(879)
Net (premium amortization) discount accretion	(18)	67	(17)	140
Increase in net deferred origination fees	(3,771)	(2,899)	(5,710)	(4,009)
Amortization of net deferred origination fees	1,708	1,625	4,131	3,233
Allowance for loan losses	—	—	—	—
Balance at end of period	$1,739,253	$876,625	$1,739,253	$876,625

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company evaluates each loan for impairment at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, loan structure and exit plan, loan-to-value ratio, project sponsorship, and other factors deemed necessary. Risk ratings are defined as follows:

1 –	Lower Risk

2 –	Average Risk

3 –	Acceptable Risk

4 –	Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of future loss.

5 –	Impaired/Loss Likely: A loan that has a significantly increased probability of default or principal loss.

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017			December 31, 2016
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	45	$1,752,751	$1,739,253	35	$1,376,193	$1,364,291
4 – 5	—	—	—	—	—	—
Total	45	$1,752,751	$1,739,253	35	$1,376,193	$1,364,291

The Company has not recorded any allowances for losses as no loans are past-due and it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the face value and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Face value	$12,798	$12,798
Gross unrealized gains	—	—
Gross unrealized losses	(16)	(112)
Carrying value	$12,782	$12,686

On June 30, 2017, all of the Company’s AFS securities had an estimated weighted average life remaining of approximately 2.4 years.
At June 30, 2017 and December 31, 2016, the Company pledged AFS securities with a carrying value of $12.8 million and $12.7 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
At June 30, 2017, AFS securities not deemed to be other than temporarily impaired and in an unrealized loss position for more than twelve consecutive months had a fair market value of $12.8 million and gross unrealized losses of $15,998. At December 31, 2016, AFS securities not deemed to be other than temporarily impaired and in an unrealized loss position for less than twelve consecutive months had a fair market value of $12.7 million and gross unrealized losses of $111,985.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three and six months ended June 30, 2017 and 2016 as expected cash flows were greater than amortized cost for all AFS securities held.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) in the Company’s condensed consolidated statements of comprehensive income. The Company did not sell any AFS securities during the three and six months ended June 30, 2017 and 2016.

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Face value	$43,496	$48,252
Unamortized premium (discount)	—	—
Carrying value	$43,496	$48,252

On June 30, 2017, all of the Company’s HTM securities had an estimated weighted average life remaining of approximately 1.2 years.
At June 30, 2017 and December 31, 2016, the Company pledged HTM securities with a carrying value of $43.5 million and $48.3 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three and six months ended June 30, 2017 and 2016, as expected cash flows were greater than amortized cost for all HTM securities held.

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances with counterparties for securities trading activity and collateral for the Company’s repurchase agreements in restricted accounts. As of June 30, 2017 and December 31, 2016, the Company had $2.4 million and $0.3 million, respectively, in restricted cash held by trading counterparties for securities and repurchase agreement trading activity.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$249,118	$56,019
Restricted cash	2,357	260
Total cash, cash equivalents and restricted cash	$251,475	$56,279

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Loans held-for-investment	4,725	3,518
Available-for-sale securities	46	46
Held-to-maturity securities	162	181
Total	$4,933	$3,745

Note 9. Fair Value
Fair Value Measurements
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.
ASC 820 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:

Level 1
Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2
Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the condensed consolidated balance sheet and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified its CMBS AFS as Level 2 fair value assets at June 30, 2017 and December 31, 2016.
Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its condensed consolidated balance sheets.

	Recurring Fair Value Measurements
	At June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,782	$—	$12,782
Total assets	$—	$12,782	$—	$12,782

	Recurring Fair Value Measurements
	At December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,686	$—	$12,686
Total assets	$—	$12,686	$—	$12,686

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the three and six months ended June 30, 2017 and 2016.
Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of the current balance sheet date.

•
Loans held-for-investment are carried at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless deemed impaired. The Company estimates the fair value of its loans held-for-investment by assessing any changes in market interest rates, shifts in credit profiles and actual operating results for mezzanine loans and first mortgages, taking into consideration such factors as underlying property type, property competitive position within its market, market and submarket fundamentals, tenant mix, nature of business plan, sponsorship, extent of leverage and other loan terms. The Company categorizes the fair value measurement of these assets as Level 3.

•	AFS securities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

•
HTM securities, which are comprised of CMBS, are carried at cost, net of any unamortized acquisition premiums or discounts, unless deemed other-than-temporarily impaired. In determining the fair value of the Company’s CMBS HTM, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company categorizes the fair value measurement of these assets as Level 2.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

•
The carrying value of repurchase agreements and note payable to affiliate that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2017, the Company held $547.4 million of repurchase agreements that are considered long-term. The Company’s long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$1,739,253	$1,752,239	$1,364,291	$1,375,437
Available-for-sale securities	$12,782	$12,782	$12,686	$12,686
Held-to-maturity securities	$43,496	$43,209	$48,252	$47,779
Cash and cash equivalents	$249,118	$249,118	$56,019	$56,019
Restricted cash	$2,357	$2,357	$260	$260
Liabilities
Repurchase agreements	$640,124	$640,124	$451,167	$451,167
Note payable to affiliate	$592,280	$592,280	$593,632	$593,632

Note 10. Repurchase Agreements
As of June 30, 2017 and December 31, 2016, the Company had outstanding $640.1 million and $451.2 million of repurchase agreements with a weighted average borrowing rate of 3.62% and 3.16% and weighted average remaining maturities of 2.1 and 1.3 years, respectively.
At June 30, 2017 and December 31, 2016, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2017	December 31, 2016
Short-term	$92,758	$265,533
Long-term	547,366	185,634
Total	$640,124	$451,167

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2017 and December 31, 2016, the repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2017			December 31, 2016
	Collateral Type			Collateral Type
(in thousands)	Commercial Loans	CMBS (1)	Total Amount Outstanding	Commercial Loans	CMBS (1)	Total Amount Outstanding
Within 30 days	$—	$—	$—	$21,933	$—	$21,933
30 to 59 days	—	34,446	34,446	—	37,110	37,110
60 to 89 days	—	—	—	—	—	—
90 to 119 days	—	—	—	—	—	—
120 to 364 days	58,312	—	58,312	206,490	—	206,490
One year and over	547,366	—	547,366	185,634	—	185,634
Total	$605,678	$34,446	$640,124	$414,057	$37,110	$451,167
Weighted average borrowing rate	3.62%	3.56%	3.62%	3.14%	3.31%	3.16%
____________________

(1)	Includes both AFS securities and HTM securities sold under agreements to repurchase.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2017	December 31, 2016
Loans held-for-investment	$839,482	$600,634
Available-for-sale securities, at fair value	12,782	12,686
Held-to-maturity securities	43,496	48,252
Restricted cash	87	—
Due from counterparties	361	249
Total	$896,208	$661,821

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to credit or market events, depending on the agreement, would require the Company to fund margin calls or repurchase the underlying collateral.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
JPMorgan Chase Bank	$246,148	$107,092	13%	1.73	$204,679	$104,380	24%	0.78
Morgan Stanley Bank	229,870	80,854	10%	2.99	185,634	62,715	15%	2.13
All other counterparties (2)	164,106	69,646	8%	1.42	60,854	45,624	11%	0.54
Total	$640,124	$257,592			$451,167	$212,719
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities sold under agreements to repurchase, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with three and two counterparties at June 30, 2017 and December 31, 2016, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Note Payable to Affiliate
The Company finances certain of its loans held-for-investment through a revolving note payable with TH Insurance, a separate indirect subsidiary of Two Harbors and a member of the FHLB. In exchange for the note with TH Insurance, the Company receives an allocated portion of TH Insurance’s advances from the FHLB. The Company pledges to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. As of June 30, 2017 and December 31, 2016, the total outstanding note payable to TH Insurance was $592.3 million and $593.6 million with an interest rate of 1.52% and 0.85%, respectively. The note is set to mature on December 31, 2017; however, the Company expects the note payable to remain in effect for a short term (during which the Company remains a majority owned subsidiary of Two Harbors) to assist with cash management and operational processes as the investments in the Company’s portfolio currently pledged to the FHLB are released and transitioned to the Company’s repurchase facilities.
As of June 30, 2017 and December 31, 2016, $720.3 million and $709.0 million of loans held-for-investment were pledged as collateral for the future payment obligations of TH Insurance’s FHLB advances. The FHLB retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral.

Note 12. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2017:
Management agreement. Upon the closing the IPO on June 28, 2017, the Company entered into a management agreement with PRCM. The Company pays PRCM a base management fee equal to 1.5% of the Company’s equity on an annualized basis, as defined in the management agreement. For purposes of calculating the management fee, equity means the sum of the net proceeds received by the Company from all issuances of its equity securities, plus its cumulative “core earnings” at the end of the most recently completed calendar quarter, less any distributions to stockholders, any amount that the Company has paid to repurchase its stock, and any incentive fees earned by PRCM, but excluding the incentive fee earned in the current quarter. As a result, equity for purposes of calculating the management fee may differ from the amount of stockholders’ equity shown in the Company’s financial statements.
Beginning in the fourth quarter of 2018, incentive fees, if earned, will be payable to PRCM, as defined in the management agreement. The incentive fee will be the excess of (1) the product of (a) 20% and (b) the result of (i) the Company’s “core earnings” for the previous 12-month period, minus (ii) the product of (A) the Company’s equity in the previous 12-month period, and (B) 8% per annum, less (2) the sum of any incentive fees paid to PRCM with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fees are payable with respect to any calendar quarter unless “core earnings” for the 12 most recently completed calendar quarters in the aggregate is greater than zero.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For purposes of calculating base management and incentive fees, “core earnings” means net income (loss) attributable to common stockholders, excluding non-cash equity compensation expense, incentive fees earned by PRCM, depreciation and amortization, any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable period (regardless of whether such items are included in other comprehensive income or loss or in net income), and one-time events pursuant to changes in U.S. GAAP and certain material non-cash income or expense items, in each case after discussions between PRCM and the Company’s independent directors and approved by a majority of the Company’s independent directors.
The current term of the management agreement expires on June 28, 2020, and thereafter will automatically renew for successive one-year terms annually until terminated in accordance with the terms of the agreement. Upon termination of the management agreement by the Company without cause or by PRCM due to the Company’s material breach of the management agreement, the Company is required to pay a termination fee equal to three times the sum of the average annual base management fee and average annual incentive compensation, in each case earned by PRCM during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Employment contracts. The Company does not directly employ any personnel. Instead, the Company relies on the resources of PRCM and its affiliates to conduct the Company’s operations. Expense reimbursements to PRCM and its affiliates are made in cash on a monthly basis following the end of each month.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2017.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial mortgage loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of June 30, 2017 and December 31, 2016, the Company had unfunded commitments of $215.3 million and $172.5 million on loans held-for-investment with expirations dates within the next two years.

Note 13. Preferred Stock
In connection with the Formation Transaction, the Company issued 1,000 shares of its 10% cumulative redeemable preferred stock to Two Harbors, which immediately sold such preferred stock to an unaffiliated third-party investor. The preferred stock ranks senior to the rights of holders of the Company’s common stock, but junior to all other classes or series of preferred stock that may be issued. The holders of the preferred stock are entitled to receive, when, as and if authorized and declared by the Company, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the preferred stock. Such dividends accrue on a daily basis and are cumulative from and including the initial issue date of the preferred stock.
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends.

Note 14. Stockholders’ Equity
Common Stock
On June 28, 2017, the Company completed an IPO of 10,000,000 shares of its common stock at a price of $19.50 per share, for gross proceeds of $195.0 million. Net proceeds to the Company were approximately $181.9 million, after accounting for issuance costs of approximately $13.1 million. Concurrently with the closing of the IPO, the Company issued 33,071,000 shares of its common stock to Two Harbors in exchange for the equity interests in the Predecessor, which became the Company’s wholly owned indirect subsidiary as a result of the transaction.
Distributions to Stockholders
The Company did not declare or pay any cash dividends on its common stock during the three and six months ended June 30, 2017.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2017 and December 31, 2016 was as follows:

(in thousands)	June 30, 2017	December 31, 2016
Available-for-sale securities
Unrealized gains	$—	$—
Unrealized losses	(16)	(112)
Accumulated other comprehensive income	$(16)	$(112)

Reclassifications out of Accumulated Other Comprehensive Income
The Company did not record any reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2017 and 2016.

Note 15. Equity Incentive Plan
During the six months ended June 30, 2017, the Company granted 13,205 shares of common stock to its independent directors pursuant to the Company’s 2017 Equity Incentive Plan, or the Plan. The estimated fair value of these awards was $19.50 per share on June 28, 2017, the grant date, based on the offering price of the Company’s common stock in connection with its IPO. The grants vested immediately. No shares were granted to the Company’s independent directors during the six months ended June 30, 2016.
Additionally, during the six months ended June 30, 2017, the Company granted 150,000 shares of restricted common stock to key employees of PRCM and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $19.50 per share on June 28, 2017, the grant date, based on the offering price of the Company’s common stock in connection with its IPO. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of June 30, 2017 was $18.92 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement. No shares were granted to the employees of PRCM and its affiliates during the six months ended June 30, 2016.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	163,205	19.50	—	—
Vested	(13,205)	(19.50)	—	—
Forfeited	—	—	—	—
Outstanding at End of Period	150,000	$19.50	—	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 16. Income Taxes
For the three and six months ended June 30, 2017, the Company intends to elect to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
The following table summarizes the tax (benefit) provision recorded for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Current tax (benefit) provision:
Federal	$(1)	$(1)	$(3)	$(10)
State	(1)	—	2	3
Total current tax benefit	(2)	(1)	(1)	(7)
Deferred tax provision	—	—	—	—
Total benefit from income taxes	$(2)	$(1)	$(1)	$(7)

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these condensed consolidated financial statements.

Note 17. Earnings Per Share
The Company has calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. The Company has defined the post-formation period to be the period from the date the Company commenced operations as a publicly traded company on June 28, 2017 through June 30, 2017, or three days of activity. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period.
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2017	2016	2017	2016
Numerator:
Net income	$169	$—	$169	$—
Denominator:
Weighted average common shares outstanding	43,084,205	—	43,084,205	—
Weighted average restricted stock shares	150,000	—	150,000	—
Basic and diluted weighted average shares outstanding	43,234,205	—	43,234,205	—
Basic and Diluted Earnings Per Share	$—	$—	$—	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 18. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
The Company does not have any employees and is externally management by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays PRCM a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. The Company incurred $0.1 million as a management fee to PRCM for both the three and six months ended June 30, 2017. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies.
Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers, a subsidiary of PRCM. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its equity on an annualized basis. The Predecessor was allocated management fees incurred by Two Harbors of $1.8 million and $3.5 million for the three and six months ended June 30, 2017, respectively, and $1.6 million and $3.4 million for the three and six months ended June 30, 2016, respectively.
In addition, during the three and six months ended June 30, 2017 and 2016, certain direct and allocated operating expenses were paid by Two Harbors to PRCM Advisers and other third-party vendors and included in the Company’s condensed consolidated statements of comprehensive income. These direct and allocated costs totaled approximately $1.9 million and $4.2 million for the three and six months ended June 30, 2017, respectively, and $1.4 million and $3.5 million for the three and six months ended June 30, 2016, respectively. Expenses during the period may have been different had the Predecessor not been a subsidiary of Two Harbors during those periods. At June 30, 2017 and December 31, 2016, the Company had outstanding payables to Two Harbors of $1.8 million and $21.2 million, respectively.
The Company finances certain of its loans held-for-investment through a revolving note payable with TH Insurance. In exchange for the note with TH Insurance, the Company receives an allocated portion of TH Insurance’s advances from the FHLB. The Company pledges to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. As of June 30, 2017 and December 31, 2016, the total outstanding note payable to TH Insurance was $592.3 million and $593.6 million with an interest rate of 1.52% and 0.85%, respectively. The note is set to mature on December 31, 2017; however, the Company expects the note payable to remain in effect for a short term (during which the Company remains a majority owned subsidiary of Two Harbors) to assist with cash management and operational processes as the investments in the Company’s portfolio currently pledged to the FHLB are released and transitioned to the Company’s repurchase facilities.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.

Note 19. Subsequent Events
Events subsequent to June 30, 2017, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Prospectus dated June 22, 2017, filed with the SEC on June 26, 2017.

Our Company
We are a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We were formed to continue and expand the commercial real estate lending business established by Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust. In the first quarter of 2015, Two Harbors established its commercial real estate lending business, TH Commercial Holdings LLC, collectively with its subsidiaries, our Predecessor. Concurrently with the closing of our initial public offering, or the IPO, on June 28, 2017, we completed a formation transaction, or the Formation Transaction, pursuant to which we acquired from Two Harbors the equity interests in our Predecessor, including its portfolio of commercial real estate debt investments and related financing. In exchange, we issued 33,071,000 shares of our common stock and 1,000 shares of our 10% cumulative redeemable preferred stock to Two Harbors. Upon the completion of the Formation Transaction, the Predecessor became our wholly owned indirect subsidiary.
We are externally managed by Pine River Capital Management L.P., or PRCM, or our Manager, a global asset management firm and Securities and Exchange Commission, or SEC, registered investment adviser. By capitalizing on our Manager’s commercial real estate team’s, or CRE team’s, longstanding presence in the commercial real estate finance markets and its reputation as a thoughtful and responsible manager of investors’ capital, we intend to continue to build a leading commercial real estate lending platform.
We are a long-term, fundamental value-oriented investor. We construct our investment portfolio on a loan-by-loan basis, emphasizing rigorous credit underwriting, selectivity and diversification, and assess each investment from a fundamental value perspective relative to other opportunities available in the market. Our primary target investments are directly originated floating-rate performing senior commercial mortgage loans, typically with terms of three to five years, usually ranging in size from $25 million to $150 million. We typically provide intermediate-term bridge or transitional financing for a variety of purposes, including acquisitions, recapitalizations, refinancings and a range of business plans including lease-up, renovation, repositioning and repurposing of the property. We generally target the top 25, and up to top 50, metropolitan statistical areas in the United States, or MSAs. We believe that those markets provide ample supply of high credit quality properties to lend against, sufficient number of owners and sponsors with institutional attributes, and adequate market liquidity. We believe this approach enables us to deliver attractive risk-adjusted returns to our stockholders while preserving our capital base through diverse business cycles.
Our origination strategy relies on our CRE team’s extensive and longstanding direct relationships with a wide array of national, regional and local private owner/operators, private equity firms, funds, REITs, brokers and co-lenders. We invest significant time and resources in the early stages of our origination process and communicate frequently with our borrowers to increase the likelihood of closing the investment on the original terms. As a result, our CRE team has developed a reputation as a reliable counterparty, which has led to multiple investment opportunities.
We believe that the U.S. commercial real estate debt markets offer enduring investment opportunities. Over $1.5 trillion of commercial real estate debt is scheduled to mature over the next five years and there is a sustained need for acquisition, repositioning and recapitalization loans. We believe that traditional lenders, including banks that have historically accounted for approximately half of the market, will not be able to meet projected borrower demand due to structural and regulatory constraints. As a result, we believe that there are significant opportunities to originate floating-rate senior commercial mortgage loans on transitional properties at attractive risk-adjusted returns.
We intend to elect to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated one of our subsidiaries as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.

Our Manager
PRCM is a global asset management firm with institutional capabilities in managing new ventures, risk management, compliance and reporting. Our Manager has valuable industry and analytical expertise, extensive long-term relationships in the financial community and established fixed-income, mortgage and real estate investment experience. PRCM has made significant investments to establish the CRE team and the resources for the direct origination, credit underwriting, monitoring, financing and risk management of our target investments.

Our Portfolio
As of June 30, 2017, our loan portfolio consisted of 45 commercial mortgage loans having a principal balance of $1.8 billion, with an additional $215.3 million of potential future funding obligations, diversified across geographies, property types, structures and credits.
We focus on originating senior commercial mortgage loans backed by different types of commercial real estate properties located in various markets across the United States. We may, from time to time, invest in other debt and debt-like commercial real estate investments. Together, we refer to these investments as our target investments. Our target investments include:
Primary Target Investments

•
Senior Mortgage Loans. Commercial mortgage loans that are secured by real estate and evidenced by a first priority mortgage. These loans may vary in term, may bear interest at a fixed or floating rate (although our focus is floating-rate loans), and may amortize and typically require a balloon payment of principal at maturity. These investments may encompass a whole loan or may include pari passu participations within such a mortgage loan. These loans may finance stabilized properties or properties that are subject to a business plan that is expected to enhance the value of the property through lease-up, refurbishment, updating or repositioning.

Secondary Target Investments
As part of our financing strategy, we may from time-to-time syndicate senior participations in our originated senior commercial mortgage loans to other investors and retain a subordinated debt position for our portfolio in the form of a mezzanine loan or subordinated mortgage interest, as described below. Alternatively, on occasion we may opportunistically co-originate the investments described below with senior lenders, or acquire them in the secondary market.

•	Mezzanine Loans. Mezzanine loans are secured by a pledge of equity interests in the property. These loans are subordinate to a senior mortgage loan, but senior to the property owner’s equity.

•	Preferred Equity. Investments that are subordinate to any mortgage and mezzanine loans, but senior to the property owner’s common equity.

•
Subordinated Mortgage Interests. Sometimes referred to as a B-note, a subordinated mortgage interest is an investment in a junior portion of a mortgage loan. B-notes have the same borrower and benefit from the same underlying secured obligation and collateral as the senior mortgage loan, but are subordinated in priority payments in the event of default.

•
Other Real Estate Securities. Investments in real estate that take the form of commercial mortgage-backed securities, or CMBS, or collateralized loan obligations, or CLOs, that are collateralized by pools of real estate debt instruments, which are often senior mortgage loans, or other securities. These may be classified as available-for-sale, or AFS, securities or held-to-maturity, or HTM, securities.

Based on current market conditions, we expect that the majority of our investments will consist of senior commercial mortgage loans directly originated by us and secured by cash-flowing properties located in the United States. These investments typically pay interest at rates that are determined periodically on the basis of a floating base lending rate, primarily LIBOR plus a premium and have an expected term between three and five years.
Our Manager may opportunistically adjust our capital allocation to our target investments, with the proportion and types of investments changing over time depending on our Manager’s views on, among other things, the current economic and credit environment. In addition, we may invest in investments other than our target investments, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from regulation under the 1940 Act.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Prospectus dated June 22, 2017, filed with the SEC on June 26, 2017, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
Important factors, among others, that may affect our actual results include:

•	the timing of cash flows, if any, from our investments;

•	the state of the U.S. economy generally or in specific geographic regions;

•	defaults by borrowers in paying debt service on outstanding items and borrowers' abilities to manage and stabilize properties;

•	actions and initiatives of the U.S. Government and changes to U.S. Government policies;

•	our ability to obtain financing arrangements on terms favorable to us or at all;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	general volatility of the securities markets in which we invest;

•	the return or impact of current or future investments;

•	allocation of investment opportunities to us by our Manager;

•	changes in interest rates and the market value of our investments;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

•	our ability to locate suitable investments, and monitor, service and administer our investments and execute our investment strategy;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
This Quarterly Report on Form 10-Q may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Factors Affecting our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets, credit performance of our assets and the supply of, and demand for, commercial mortgage loans, other commercial real estate debt instruments and other financial assets available for investment in the market. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers.
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions and local markets, property types, borrower types, loan structures and types. We do not limit our investments to any number of geographical areas or property types for our originations and will continue to develop a well-diversified investment portfolio. Additionally, our CRE team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers.
Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Most of our financing is in the form of repurchase agreements or other types of credit facilities provided to us from our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight.
As of June 30, 2017, a portion of our portfolio was financed through a note payable from our Predecessor to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. Currently, TH Insurance lends to us under a note payable pursuant to which we pledge eligible investments to the FHLB as collateral for TH Insurance’s FHLB advances. We expect this note payable will remain in effect for a short term to assist with cash management and operational processes as our investments in our portfolio currently pledged to the FHLB are released and transitioned to our repurchase facilities. The note payable to TH Insurance reflects terms consistent with TH Insurance’s FHLB advances. As of June 30, 2017, our weighted average borrowing rate for the note payable was 1.52%. However, subsequent to the short-term transition period (during which we remain a majority owned subsidiary of Two Harbors), we will no longer have the benefit of the FHLB advances and our average borrowing rates will increase from those that were historically available under this arrangement.
To the extent available in the market, we may seek to finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. We seek to mitigate this risk by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.
Operating Expenses - Investment Management and Corporate Overhead
We incur significant general and administrative costs, including certain costs related to being a public company and costs incurred on our behalf by our Manager. We expect these costs to decline as a percentage of revenue as our company and portfolio grow. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own. Our Manager performs these services for us and provides us with a comprehensive suite of investment and portfolio management services.
Under our management agreement with PRCM, we pay all costs and expenses of PRCM incurred on our behalf in order to operate our business, as well as all compensation costs for certain personnel providing services to us under the management agreement, other than personnel directly involved in supporting the investment function. We also pay our Manager a quarterly base management fee equal to 0.375% (a 1.50% annual rate) of our equity and an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, as defined in the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.

Market Conditions
We believe that the commercial real estate debt markets offer compelling investment opportunities especially when approached fundamentally with a focus on strong credit and cash flow characteristics, and high quality borrowers and sponsors. These investment opportunities are supported by active real estate transaction volumes, continuous need for refinancing of legacy loans, and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis of 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limits the capacity of available funding for certain types of commercial mortgage loans which comprise a large part of our target investments. We believe that this reduced funding capacity in the market combined with strong demand from borrowers will provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive risk-adjusted returns for our stockholders
Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long-term, and as such they are carried at amortized cost on our condensed consolidated balance sheets. We evaluate our investments for impairment on a quarterly basis and impairments are recognized when it is probable that we will not be able to collect all amounts estimated to be collected at the time of origination of the investment. We evaluate impairment (both interest and principal) based on the present value of expected future cash flows discounted at the investment’s effective interest rate or the fair value of the collateral, if repayment is expected solely from the collateral.
Although we intend to hold our target investments for the long-term, we may occasionally classify some of our investments as available-for-sale. Investments classified as available-for-sale are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investments for trading purposes.
Changes in Market Interest Rates
Although our strategy is to primarily originate, invest in and manage senior floating-rate commercial mortgage loans, from time-to-time we may acquire fixed-rate investments, which exposes our operating results to the risks posed by fluctuation in interest rates. To the extent that this applies to us, we may choose to actively manage this risk through the use of our Manager’s sophisticated hedging strategies.

Summary of Results of Operations and Financial Condition
As a result of our Formation Transaction on June 28, 2017, we are considered a continuation of our Predecessor’s business operations. Accordingly, our Predecessor’s historical results of operations and cash flows are included in our condensed consolidated financial statements and the following financial results discussion.
Our U.S. GAAP net income was $14.2 million and $27.7 million for the three and six months ended June 30, 2017, as compared to U.S. GAAP net income of $7.8 million and $13.8 million for the three and six months ended June 30, 2016. We have calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. We have defined the post-formation period to be the period from the date we commenced operations as a publicly traded company on June 28, 2017 through June 30, 2017, or three days of activity. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period. Earnings per share for both the three and six months ended June 30, 2017 was $0.00 per weighted common share.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities do not impact our U.S. GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and six months ended June 30, 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $15,998 and $95,987, respectively. This, combined with U.S. GAAP net income of $14.2 million and $27.7 million, resulted in comprehensive income of $14.2 million and $27.7 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $0.1 million and net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $0.2 million, respectively. This, combined with U.S. GAAP net income of $7.8 million and $13.8 million, resulted in comprehensive income of $7.9 million and $13.6 million for the three and six months ended June 30, 2016, respectively.

The following tables present the components of our comprehensive income for the three and six months ended June 30, 2017 and 2016:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2017	2016	2017	2016
Interest income:	(unaudited)		(unaudited)
Loans held-for-investment	$24,920	$12,238	$47,558	$22,129
Available-for-sale securities	256	248	502	516
Held-to-maturity securities	920	1,062	1,852	2,243
Cash and cash equivalents	4	2	6	3
Total interest income	26,100	13,550	49,918	24,891
Interest expense	7,773	2,576	13,879	4,028
Net interest income	18,327	10,974	36,039	20,863
Other income:
Ancillary fee income	—	21	—	26
Total other income	—	21	—	26
Expenses:
Management fees	1,925	1,640	3,587	3,409
Servicing expense	307	122	629	227
Other operating expenses	1,900	1,396	4,173	3,483
Total expenses	4,132	3,158	8,389	7,119
Income before income taxes	14,195	7,837	27,650	13,770
Benefit from income taxes	(2)	(1)	(1)	(7)
Net income	$14,197	$7,838	$27,651	$13,777
Basic and diluted earnings per weighted average common share	$—	$—	$—	$—
Dividends declared per common share	$—	$—	$—	$—
Basic and diluted weighted average number of shares of common stock outstanding	43,234,205	—	43,234,205	—

Comprehensive income:
Net income	$14,197	$7,838	$27,651	$13,777
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	16	63	96	(192)
Other comprehensive income (loss)	16	63	96	(192)
Comprehensive income	$14,213	$7,901	$27,747	$13,585

(in thousands)	June 30, 2017	December 31, 2016
Balance Sheet Data:
	(unaudited)
Loans held-for-investment	$1,739,253	$1,364,291
Total assets	$2,071,989	$1,495,607
Repurchase agreements	$640,124	$451,167
Note payable to affiliate	$592,280	$593,632
Total stockholders’ equity	$832,398	$427,991

Results of Operations
The following analysis focuses on financial results during the three and six months ended June 30, 2017 and 2016.
Interest Income
Interest income increased from $13.6 million and $24.9 million for the three and six months ended June 30, 2016 to $26.1 million and $49.9 million for the same periods in 2017, due to the origination and acquisition of 22 commercial real estate debt and related investments with a principal balance of $814.1 million and additional fundings of $56.7 million provided on existing loan commitments during the period from June 30, 2016 to June 30, 2017.
Interest Expense
Interest expense increased from $2.6 million and $4.0 million for the three and six months ended June 30, 2016 to $7.8 million and $13.9 million for the same periods in 2017, due to increased financing on the originations and acquisitions described above, as well as increases in borrowing rates due to increases in LIBOR and an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance).
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Loans held-for-investment
First mortgages	$1,510,926	$22,546	6.0%	$1,442,240	$42,809	5.9%
Subordinated loans	104,432	2,374	9.1%	103,058	4,749	9.2%
Available-for-sale securities	12,798	256	8.0%	12,798	502	7.8%
Held-to-maturity securities	44,063	920	8.4%	45,234	1,852	8.2%
Other		4			6
Total interest income/net asset yield	$1,672,219	$26,100	6.2%	$1,603,330	$49,918	6.2%
Interest-bearing liabilities (2)
Collateralized by:
Loans held-for-investment
First mortgages	$1,129,646	$7,208	2.6%	$1,086,320	$12,782	2.4%
Subordinated loans	30,468	256	3.4%	30,038	482	3.2%
Available-for-sale securities	8,140	64	3.2%	8,133	125	3.1%
Held-to-maturity securities	26,781	245	3.7%	27,466	490	3.6%
Total interest expense/cost of funds	$1,195,035	7,773	2.6%	$1,151,957	13,879	2.4%
Net interest income/spread		$18,327	3.6%		$36,039	3.8%

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Loans held-for-investment
First mortgages	$713,261	$10,053	5.6%	$626,901	$17,735	5.7%
Subordinated loans	89,558	2,185	9.8%	89,569	4,394	9.8%
Available-for-sale securities	13,187	248	7.5%	13,748	516	7.5%
Held-to-maturity securities	54,669	1,062	7.8%	57,803	2,243	7.8%
Other		2			3
Total interest income/net asset yield	$870,675	$13,550	6.2%	$788,021	$24,891	6.3%
Interest-bearing liabilities (2)
Collateralized by:
Loans held-for-investment
First mortgages	$480,906	$2,120	1.8%	$380,105	$3,111	1.6%
Subordinated loans	21,975	135	2.5%	22,115	270	2.4%
Available-for-sale securities	8,559	56	2.6%	8,783	112	2.5%
Held-to-maturity securities	33,822	265	3.1%	35,216	535	3.0%
Total interest expense/cost of funds	$545,262	2,576	1.9%	$446,219	4,028	1.8%
Net interest income/spread		$10,974	4.3%		$20,863	4.5%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

(2)	Includes repurchase agreements and note payable to affiliate.

The increase in yields on first mortgages for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was predominantly driven by originations and acquisitions of higher-yielding first mortgages during the latter portion of 2016 and the three and six months ended June 30, 2017. The decrease in yields on subordinated loans for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was predominantly driven by the lower-yielding B-note acquired during the six months ended June 30, 2017. The increase in cost of funds on both first mortgages and subordinated loans for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily the result of increases in borrowing rates due to increases in LIBOR and secondarily the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance).
The increase in yields on AFS and HTM securities for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was driven by lower prepayments. The increase in cost of funds associated with the financing of AFS and HTM securities for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was the result of increases in borrowing rates due to increases in LIBOR.

Management Fees
We do not have any employees and are externally management by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement, we incurred $0.1 million as a management fee to PRCM for both the three and six months ended June 30, 2017. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 12 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
Prior to the IPO and Formation Transaction, our Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers LLC, a subsidiary of PRCM. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its equity on an annualized basis. Our Predecessor was allocated management fees incurred by Two Harbors of $1.8 million and $3.5 million for the three and six months ended June 30, 2017, respectively, and $1.6 million and $3.4 million for the three and six months ended June 30, 2016, respectively.

Servicing Expenses
For the three and six months ended June 30, 2017, we recognized $0.3 million and $0.6 million, respectively, in servicing expenses related to the subservicing commercial mortgage loans, compared to $0.1 million and $0.2 million for the same periods in 2016. The increase in servicing expenses during the three and six months ended June 30, 2017, as compared to the same period in 2016, was driven by the origination and acquisition of commercial real estate debt and related investments, as described above.
Other Operating Expenses
For the three and six months ended June 30, 2017, we recognized $1.9 million and $4.2 million of other operating expenses, which represents an annualized expense ratio of 1.5% and 1.8% of average equity, respectively. For the three and six months ended June 30, 2016, we recognized $1.4 million and $3.5 million of other operating expenses, which represents an annualized expense ratio of 1.3% and 1.5% of average equity, respectively. The increase in our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation of our business.
Included in other operating expenses are direct and allocated costs that were paid by Two Harbors to PRCM Advisers LLC and other third-party vendors. These direct and allocated costs totaled approximately $1.9 million and $4.2 million for the three and six months ended June 30, 2017, respectively, and $1.4 million and $3.5 million for the three and six months ended June 30, 2016, respectively.

Financial Condition
We originate and acquire commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial mortgage loan. The underlying loan held by the trust is consolidated on our condensed consolidated balance sheet and classified as loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired. We also hold CMBS, representing interests in pools of commercial mortgage loans issued by trusts.
The following tables provide a summary of our portfolio as of June 30, 2017:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	Initial LTV (3)	Stabilized LTV (4)
First mortgages	$1,862,045	$1,648,342	$1,634,985	L+4.42%	L+4.98%	3.6	69.9%	63.6%
Subordinated loans	105,989	104,409	104,268	L+8.17%	L+8.77%	5.3	67.6%	61.3%
CMBS	56,294	56,294	56,278	L+7.43%	L+8.09%	5.3	74.9%	74.8%
Total/Wtd Avg	$2,024,328	$1,809,045	$1,795,531	L+4.69%	L+5.26%	3.7	69.9%	63.9%

(dollars in millions)
Type	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	State	Property Type	Initial LTV (3)	Stabilized LTV (4)
Senior	07/16	$120.5	$97.8	$96.7	L+4.45%	L+4.99%	4.0	Various	Office	62.8%	61.5%
Senior	12/15	120.0	120.0	120.0	L+4.20%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	09/15	105.0	105.0	105.0	L+3.42%	L+3.79%	3.0	CA	Retail	70.9%	66.9%
Senior	05/17	86.5	68.0	66.9	L+4.10%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	04/16	82.0	82.0	81.5	L+4.75%	L+5.44%	3.0	NY	Industrial	75.9%	55.4%
Senior	11/15	79.0	78.0	78.0	L+4.20%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	10/16	78.5	75.6	74.9	L+4.37%	L+4.83%	4.0	NC	Office	72.4%	68.1%
Senior	11/16	68.8	36.9	36.5	L+4.89%	L+5.78%	3.0	OR	Office	66.5%	51.1%
Senior	06/16	68.4	51.3	51.0	L+4.49%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	12/16	62.3	62.3	60.7	L+4.11%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	01/17	58.6	39.5	39.0	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	51.5	50.9	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	08/16	54.5	42.5	41.9	L+4.95%	L+5.54%	4.0	NJ	Office	60.8%	63.0%
Senior	11/15	54.3	39.1	39.0	L+4.55%	L+5.13%	4.0	MD	Office	80.0%	64.5%
Senior	12/15	51.5	46.7	46.7	L+4.65%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	02/16	47.6	43.3	43.0	L+4.30%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Mezzanine	03/15	45.9	45.9	45.9	L+6.75%	L+7.61%	5.0	Various	Hotel	70.3%	63.5%
Senior	11/16	45.5	37.5	37.2	L+4.60%	L+5.46%	2.0	NY	Office	76.4%	66.5%
Senior	06/17	45.0	45.0	44.4	L+4.50%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	05/17	44.0	36.0	35.5	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/15	43.5	43.5	43.5	L+4.05%	L+4.25%	3.0	TX	Multifamily	82.3%	76.8%
Senior	04/16	43.5	43.5	43.1	L+4.40%	L+5.41%	3.0	NY	Office	66.9%	62.1%
CMBS	11/15	43.5	43.5	43.5	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Senior	11/16	37.0	34.3	33.7	L+4.27%	L+5.03%	3.0	NY	Multifamily	61.3%	56.9%
Senior	05/17	35.2	27.6	27.1	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	01/16	34.0	33.1	32.9	L+4.80%	L+5.32%	3.0	IL	Multifamily	82.1%	66.7%
Senior	05/17	33.8	21.3	21.0	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.6	5.11%	5.26%	10.0	NJ	Office	71.6%	71.6%
Senior	10/16	32.2	25.4	25.1	L+4.55%	L+5.16%	3.0	CA	Office	68.6%	48.6%
Senior	05/17	27.6	25.7	25.4	L+4.57%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	08/16	24.0	24.0	23.9	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	08/16	24.0	21.4	21.2	L+4.57%	L+5.25%	3.0	FL	Multifamily	70.6%	57.9%
Senior	10/15	23.5	23.5	23.5	L+3.60%	L+3.88%	4.0	NY	Multifamily	73.4%	58.6%
Senior	10/15	23.0	23.0	22.9	L+4.99%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	10/16	20.0	16.9	16.6	L+4.85%	L+5.90%	3.0	NY	Multifamily	73.8%	62.5%
Senior	08/15	19.3	19.3	19.3	L+5.25%	L+5.69%	3.0	FL	Multifamily	76.1%	75.2%
Senior	01/17	19.0	19.0	18.7	L+4.80%	L+5.27%	4.0	TX	Retail	70.4%	69.5%
Senior	08/15	18.7	18.7	18.7	L+4.05%	L+4.57%	3.0	FL	Multifamily	85.0%	68.4%
Senior	12/16	17.5	11.9	11.7	L+5.90%	L+6.97%	3.0	CA	Office	70.4%	72.0%
Mezzanine	08/15	17.0	17.0	17.0	L+8.75%	L+9.03%	2.0	FL	Hotel	70.7%	67.9%
B-Note	01/17	14.9	14.9	14.9	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	06/16	13.4	13.4	13.3	L+4.62%	L+5.31%	3.0	NY	Multifamily	81.7%	64.7%
CMBS	12/15	12.8	12.8	12.8	8.06%	L+8.19%	13.0	Various	Office	65.8%	65.8%
Mezzanine	07/15	11.8	10.3	10.2	L+12.25%	L+12.50%	3.0	PA	Office	83.0%	73.6%
Senior	09/15	11.0	11.0	11.0	L+4.03%	L+4.56%	3.0	FL	Multifamily	77.7%	76.9%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	6.4	6.4	6.3	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$2,024.4	$1,809.0	$1,795.5	L+4.69%	L+5.26%	3.7			69.9%	63.9%
____________________

(1)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(2)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

(3)
Initial LTV considers the “as is” value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) of the underlying property or properties, as set forth in the original appraisal.

(4)
Stabilized LTV considers the “as stabilized” value (as determined in conformance with USPAP) of the underlying property or properties, as set forth in the original appraisal. “As stabilized” value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.

As of June 30, 2017, our borrowings consisted of repurchase agreements collateralized by our pledge of loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, as well as a note payable to TH Insurance, collateralized by our pledge of loans held-for-investment. Currently, TH Insurance lends to us under a note payable pursuant to which we pledge eligible investments to the FHLB as collateral for TH Insurance’s FHLB advances. We expect this note payable will remain in effect for a short term to assist with cash management and operational processes as our investments in our portfolio currently pledged to the FHLB are released and transitioned to our repurchase facilities. The note payable to TH Insurance reflects terms consistent with TH Insurance’s FHLB advances. As of June 30, 2017, our weighted average borrowing rate for the note payable was 1.52%. However, subsequent to the short-term transition period (during which we remain a majority owned subsidiary of Two Harbors), we will no longer have the benefit of the FHLB advances and our average borrowing rates will increase from those that were historically available under this arrangement.
As of June 30, 2017, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities was 1.5:1.0, which was lower than our average debt-to-equity ratio for the three months ended June 30, 2017 of 2.3:1.0 due to the increase in our equity balance as a result of our IPO on June 28, 2017, the proceeds from which were largely held in cash at June 30, 2017. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements and the note payable to TH Insurance for the three months ended June 30, 2017, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended June 30, 2017	$1,195,035	$1,232,404	$1,253,857
For the Three Months Ended March 31, 2017	$1,108,882	$1,145,891	$1,145,891
For the Three Months Ended December 31, 2016	$864,835	$1,044,799	$1,044,799
For the Three Months Ended September 30, 2016	$656,118	$773,346	$773,346
For the Three Months Ended June 30, 2016	$545,262	$624,659	$624,659

As of June 30, 2017, our stockholders’ equity was $832.4 million and our common book value per share was $19.25. As of March 31, 2017, our total equity was $441.5 million.
The following table provides details of our changes in stockholders’ equity from March 31, 2017 to June 30, 2017:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Equity at March 31, 2017 (pre-IPO)	$441.5	—	$—
Comprehensive income	14.2
Other	—	0.2
Balance before capital transactions	455.7	0.2
Net capital contributions from Two Harbors	194.8
Issuance of common stock, net of offering costs	181.9	43.1
Common stockholders' equity at June 30, 2017	$832.4	43.3	$19.25

Issuance of Common Stock
On June 28, 2017, we completed an IPO of 10,000,000 shares of our common stock at a price of $19.50 per share, for gross proceeds of $195.0 million. We received net proceeds of approximately $181.9 million, after accounting for issuance costs of approximately $13.1 million. Concurrently with the closing of the IPO, we issued 33,071,000 shares of our common stock to Two Harbors in exchange for the equity interests in our Predecessor, which became our wholly owned indirect subsidiary as a result of the transaction.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our target investments and operations, make distributions to our stockholders and other general business needs. We use cash to acquire our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash consist of unused borrowing capacity under our financing sources, the net proceeds of future equity and debt offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) repurchase agreements and other types of credit facilities, (b) securitizations, (c) other sources of private financing, and (d) public offerings of our equity or debt securities. We believe that the cash provided by our operations and anticipated financing activities, combined with the net proceeds of our IPO, will be adequate to fund our business development plan, our operating requirements and the payment of dividends required for us to qualify as a REIT for at least the next 12 months.
In the future, we may use other additional sources of financing to fund the origination or acquisition of our target investments, including other credit facilities, warehouse facilities, repurchase facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. We may also finance our business through the non-recourse sale of senior loan interests.
We may also seek to raise further equity capital and issue debt securities in order to fund our future investments. For example, we may seek to enhance the returns on our commercial mortgage loan portfolio through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of such senior portion of a loan will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization.
As of June 30, 2017, we held $249.1 million in cash and cash equivalents available to support our operations; $1.8 billion of loans held-for-investment, AFS securities and HTM securities; and $1.2 billion of outstanding debt in the form of repurchase agreements and a note payable to TH Insurance. During the three months ended June 30, 2017, our debt-to-equity ratio decreased from 2.6:1.0 to 1.5:1.0, driven by the increase in our equity balance as a result of our IPO on June 28, 2017, the proceeds from which were largely held in cash at June 30, 2017. We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3-to-1 ratio on a company basis. The amount of leverage we will deploy for our target investments will depend upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments, and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of June 30, 2017, we held approximately $249.1 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2017, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.

As of June 30, 2017, we had master repurchase agreements in place with five counterparties (lenders) and one short-term bridge financing facility with another counterparty, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements, due to credit or market events, depending on the agreement. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
An overview of our repurchase facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	As of June 30, 2017
(dollars in thousands)	Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
JPMorgan Chase Bank	June 28, 2019	No	$211,702	$288,298	$500,000
Morgan Stanley Bank (2)	June 28, 2020	No	$229,870	$270,130	$500,000
Wells Fargo Bank (3)	June 28, 2019	No	$90,000	$286,540	$376,540
Goldman Sachs Bank	May 2, 2019	No	$15,794	$234,206	$250,000
Citibank	June 28, 2020	No	$—	$250,000	$250,000
UBS (4)	November 1, 2017	No	$58,312	$41,688	$100,000
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Includes an option, to be exercised at the Company’s discretion, to increase the maximum facility amount to $600 million, subject to certain customary conditions contained in the agreement.

(3)	This facility finances a fixed pool of assets.

(4)	This facility is a short-term bridge financing facility.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2017:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2017, our unrestricted cash, as defined, was $249.1 million, while 5.0% of our recourse indebtedness, as defined, was $41.1 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 28, 2017 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $624.1 million. As of June 30, 2017, our tangible net worth, as defined, was $832.4 million.

•
Target asset leverage ratio cannot exceed 75.0% and our total leverage ratio cannot not exceed 80.0%. As of June 30, 2017, our target asset leverage ratio, as defined, was 68.6% and our total leverage ratio, as defined, was 59.8%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of June 30, 2017, our minimum interest coverage, as defined, was 3.4:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements and the note payable to TH Insurance as of June 30, 2017.

(in thousands)	June 30, 2017
Loans held-for-investment	$1,559,755
Available-for-sale securities, at fair value	12,782
Held-to-maturity securities	43,496
Restricted cash	87
Due from counterparties	361
Total	$1,616,481

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Commercial mortgage loans are subject to longer trade timelines than securities and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets may be limited by delays due to the time period needed for negotiating transaction documents and conducting diligence. Consequently, even if we identify a buyer for our commercial mortgage loans, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition.
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements, and may be financed with credit facilities (including term loans and revolving facilities), a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements and note payable as of June 30, 2017:

(in thousands)	June 30, 2017
Within 30 days	$—
30 to 59 days	34,446
60 to 89 days	—
90 to 119 days	—
120 to 364 days	650,592
One year and over	547,366
Total	$1,232,404

For the three months ended June 30, 2017, our restricted and unrestricted cash balance increased approximately $214.6 million to $251.5 million at June 30, 2017. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended June 30, 2017, operating activities decreased our cash balances by approximately $16.2 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended June 30, 2017, investing activities decreased our cash balances by approximately $232.4 million, primarily driven by originations and acquisitions of loans held-for-investment.

•
Cash flows from financing activities. For the three months ended June 30, 2017, financing activities increased our cash balance by approximately $463.2 million, primarily driven by proceeds from repurchase agreements due to originations and acquisitions of loans held-for-investment.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of June 30, 2017, we had unfunded commitments on commercial mortgage loans held-for-investment of $215.3 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Dividends
We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our REIT taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell investments or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Inflation
Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with U.S. GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them and rely on our Manager’s sophisticated risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed.
Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments. Credit risk is also addressed through our on-going review, and our investment portfolio is monitored for variance from expected defaults, severities, losses and cash flow on a monthly basis, with more intense analysis and oversight done on a quarterly basis.
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates decrease net income. As of June 30, 2017, approximately 96.9% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 3.1% of our portfolio earns a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our repurchase agreements are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on PRCM’s and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM may produce results that differ significantly from the estimates and assumptions used in our models.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2017. All changes in value are measured as the change from our June 30, 2017 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$605	$352	$(357)	$(715)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	18	9	(9)	(18)
Repurchase agreements	(295)	(148)	148	295
Note payable to affiliate	(636)	(318)	318	636
Total net assets	$(321)	$(111)	$106	$211

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(2,809)	$(2,539)	$2,662	$5,324

The interest rate sensitivity table quantifies the potential changes in annualized net interest income and portfolio value, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio for each rate change are calculated based on assumptions, including yield on future originations and acquisitions, slope of the yield curve, and size of the portfolio. Assumptions made on the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percentage of borrowings and amount and term of borrowing.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2017. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers. This risk is partially mitigated by various facts we consider during our rigorous underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of the date hereof, none of the commercial mortgage loans in our portfolio were non-performing.
Capital Markets Risk
As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate significant operating cash flow and therefore requires us to utilize capital markets, both debt and equity, to finance our business. As a result, we are exposed to risks related to the capital markets and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under credit facilities or other debt instruments, such as securitizations or unsecured debt. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

Real Estate Risk
Our business strategy focuses on commercial real estate related debt investments. As a result, we will be exposed to the risks generally associated with the commercial real estate market, including occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control.
Additionally, commercial real estate debt investments may be affected by a number of factors, including, national, regional and local economic and real estate conditions, changes in business trends of specific industry segments, property construction characteristics, demographic factors, and changes to building codes. Any combination of these factors may affect the value of real estate collateral for investments within our investment portfolio and the potential proceeds available to a borrower to repay the underlying loans, which could cause us to suffer losses. We seek to manage these risks through our rigorous and fundamentally driven underwriting and investment management processes.
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of repurchase agreements. Should the value of our investments pledged as collateral on our repurchase agreements significantly decrease, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide ongoing funding, our ability to finance our investments would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements or other sources of financing which require us to renew them on a period basis.
Risk Management
To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, and other risks associated with holding a portfolio of our target investments. Generally, with the guidance and experience of our Manager:

•	we manage our portfolio with focus on diligent, investment-specific market review, enforcement of loan and security rights, and timely execution of disposition strategies;

•
we engage in a variety of interest rate management techniques that seek to mitigate effects of interest rate changes on the values of, and returns we earn on, some of our target investments, and to help us achieve our risk management objectives;

•	we actively employ portfolio-wide and investment-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools; and

•
we seek to manage credit risk through our rigorous underwriting due diligence process prior to origination or acquisition of our target investments and through the use of non-recourse financing, when and where available and appropriate.

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business. As of the date of this filing, we are not party to any litigation or legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
The following is a summary of the significant risk factors known to us that we believe could have a material adverse effect on our business, financial condition and results of operations. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors and, consequently, the following is not a complete discussion of all potential risks or uncertainties.

Risks Related to Our Lending and Investment Activities
Difficult conditions in the commercial mortgage and real estate market, the financial markets and the economy generally may adversely impact our business, results of operations and financial condition.
Our results of operations are materially affected by conditions in the commercial mortgage and real estate markets, the financial markets and the economy generally. Any deterioration of real estate fundamentals generally, and in the United States in particular, and changes in general economic conditions could negatively impact our performance or the value of underlying real estate collateral relating to our investments, increase the default risk applicable to borrowers, and make it relatively more difficult for us to generate attractive risk-adjusted returns.
We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any stagnation in or deterioration of the commercial mortgage or real estate markets may limit our ability to acquire our target investments on attractive terms or cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability and cost, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments and could also affect the pricing of these securities.
A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target investments on attractive terms. In originating target investments, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that our Manager or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and some have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
In addition, changes in the financial regulatory regime that could be proposed by the current administration could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. See “Risk Factors—Risks Related to Our Company—Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.”

As a result of this competition, desirable loans and investments in our target investments may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time. We can provide no assurance that we will be able to identify and originate loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any current relationships with such parties will continue (whether on currently applicable terms or otherwise) or that we will be able to establish relationships with other such persons in the future if desired and on terms favorable to us.
An increase in interest rates may cause a decrease in the availability of certain of our target investments, which could adversely affect our ability to acquire target investments that satisfy our investment objectives and to generate income and pay dividends.
Rising interest rates generally reduce the demand for commercial mortgage loans due to the higher cost of borrowing. A reduction in the volume of commercial mortgage loans originated may affect the volume of certain target investments available to us, which could adversely affect our ability to acquire investments that satisfy our investment and business objectives. If rising interest rates cause us to be unable to originate or acquire a sufficient volume of our target investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
We may not have control over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•	pledge our investments as collateral for financing arrangements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third-party management or servicing with respect to the management of an asset.
Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third parties controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may, in certain circumstances, be liable for the actions of our partners or co-venturers.
Most commercial real estate loans are nonrecourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if a borrower defaults on a loan, which could materially and adversely affect us.
Except for customary nonrecourse carve-outs for certain “bad acts” and environmental liability, most commercial real estate loans are nonrecourse obligations of the borrower, meaning that there is no recourse against the assets of the borrower other than the underlying collateral. In the event of any default under a commercial real estate loan, we bear the risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could have a material adverse effect on our results of operations and financial condition. Even if a commercial real estate loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in many cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial real estate loan may provide for limited recourse to a principal or affiliate of a borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
We may be subject to additional risks associated with commercial real estate loan participations.
Some of our commercial real estate loans may be held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to such participation interests, we may require the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, it may be become bound to actions of the majority to which it otherwise would object. We may be adversely affected by this lack of control with respect to these interests.

Our portfolio of investments is concentrated in terms of geography and asset types and may become concentrated in terms of sponsors, which could subject us to increased risk of loss.
Our investment guidelines do not require us to observe specific diversification criteria. Therefore, our investments may at times be concentrated in certain property types that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations. As of June 30, 2017, approximately 37% of the investments in our portfolio consisted of loans secured by properties in the Northeast United States and approximately 53% of our loans were for office use space.
Asset concentration may cause even modest changes in the value of the underlying real estate assets to significantly impact on the value of our investments. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.
The lack of liquidity of our investments may adversely affect our business, including our ability to value, finance and sell our investments.
The illiquidity of some or all of our investments and investments we intend to make may make it difficult for us to sell such investments, if the need or desire arises. Investments such as senior commercial mortgages, B-notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after investment as a result of periods of delinquencies, defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of these investments are not registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition, except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws.
Consequently, even if we identify a buyer for certain of our senior commercial real estate loans, other debt and debt-like investments there is no assurance that we would be able to sell such investments in a timely manner if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may be forced to sell our investments at a price that is significantly less than the value at which we previously attributed to such investments.
Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic or other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses.
Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to it, our Manager evaluates our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Therefore, we cannot assure you that our Manager will have knowledge of all circumstances that may adversely affect such investment.
Mezzanine loans, B-notes, preferred equity and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures expose us to greater risk of loss.
In addition to our senior floating-rate commercial mortgage loans, our portfolio contains mezzanine loans, CMBS and a B-note, and in the future, we may invest in CMBS, B-notes and preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Any investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. As a result, with respect to any investments in CMBS, B-notes, mezzanine loans and other subordinated debt, we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying senior mortgage loans, class A-Notes, senior mezzanine loans, preferred equity or senior CMBS bonds, as applicable) before the holders of other more senior tranches of debt instruments with respect to such issuer. As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks.
Mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on a mezzanine loan or on debt senior to that loan, or if the borrower is in bankruptcy, the mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property.
Our portfolio contains one B-note, and we may also originate or acquire commercial real estate B-notes in the future, which are mortgage loans that are typically secured by a first mortgage on a single commercial property or group of related properties, but subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. Because each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may vary from transaction to transaction. Further, B-notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Losses related to our B-notes could adversely affect our financial condition and results of operations.
Investments in preferred equity involve a greater risk of loss than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our preferred equity investment, we would only be able to proceed against such entity in accordance with the terms of the preferred equity, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of any such investment, which could result in significant losses.
In addition, our investments in senior mortgage loans may be effectively subordinated to the extent we borrow under a warehouse loan (which can be in the form of a repurchase agreement) or similar facility and pledge the senior mortgage loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of the senior mortgage loan, and therefore if the value of the pledged senior mortgage loan decreases below the amount we have borrowed, we would experience a loss.
Our risk management policies and procedures may not be effective.
We have established and maintain risk management policies and procedures designed to identify, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational risks related to our business, assets and liabilities. These policies and procedures may not sufficiently identify all of the risks to which we are or may become exposed or mitigate the risks we have identified. Any expansion of our business activities may result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. Any failure to effectively identify and mitigate the risks to which we are exposed could have an adverse effect on our business, results of operations and financial condition.
Difficulty or delays in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer.
In light of our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may from time to time maintain cash pending deployment into investments, which may at times be significant. Such cash may be held in an account of ours for the benefit of stockholders or may be invested in money market accounts or other similar temporary investments. While the expected duration of such holding period is expected to be relatively short, in the event we are unable to find suitable investments, such cash positions may be maintained for longer periods. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and such low interest payments on the temporarily invested cash may adversely affect our financial performance and returns to investors.

We may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses.
In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure prospective stockholders that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.
Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.
To the extent we foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.
The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.
If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.
The properties underlying our commercial real estate loans may be subject to other unknown liabilities that could adversely affect the value of these properties, and as a result, our investments.
Properties underlying our commercial real estate loans may be subject to other unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.
The commercial real estate debt investments in which we invest are subject to the property manager’s ability to generate net income from the property, and if net income from the property is insufficient to satisfy debt service, then these investments may be subject to delinquency, foreclosure and loss, which may adversely impact our business, results of operations and financial condition.
We invest in the commercial real estate debt market, with a focus on originating senior commercial mortgage loans, and we may invest in other secondary target investments, including mezzanine loans, B-notes, CMBS and preferred equity investments. Such investments are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property, as opposed to the borrower’s independent income or assets. If the net operating income of the property is reduce borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by numerous factors, including:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions, including decisions on capital improvements;

•	property location and condition;

•	competition from similar properties;

•	changes in national, regional or local economic conditions;

•	changes in regional or local real estate values;

•	changes in regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the debt and equity capital markets, including the availability of debt financing for commercial real estate;

•	changes in governmental rules, regulations and fiscal policies, including real estate taxes, environmental legislation and zoning laws;

•	environmental contamination;

•	fraudulent acts or theft on the part of the property owner, sponsor and/or manager; and

•
acts of God, terrorism, social unrest and civil disturbances, which may result in property damage, decrease the availability of or increase the cost of insurance or otherwise result in uninsured losses.

In the event any of the properties or entities underlying or collateralizing our commercial real estate loans or investments is adversely impacted by any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which in turn would adversely affect our results of operations and financial condition.
Loans on properties in transition involve a greater risk of loss than conventional mortgage loans.
We may originate transitional loans to borrowers who are seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an asset it believes is an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or stabilize the property, the borrower may not be able to satisfy the transitional loan through a sale of the property or conventional financing, and we bear the risk of loss of principal and non-payment of interest and fees.
Borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
CMBS investments may pose additional risks, including the risks arising from the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
Our portfolio contains CMBS and we may invest in additional CMBS assets in the future. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
With respect to the CMBS assets, overall control over the special servicing of the related underlying mortgage loans are held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of CMBS in such series. Because we may acquire classes of existing series of CMBS, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.
Declines in the market values of any available-for-sale investments may adversely affect our results of operations and financial condition.
Most of our investments are valued at cost, however, we value available-for-sale investments quarterly at fair value, as determined in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our investments may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Changes in the market values of available-for-sale investments are directly charged or credited to stockholders’ equity. As a result, a decline in values of available-for-sale investments may result in connection with factors that are out of our control and adversely affect our book value. Moreover, if the decline in value of an available-for-sale investment is other than temporary, such decline will reduce our earnings.

Any warehouse facilities that we may obtain in the future may limit our ability to originate or acquire assets, and we may incur losses if the collateral is liquidated.
We may utilize, if available, warehouse facilities pursuant to which we would accumulate loans in anticipation of a securitization or other financing, which assets would be pledged as collateral for such facilities until the securitization or other transaction is consummated. In order to borrow funds to originate or acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets.
In addition, no assurance can be given that a securitization or other financing would be consummated with respect to the assets being warehoused. If the securitization or other financing is not consummated, the lender could demand repayment of the facility, and in the event that we were unable to timely repay, could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization or other financing is consummated, if any of the warehoused collateral is sold before the completion, we would have to bear any resulting loss on the sale.
The foreclosure process with respect to any loan may be difficult, lengthy and costly, and the liquidation proceeds we receive upon sale of the underlying real estate may not be sufficient to cover our cost basis in the loan.
We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value.
Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss to us.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our future investments may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poors, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
Investments in nonconforming and non-investment grade rated commercial real estate loans or securities involve increased risk of loss.
Certain commercial real estate debt investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Losses related to our non-investment grade loans or securities would adversely affect our financial condition and results of operations.

Insurance on commercial real estate loans may not cover all losses.
Our commercial real estate loans may be subject to certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.
We depend on third-party service providers, including mortgage loan servicers, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in commercial real estate debt investments as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans we originate, the mortgage loans underlying our CMBS and other commercial real estate debt investments to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. This may include systems failures and security breaches that could significantly disrupt our business.

Risks Related to Our Financing and Hedging
We have significant debt and may incur additional debt, which subjects us to increased risk of loss and may reduce cash available for distributions to our stockholders.
We have substantial debt and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Our substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, which is likely to result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.
There can be no assurance that a leveraging strategy will be successful and may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
We may not be able to raise the capital required to finance our assets and grow our business.
The operation of our business requires access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we may invest in certain investments, for which financing has historically been difficult or costly to obtain. Any limitation on our ability to obtain financing for our target investments could require us to seek equity or debt capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, operations, financial condition, liquidity, and our ability to make distributions to stockholders.

We depend on repurchase agreements and other credit facilities to execute our business plan and any limitation on our ability to access funding through these sources could have a material adverse effect on our results of operations, financial condition and business.
Our ability to acquire and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements and other credit facilities in place with several counterparties. In the future, we may enter into additional or increase commitment amounts under the existing repurchase agreements and credit facilities. In each instance, we cannot give assurance that lenders will be willing or able to provide us with sufficient financing through the repurchase markets or otherwise or that we would be able to obtain such financing on favorable terms or at all.
In addition, because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changes in conditions in the financing markets may make it more difficult for us to secure continued financing during times of market stress. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on any covenants or are otherwise unable to access funds under any of our repurchase agreements and credit facilities, we may have to curtail our asset acquisition activities and/or dispose of investments.
Our ability to efficiently access any repurchase agreements may be adversely impacted by counterparty requirements regarding the type of assets that may be sold and the timing and process for such sales. In order for us to borrow funds under any repurchase agreements, counterparties must first review the assets for which we are seeking financing and approve such assets in their sole discretion. This review and approval process may delay the timing in which funding may be provided, or preclude funding altogether. In addition, the review and sale process can be more time consuming with respect to certain asset classes, such as certain commercial real estate debt investments.
It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our creditworthiness or the value of our assets. For example, the Basel III regulatory capital reform rules or other regulatory changes, may have the effect of significantly changing or eliminating the sources of financing that are customarily available to us. If regulatory requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us or eliminate it altogether. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.
Changes in the financing markets could adversely affect the marketability of the assets in which we invest, and this could negatively affect the value of our assets. If our lenders are unwilling or unable to provide us with financing, or if the financing is only available on terms that are uneconomical or otherwise not satisfactory to us, we could be forced to sell assets when prices are depressed. The amount of financing we receive under our repurchase agreements or other credit facilities is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically, repurchase agreements and similar lending arrangements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines that the value of the assets has decreased, it has the right to initiate a margin call, requiring us to transfer additional assets to such lender or repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to stockholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of availability of financing or changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and result in significantly greater losses on the sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.
Although we seek to reduce our exposure to lender concentration-related risk by entering into repurchase agreements and other credit facilities with multiple counterparties, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by such lenders may be significantly greater.

Our inability to meet certain financial covenants related to any repurchase agreements or other credit facilities we have or enter into, could require us to provide additional collateral or pay down debt, or could adversely affect our financial condition, results of operations and cash flows.
In connection with our repurchase agreements and any repurchase agreements and other credit facilities that we may enter into in the future, we are required to comply with certain financial covenants. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the lending facility, acceleration of all amounts owing under the lending facility, and gives the counterparty the right to exercise certain other remedies under the lending agreement, including without limitation the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the lending agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new lending facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.
Our rights under any repurchase agreements are subject to the effects of bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements.
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.
If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying security back to us at the end of the purchase agreement term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur losses.
Under our repurchase agreements and under any repurchase agreements we enter into in the future, we sell the assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the repurchase agreement. Because the cash that we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (the difference being the “haircut”), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the repurchase agreement equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also incur losses on a repurchase agreement if the value of the underlying assets has declined as of the end of the repurchase agreement term, because we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if we default on our obligations under a repurchase agreement, the lender will be able to terminate the repurchase agreement and cease entering into any other repurchase agreements with us. In the future, our repurchase agreements and any new repurchase agreements we may enter into are likely to contain cross-default provisions, so that if a default occurs under any repurchase agreement, the lender can also declare a default with respect to all other repurchase agreements they have with us. If a default occurs under any of our repurchase agreements and a lender terminates one or more of its repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase agreements could adversely affect our earnings and thus our cash available for distribution to stockholders.
An increase in our borrowing costs relative to the interest that we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to stockholders.
As repurchase agreements and other short-term borrowings mature, we must enter into new borrowings, find other sources of liquidity or sell assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which might reduce earnings and, in turn, cash available for distribution to stockholders.

A portion of our portfolio is financed by a note payable to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. Currently, TH Insurance lends to us under a note payable pursuant to which we pledge eligible investments to the FHLB as collateral for TH Insurance’s FHLB advances. We expect this note payable will remain in effect for a short term to assist with cash management and operational processes as our investments in our portfolio currently pledged to FHLB are released and transitioned to our repurchase facilities. The note payable to TH Insurance reflects terms consistent with TH Insurance’s FHLB advances. As of June 30, 2017, our weighted average borrowing rate for the note payable was 1.52%. However, subsequent to the short-term transition period (during which we remain a majority owned subsidiary of Two Harbors), we will no longer have the benefit of the FHLB advances and our average borrowing rates will increase from those that were historically available under this arrangement. This may impact our access to funding sources and our cost of borrowing is expected to increase, which may have a material impact on our business.
We may enter into hedging transactions that expose us to contingent liabilities in the future, which may adversely affect our financial results or cash available for distribution to stockholders.
In the future, we may engage in transactions intended to hedge against various risks to our portfolio, including the exposure to changes in interest rates. The extent of our hedging activity will vary in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to adequately protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of volatile or rapidly changing interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from certain hedging transactions (other than through our taxable REIT subsidiaries, or TRSs) is limited by U.S. federal income tax provisions;

•	the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty may default on its obligations.
Subject to maintaining our qualification as a REIT and satisfying the criteria for no-action relief from the CFTC’s Commodity Pool Operator, or CPO, registration rules, there are no current limitations on the hedging transactions that we may undertake. Our hedging transactions could require us to fund large cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or a demand by a counterparty that we make increased margin payments).
Our ability to fund these obligations will depend on the liquidity of our assets and our access to capital at the time. The need to fund these obligations could adversely affect our financial condition. Further, hedging transactions, which are intended to limit losses, may actually result in losses, which would adversely affect our earnings and could in turn reduce cash available for distribution to stockholders.
The Dodd-Frank Act regulates derivative transactions, including certain hedging instruments we may use in our risk management activities. Rules implemented by the CFTC pursuant to the Dodd-Frank Act require, among other things, that certain derivatives be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. These regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Risks Related to Our Relationship with Our Manager
Our success depends on our Manager and its key personnel. We may not find a suitable replacement if we or our Manager terminates the management agreement.
We do not have any employees and are externally managed and advised by our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and its affiliates. Our CRE team evaluates, negotiates, executes and monitors our loans and investments and advises us regarding maintenance of our qualification as a REIT and exclusion from registration under the Investment Company Act; therefore, our success depends on their skill and management expertise and continued service with our Manager and its affiliates. Furthermore, there is strong competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well. The departure of any of the officers or key personnel of our Manager and its affiliates could have a material adverse effect on our performance.
In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the management agreement is for a three-year period and will be automatically renewed for additional one-year terms thereafter, subject to the right of either party to elect not to renew the agreement; provided, however, that our Manager may terminate the management agreement after the initial term or after any automatic renewal term upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
The personnel provided to us by our Manager, as our external manager, are not required to dedicate a specific portion of their time to the management of our business.
Neither our Manager nor any of its affiliates is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Chief Executive Officer, Chief Investment Officer Chief Operating Officer, Chief Financial Officer and General Counsel are expected to spend a substantial portion of their time on our affairs, key personnel, including these individuals, provided to us by our Manager may become unavailable to us as a result of their departure from PRCM or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any other funds they may manage, and such conflicts may not be resolved in our favor. Each of our executive officers is an employee of an affiliate of PRCM, who has now or may be expected to have significant responsibilities for funds managed by PRCM or its affiliates in the future. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.
There are various conflicts of interest in our relationship with our Manager and its affiliates, which could result in decisions that are not in the best interests of our stockholders. For example, the terms of the management agreement, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. Each of our executive officers is an employee of Pine River Domestic Management L.P., a wholly-owned subsidiary of our Manager. As a result, the management agreement with our Manager was negotiated between related parties, and its terms, including fees payable to our Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.
Our Manager and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours, and thus will face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. Additionally, the ability of our Manager, and the officers and employees providing services to us under the management agreement, to engage in other business activities may reduce the time our Manager spends managing us. For example, our Manager and its affiliates, including certain of our officers and directors, may also serve as officers, directors or partners of other private investment vehicles, including new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by our Manager’s affiliates or our Manager. Under the management agreement, none of our officers are required to devote a specific amount of time to our affairs. Accordingly, we compete with the existing funds of our Manager, its investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers and other personnel.
We may enter into additional transactions with our Manager or its affiliates. In particular, we may acquire assets from our Manager or its affiliates or make co-purchases alongside our Manager or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between our interests and the interests of our Manager and/or its affiliates. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

Our board of directors has approved very broad investment guidelines for us and will not review or approve each investment decision made by our Manager.
Our board of directors periodically reviews and updates our investment guidelines and also reviews our investment portfolio, but does not review or approve specific investments. Our Manager has great latitude within the broad parameters of the investment guidelines set by our board of directors in determining our investments and investment strategies, which could result in investment returns that are substantially below expectations or that result in material losses.
Our Manager’s fee structure may not create proper incentives or may cause our Manager to select investments in more risky assets to increase its incentive compensation.
We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to base management fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans and investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we will be required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.
In addition, our Manager has the ability to earn incentive fees each quarter based on our earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.
Termination of the management agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with our Manager.
Termination of the management agreement without cause would be difficult and costly. The management agreement may be amended, supplemented or modified by agreement between us and our Manager. Following the initial -year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors or upon a determination by the holders of a majority of outstanding shares of common stock, based upon (i) unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole or (ii) our determination that the management fee and incentive fee payable to our Manager are not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. We must provide 180 days’ prior notice of any such termination. Unless terminated for cause, our Manager will be paid a termination fee equal to three times the sum of (i) the average annual base management fee and (ii) average annual incentive compensation, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination date. These provisions increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.
The liability of our Manager is limited under the management agreement, and we agree to indemnify our Manager and its affiliates and advisers against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.
Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services under the management agreement in good faith. It is not responsible for any action of our board of directors in following or declining to follow any advice or recommendations of our Manager, including as set forth in our investment guidelines. Our Manager and its affiliates, and any of their members, stockholders, managers, partners, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager, are not liable to us, our board of directors or our stockholders, partners or members for any acts or omissions (including errors that may result from ordinary negligence, such as errors in the investment decision making process or in the trade process) performed in accordance with the management agreement, except by reason of acts or omission constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction.
We have agreed to indemnify our Manager, its affiliates and any of their officers, stockholders, members, partners, managers, directors, personnel, employees, consultants and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, arising from acts or omissions performed in good faith in accordance with and pursuant to the management agreement. As a result, if we experience poor performance or losses, our Manager would not be liable.

Risks Related to Our Company and Structure
We have a limited operating history as a standalone company and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We were organized in April 2017 to continue the commercial real estate business carried out by our Predecessor which commenced in the first quarter of 2015, and therefore have limited operating history. Prior to the Formation Transaction, we benefited from our Predecessor’s experience and infrastructure. As a subsidiary of Two Harbors, our Predecessor benefited from Two Harbor’s success and brand, strong capital base and financial strength, and established relationships with lenders. We may not be as successful in establishing and expanding our brand, relationships operations and infrastructure to enable us to operate as a standalone public company, and we cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, including the availability of opportunities for the origination or acquisition of target investments, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.
In addition, our future operating results and financial data may vary materially from our historical operating results and financial data due to a number of factors, including costs and expenses associated with the management agreement and being a public company. Consequently, the historical financial statements contained in this Quarterly Report on Form 10-Q may not be useful in assessing our likely future performance.
We may change any of our strategies, policies or procedures without stockholder consent.
We may change any of our strategies, policies or procedures with respect to investments, asset allocation, growth, operations, indebtedness, financing strategy and distributions at any time without the consent of stockholders, which could result in our making investments that are different from, and possibly riskier than, our types of target investments. Changes in strategy could also result in the elimination of certain investments and business activities that we no longer view as attractive or in alignment with our business model. Shifts in strategy may increase our exposure to credit risk, interest rate risk, financing risk, default risk, regulatory risk and real estate market fluctuations. We also cannot assure you that we will be able to effectively execute or to realize the potential benefits of changes in strategy. Any such changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common stock and our ability to make distributions to stockholders.
Maintaining our exclusions from registration as an investment company under the Investment Company Act imposes limits on our operations.
We currently conduct, and intend to continue to conduct, our operations so that we are not required to register as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned or majority-owned subsidiaries, we are primarily engaged in non-investment company businesses related to real estate. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis consist of “investment securities” (the “40% test”). Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
To maintain our status as a non-investment company, the securities issued to us by any wholly owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We monitor our holdings to ensure ongoing compliance with this test, but there can be no assurance that we will be able to maintain an exclusion or exemption from registration. The 40% test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the SEC staff, each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets. For our subsidiaries that maintain the exclusion under Section 3(c)(5)(C) or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”

As a consequence of our seeking to avoid the need to register from the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain our exclusion from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to maintain our exclusion from the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
We determine whether an entity is a majority-owned subsidiary of our company. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested that the SEC or its staff approve our treatment of any entity as a majority-owned subsidiary, and neither has done so. If the SEC or its staff were to disagree with our treatment of one or more subsidiary entities as majority-owned subsidiaries, we may need to adjust our strategy and our assets in order to continue to pass the 40% test. Any adjustment in our strategy or assets could have a material adverse effect on us.
We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat as real estate-related assets, CMBS, B-notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. We note that the SEC staff’s prior no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain our exclusion from the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.
To the extent that the SEC or its staff provide more specific guidance regarding any of the matters bearing upon the definition of investment company and the exemptions and exclusions to that definition, we may be required to adjust our strategy accordingly. On August 31, 2011, the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exclusion (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exclusion that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company’s “primary business.” Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay distributions to our stockholders.
Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the Investment Company Act.
If the market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exclusion from the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets we may own. We may have to make decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.
State licensing requirements cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us and our operations.
Nonbank companies are generally required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses cause us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.
Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations (including laws and regulations having the effect of exempting REITs from the Investment Company Act) and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
We are subject to regulation by laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.

The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. In addition, recent well-publicized security breaches have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security attacks, and may in the future result in heightened cyber-security requirements and/or additional regulatory oversight. As cyber-security threats and government and regulatory oversight of associated risks continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain. Any such actions may adversely impact our results of operations and financial condition.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following our IPO, although circumstances could cause us to lose that status earlier, including if we have more than $1.07 billion in annual revenues as of the end of our fiscal year, we have more than $700.0 million in market value of our stock held by non-affiliates as of the end of our second fiscal quarter or we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our per share trading price may be adversely affected and more volatile.

Risks Related to our REIT Status and Certain Other Tax Items
If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We intend to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Our qualification as a REIT depends on our continuing ability to meet various requirements concerning, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares. Notwithstanding the availability of cure provisions in the Code, we could fail various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

A REIT, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, gain from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Also, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly reduce our cash available for distribution to you.
Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities and limit our expansion opportunities.
In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times, such as when we do not have funds readily available for distribution or when we would like to use funds for attractive investment and expansion opportunities. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 25% (20% in taxable years beginning after December 31, 2017) of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a TRS or a disregarded entity, and no more than 25% of our assets can consist of debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements, we must dispose of a portion of our assets or otherwise come into compliance within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate or price changes with respect to borrowings made or to be made to acquire or carry real estate assets that is properly identified under applicable Treasury regulations, or to manage risk of currency fluctuations with respect to our REIT qualifying income, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
Complying with REIT requirements may force us to borrow to make distributions to stockholders.
From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce the value of our equity.

Our charter provides that any individual (including certain entities treated as individuals for this purpose) is prohibited from owning more than 9.8% of our common stock or of our capital stock, and attempts to acquire our common stock or any of our capital stock in excess of this 9.8% limit would not be effective without a prior exemption from those prohibitions by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of preserving our qualification as a REIT for federal income tax purposes, among other purposes, our charter provides that beneficial or constructive ownership by any individual (including certain entities treated as individuals for this purpose) of more than a certain percentage, currently 9.8%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% by value of our capital stock is prohibited, which we refer to as the “ownership limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of our outstanding common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by an individual or entity could cause an individual to own constructively in excess of 9.8% of our outstanding common stock or our capital stock, respectively, and thus violate the ownership limit. Our board adopted a resolution providing for the exemption of Two Harbors and certain of its affiliates from the ownership limits, which allows them to own in the aggregate up to 85% of our stock. However, there can be no assurance that our board of directors, as permitted in our charter, will increase, or will not decrease, these ownership limits in the future. Our charter provides that any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limits without the consent of our board of directors either will result in the shares being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.
The ownership limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the ownership limits that are granted by our board of directors may limit our board of directors’ ability to grant further exemptions at a later date.
We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash dividends.
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed definitively by the Internal Revenue Service, or the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been satisfied in respect of any such distributions made by us.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% instead of a maximum tax rate of 39.6%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We are dependent on external sources of capital to finance our growth.
As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally have to distribute to our stockholders 90% of our taxable income in order to qualify as a REIT. Our access to external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of any legislation on your investment in our shares and the status of any legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our company.
We may recognize “phantom income” in respect of our investments.
Our taxable income may substantially exceed our net income as determined based on U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, which is referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of our common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, we may acquire distressed loans or other debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. In certain circumstances, this deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and could cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
We may enter into securitizations and other financing transactions that could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of a financing transaction as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to a taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from a taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Our mezzanine loans may not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
We may fail to qualify as a REIT if the IRS successfully challenges the treatment of our mezzanine loans as debt for U.S. federal income tax purposes or successfully challenges the treatment of our preferred equity investments as equity for U.S. federal income tax purposes.
There is limited case law and administrative guidance addressing whether instruments such as mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We expect that our mezzanine loans generally will be treated as debt for U.S. federal income tax purposes, and our preferred equity investments generally will be treated as equity for U.S. federal income tax purposes, but we typically do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If a mezzanine loan is treated as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership that issued the mezzanine loan and we would be treated as receiving our proportionate share of the income of that entity. If that partnership owned non-qualifying assets or earned non-qualifying income, we may not be able to satisfy all of the REIT income or asset tests. Alternatively, if the IRS successfully asserts a preferred equity investment is debt for U.S. federal income tax purposes, then that investment may be treated as a non-qualifying asset for purposes of the 75% asset test and as producing non-qualifying income for 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset test, and it is possible that a preferred equity investment that is treated as debt for U.S. federal income tax purposes could cause us to fail one or more of the foregoing tests. Accordingly, we could fail to qualify as a REIT if the IRS does not respect our classification of our mezzanine loans or preferred equity for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing or syndicating mortgage loans that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of, securitize or syndicate loans in a manner that was treated as a sale of the loans, or if we frequently buy and sell securities in a manner that is treated as dealer activity with respect to such securities for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though direct sales by us or those structures might otherwise be beneficial to us.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are borrowings which are secured by the assets sold pursuant thereto. We believe that we will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Our ownership of and relationship with our TRSs will be restricted, and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying REIT income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% in taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act.
Any domestic TRS we own pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
We expect that the aggregate value of all TRS stock and securities owned by us should be less than 20% of the value of our total assets. Although we monitor our investments in and transactions with TRSs, there can be no assurance that we will be able to comply with the limitation on the value of our TRSs discussed above or to avoid application of the 100% excise tax discussed above.
Our qualification as a REIT may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income that qualifies under the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.

Risks Related to Ownership of Our Common Stock
Until Two Harbors distributes or otherwise disposes of shares of our common stock acquired as a result of the Formation Transaction, it will own approximately 76.5 percent of our outstanding common stock and will be able to exert control over all matters subject to approval by our stockholders.
Two Harbors beneficially owns approximately 76.5% of our common stock on a fully diluted basis. Two Harbors may also acquire additional shares of our common stock in the open market under the 10b5-1 Plan it has agreed to adopt. Two Harbors is restricted from disposing of any shares of our common stock until the expiration of a 120-day lock-up period following the closing of our IPO, after which Two Harbors expects to make a distribution of the shares of common stock issued to it in connection with the Formation Transaction by means of a special pro rata dividend to Two Harbors common stockholders. Until such distribution, Two Harbors has the ability to exert control over all matters subject to a vote of our stockholders. For example, Two Harbors has the ability to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interest of our stockholders. The interests of Two Harbors may not always coincide the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of our other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock. In addition, pursuant to the Director Designation Agreement we have entered into with Two Harbors, Two Harbors has designated three individuals for nomination for election to our board of directors, to serve until our 2019 annual meeting of stockholders, each of whom must qualify as an independent director under the rules of the NYSE and SEC.
Purchases of our common stock by Two Harbors under the 10b5-1 plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market without such purchases.
Two Harbors has adopted a 10b5-1 plan, or the 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Two Harbors agreed, subject to certain conditions, to buy in the open market up to $20 million in the aggregate of shares of our common stock through the earlier of the date on which all the capital committed to the plan has been exhausted or the date preceding the ex-dividend date associate with Two Harbors’ declaration of the pro rata distribution of our common stock to Two Harbors stockholders, but no later than December 31, 2017. During such time, the 10b5-1 Plan requires Two Harbors to purchase shares of our common stock when the market price per share is below book value. Whether purchases will be made under the 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. See “Related Party Transactions and Certain Relationships” for additional details regarding the 10b5-1 Plan.
The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.
Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager and our executive officers;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s or our managements’ key personnel;

•	speculation in the press or investment community;

•
increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, if we have begun to make distributions to our stockholders, and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification or exclusion from the Investment Company Act;

•
price and volume fluctuations from time to time due to a variety of factors, including limited liquidity in our shares if Two Harbors continues to hold at least a majority of our common stock after the closing of our IPO;

•	general market and economic conditions, and trends including inflationary concerns, the current state of the credit and capital markets;

•
significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or REITs generally; and

•	the strength of the commercial real estate market and the U.S. economy generally.
As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.
If we or our existing stockholders sell additional shares of our common stock, the market price of our common stock could decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of June 30, 2017, we have a total of 43,234,205 shares of our common stock outstanding. Of the outstanding shares, the 10,000,000 shares sold in our IPO are freely tradable without restriction or further registration under the Securities Act (except for shares of our common stock purchased in the directed share program, which are subject to a 180-day lock-up period), subject to the limitations on ownership and transfer set forth in our charter, and except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with the certain limitations.
The remaining outstanding 33,234,205 shares of common stock held by Two Harbors and our directors, officers, and certain employees of an affiliate of our Manager, are subject to certain restrictions on resale. We, our officers and directors, together with certain other persons who purchased shares of our common stock through the directed share program in our IPO, are subject to lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock held by them for 180 days following the date of the prospectus for the IPO. In addition, Two Harbors is restricted from disposing of any shares of our common stock until the expiration of a 120 day lock-up period following the closing of the IPO, after which Two Harbors currently expects to make a distribution of the shares of common stock issued to it in connection with the Formation Transaction by means of a special pro rata dividend to Two Harbors common stockholders. After such pro rata distribution to Two Harbors common stockholders these shares will be freely tradable without restriction or registration under the Securities Act, unless held by an affiliate. The representatives of the underwriters may, in their sole discretion and without notice, release all or any portion of the shares of common stock subject to lock-up agreements.
Upon the expiration of the lock-up agreements described above, all such shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income, as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Quarterly Report on Form 10-Q. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	the profitability of the investment of the net proceeds of our IPO;

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.
In addition, distributions that we make to our stockholders out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) and not designated by us as capital gain dividends, generally will be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as capital gain dividends and generally will be taxed to our stockholders as long-term capital gain to the extent that such distributions do not exceed our actual net capital gain for the taxable year, without regard to the period for which the stockholder that receives such distribution has held its stock. Distributions in excess of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes, and not designated by us as capital gain dividends, may constitute a return of capital. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock, but not below zero.
Provisions of our charter and bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
Some of the provisions of Maryland law and our charter and bylaws discussed below could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then current market price.
Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 450,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.
Advance notice bylaw. Our bylaws contain advance notice procedures for the introduction by a stockholder of new business and the nomination of directors by a stockholder. These provisions could, in certain circumstances, discourage proxy contests and make it more difficult for you and other stockholders to elect stockholder-nominated directors and to propose and, consequently, approve stockholder proposals opposed by management.

Maryland takeover statutes. The  Maryland Business Combination Act, in certain circumstances, could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us without the approval of our board of directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. “Business combinations” between such a third-party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by stockholders; and

•	two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.
The super-majority vote requirements do not apply if, among other considerations, the transaction complies with a minimum price and form of consideration requirements prescribed by the statute. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. As permitted by the MGCL, our board of directors by resolution exempt business combinations (i) between us and any person not then already an interested stockholder, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons) and (ii) between us and PRCM or any of its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any other person as described above, and as a result, any such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute.
The Maryland Control Share Acquisition Act provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquiror, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power:

•	one-tenth or more but less than one-third;

•	one-third or more but less than a majority; or

•	a majority or more of all voting power.
Control shares do not include shares the acquiror is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A control share acquisition means the acquisition of issued and outstanding control shares, subject to certain exceptions.
A person who has made or proposes to make a control share acquisition may compel the board of directors of the corporation to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the shares. The right to compel the calling of a special meeting is subject to the satisfaction of certain conditions, including an undertaking to pay the expenses of the meeting. If no request for a meeting is made, the corporation may itself present the question at any stockholders meeting.
If voting rights are not approved at the meeting or if the acquiror does not deliver an acquiring person statement as required by the statute, then the corporation may, subject to certain limitations and conditions, redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. Fair value is determined, without regard to the absence of voting rights for the control shares, as of the date of any meeting of stockholders at which the voting rights of the shares are considered and not approved or, if no meeting is held, as of the date of the last control share acquisition by the acquiror. If voting rights for control shares are approved at a stockholders meeting and the acquiror becomes entitled to exercise or direct the exercise of a majority of the voting power, all other stockholders may exercise appraisal rights. The fair value of the shares as determined for purposes of appraisal rights may not be less than the highest price per share paid by the acquiror in the control share acquisition.
The control share acquisition statute does not apply to (a) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) acquisitions approved or exempted by the charter or bylaws of the corporation.

Our bylaws contain a provision exempting any acquisition of our stock by any person from the foregoing provisions on control shares, which may be amended by our board of directors. In the event that our bylaws are amended to modify or eliminate this provision, acquisitions of our common stock may constitute a control share acquisition.
Subtitle 8 of Title 3 of the MGCL, which is commonly referred to as the Maryland Unsolicited Takeovers Act, or MUTA, permits the board of directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Exchange Act, without stockholder approval and notwithstanding any contrary provision in its charter or bylaws, to implement certain takeover defenses, including adopting a classified board, increasing the vote required to remove a director or providing that each vacancy on the board of directors may be filled only by a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum. These provisions could have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for our company or of delaying, deferring or preventing a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of MUTA relating to the filling of vacancies on our board of directors.
In addition, our charter includes certain limitations on the ownership and transfer of our capital stock. See “—Risks Related to Our REIT Status and Certain Other Tax Items—Our charter provides that any individual (including certain entities treated as individuals for this purpose) is prohibited from owning more than 9.8% of our common stock or of our capital stock, and attempts to acquire our common stock or any of our capital stock in excess of this 9.8% limit would not be effective without a prior exemption from those prohibitions by our board of directors.”
Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.
Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Under Maryland law, our present and former directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our charter provides that we have the power to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.
Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.
Our charter provides that, subject to the rights of any series of preferred stock, a director may be removed upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.
Our amended and restated bylaws designate certain Maryland courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for the following: any derivative action or proceeding brought on behalf of the corporation; any action asserting a claim of breach of any duty owed by any of our present or former directors, officers or other employees or our stockholders to the corporation or to our stockholders or any standard of conduct applicable to our directors; any action asserting a claim against the corporation or any of our present or former directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws; or any action asserting a claim against the corporation or any of our present or former directors, officers or other employees that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
On April 7, 2017, in connection with our initial incorporation, we issued 1,000 shares of our common stock to Two Harbors Operating Company LLC for total consideration of $1,000 in cash in order to provide for our initial capitalization, which shares were repurchased at cost upon the completion of our IPO. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.
In connection our formation, we issued an aggregate of 33,071,000 shares of common stock with an aggregate value of approximately $645.0 million to Two Harbors in connection with the transfer of interests to us in the entities that own our assets prior to our formation in consideration of such transfer. In addition, we issued to Two Harbors 1,000 shares of our 10% cumulative redeemable preferred stock with a $1,000,000 aggregate liquidation preference in connection with our formation. Two Harbors has a substantive, pre-existing relationship with us. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.
Use of Proceeds
On June 22, 2017, our Registration Statement on Form S-11 (File No. 333-218197) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to the IPO, we sold an aggregate of 10,000,000 shares of our common stock for aggregate gross proceeds of $195.0 million. J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint-book-running managers of the offering and as representatives of the underwriters. On June 28, 2017, we closed the sale of such shares, resulting in aggregate cash proceeds to us of approximately $181.9 million, after accounting for issuance costs of approximately $13.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.
There has been no material change in our planned use of the net proceeds from the IPO, as described in our Prospectus dated June 22, 2017, filed with the SEC on June 26, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits
Exhibits - The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

Exhibit Number	Exhibit Index
2.1
Contribution Agreement, dated as of June 22, 2017, between Two Harbors Investment Corp. and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 99.1 of Two Harbors Investment Corp.’s Current Report on Form 8-K filed with the SEC on June 23, 2017).

3.1
Articles of Amendment and Restatement of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

3.2
Amended and Restated Bylaws of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

3.3
Articles Supplementary for Cumulative Redeemable Preferred Stock of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

4.1
Specimen Common Stock Certificate of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.1	Management Agreement, dated as of June 28, 2017, between Granite Point Mortgage Trust Inc. and Pine River Capital Management L.P. (filed herewith)
10.2
Director Designation Agreement, dated as of June 14, 2017, between Granite Point Mortgage Trust Inc. and Two Harbors Investment Corp. (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

10.3
Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan (includes restricted stock award agreement) (incorporated by reference to Exhibit 10.3 of Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

10.4
Form of Indemnification Agreement to be entered into by and between Granite Point Mortgage Trust Inc. and certain officers and directors (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.5
Granite Point Mortgage Trust Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.6
Master Repurchase and Securities Contract Agreement, dated as of February 18, 2016, First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 30, 2016, and Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 21, 2017, each between Morgan Stanley Bank and TH Commercial MS II, LLC (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.7
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Morgan Stanley Bank, N.A. and TH Commercial MS II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.8
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.9
Amendment No. 1 to Master Repurchase Agreement, dated as of June 28, 2017, by and between JPMorgan Chase Bank, National Association and TH Commercial JPM LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.10
Master Repurchase and Securities Contract Agreement, dated as of May 2, 2017, between TH Commercial GS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.11
First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.12
Master Repurchase Agreement, dated as of June 28, 2017, by and between Citibank, N.A. and GP Commercial CB LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

Exhibit Number	Exhibit Index
10.13
Master Repurchase Agreement and Securities Contract, dated as of June 28, 2017, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.14
Amendment Number One to the Master Repurchase Agreement and Securities Contract, dated as of July 11, 2017, by and between GP Commercial WF LLC and Wells Fargo Bank, National Association, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2017).

10.15
Master Repurchase Agreement, dated as of November 4, 2016, and Amendment No. 1 to Master Repurchase Agreement, dated as of June 28, 2017, each by and between UBS AG and TH Commercial UBS LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.16
Guaranty, dated June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.17
Amended and Restated Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.18
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.19
Guaranty, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.20
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.21
Guaranty, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of UBS AG (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2017, filed with the SEC on August 14, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 14, 2017	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 14, 2017	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Financial Officer)