Form 10-Q
period 2017-09-30
Granite Point Mortgage Trust Inc.
filed 2017-11-14
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2017

Commission File Number 001-38124
______________________________
GRANITE POINT MORTGAGE TRUST INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1843143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 38th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(212) 364-3200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of November 13, 2017 there were 43,235,103 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Loans held-for-investment	$2,127,954	$1,364,291
Available-for-sale securities, at fair value	12,814	12,686
Held-to-maturity securities	43,390	48,252
Cash and cash equivalents	142,391	56,019
Restricted cash	2,331	260
Accrued interest receivable	5,786	3,745
Due from counterparties	20	249
Income taxes receivable	4	5
Accounts receivable	12,695	7,735
Deferred debt issuance costs	9,342	2,365
Total Assets (1)	$2,356,727	$1,495,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,475,264	$451,167
Note payable to affiliate	27,458	593,632
Accrued interest payable	2,331	655
Unearned interest income	450	143
Other payables to affiliates	86	21,460
Dividends payable	13,835	—
Accrued expenses and other liabilities	5,529	559
Total Liabilities	1,524,953	1,067,616
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 0 shares issued and outstanding, respectively	1,000	—
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 43,235,103 and 0 shares issued and outstanding, respectively	432	—
Additional paid-in capital	829,522	392,608
Accumulated other comprehensive income (loss)	16	(112)
Cumulative earnings	14,664	35,495
Cumulative distributions to stockholders	(13,860)	—
Total Stockholders’ Equity	830,774	427,991
Total Liabilities and Stockholders’ Equity	$2,356,727	$1,495,607
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs. At September 30, 2017 and December 31, 2016, assets of the VIEs totaled $46,052 and $46,047, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:	(unaudited)		(unaudited)
Loans held-for-investment	$29,655	$14,933	$77,213	$37,062
Available-for-sale securities	265	242	767	758
Held-to-maturity securities	940	974	2,792	3,217
Cash and cash equivalents	4	3	10	6
Total interest income	30,864	16,152	80,782	41,043
Interest expense	12,497	3,024	26,376	7,052
Net interest income	18,367	13,128	54,406	33,991
Other income:
Ancillary fee income	—	15	—	41
Total other income	—	15	—	41
Expenses:
Management fees	3,130	1,689	6,717	5,098
Servicing expenses	333	145	962	372
General and administrative expenses	3,388	1,721	7,561	5,204
Total expenses	6,851	3,555	15,240	10,674
Income before income taxes	11,516	9,588	39,166	23,358
Benefit from income taxes	(2)	(2)	(3)	(9)
Net income	11,518	9,590	39,169	23,367
Dividends on preferred stock	25	—	25	—
Net income attributable to common stockholders	$11,493	$9,590	$39,144	$23,367
Basic and diluted earnings per weighted average common share (See Note 17)	$0.27	$—	$0.27	$—
Dividends declared per common share	$0.32	$—	$0.32	$—
Basic and diluted weighted average number of shares of common stock outstanding	43,234,254	—	43,234,252	—

Comprehensive income:
Net income attributable to common stockholders	$11,493	$9,590	$39,144	$23,367
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	32	64	128	(128)
Other comprehensive income (loss)	32	64	128	(128)
Comprehensive income attributable to common stockholders	$11,525	$9,654	$39,272	$23,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
			(unaudited)
Balance, December 31, 2015	—	$—	$486,804	$—	$138	$—	$486,942
Capital contributions from Two Harbors Investment Corp.	—	—	10,000	—	—	—	10,000
Distributions to Two Harbors Investment Corp.	—	—	(65,000)	—	—	—	(65,000)
Net income	—	—	—	—	23,367	—	23,367
Other comprehensive loss before reclassifications, net of tax	—	—	—	(128)	—	—	(128)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—
Net other comprehensive loss, net of tax	—	—	—	(128)	—	—	(128)
Balance, September 30, 2016	—	$—	$431,804	$(128)	$23,505	$—	$455,181

Balance, December 31, 2016	—	$—	$392,608	$(112)	$35,495	$—	$427,991
Capital contributions from Two Harbors Investment Corp.	—	—	254,785	—	—	—	254,785
Distributions to Two Harbors Investment Corp.	—	—	—	—	(60,000)	—	(60,000)
Net income	—	—	—	—	39,169	—	39,169
Other comprehensive income before reclassifications, net of tax	—	—	—	128	—	—	128
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—
Net other comprehensive income, net of tax	—	—	—	128	—	—	128
Issuance of common stock, net of offering costs	43,071,000	431	181,444	—	—	—	181,875
Common dividends declared	—	—	—	—	—	(13,835)	(13,835)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	164,103	1	685	—	—	—	686
Balance, September 30, 2017	43,235,103	$432	$829,522	$16	$14,664	$(13,860)	$830,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:	(unaudited)
Net income	$39,169	$23,367
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(5,551)	(5,210)
Equity based compensation	686	—
Increase in accrued interest receivable	(2,041)	(1,233)
Decrease (increase) in income taxes receivable	1	(3)
Increase in accounts receivable	(4,960)	(2,731)
Decrease in deferred debt issuance costs	(6,977)	(723)
Increase in accrued interest payable	1,676	378
Increase (decrease) in unearned interest income	307	(155)
Decrease in income taxes payable	—	(70)
Increase in accrued expenses	4,970	491
(Decrease) increase in other payables to affiliates	(21,374)	9,462
Increase in 10% cumulative redeemable preferred stock	1,000	—
Net cash provided by operating activities	6,906	23,573
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(759,905)	(463,681)
Proceeds from repayment of loans held-for-investment	1,793	1,122
Purchases of available-for-sale securities	—	(15,000)
Principal payments on available-for-sale securities	—	2,202
Principal payments on held-to-maturity securities	4,862	14,174
Increase (decrease) in due from counterparties	229	(249)
Net cash used in investing activities	$(753,021)	$(461,432)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	1,431,366	681,040
Principal payments on repurchase agreements	(407,269)	(459,903)
Proceeds from note payable to affiliate	110,653	335,722
Repayment of note payable to affiliate	(676,827)	(10,114)
Proceeds from issuance of common stock, net of offering costs	181,875	—
Proceeds from capital contributions from Two Harbors Investment Corp.	254,785	10,000
Payments for distributions of capital to Two Harbors Investment Corp.	(60,000)	(65,000)
Dividends paid on preferred stock	(25)	—
Net cash provided by financing activities	834,558	491,745
Net increase in cash, cash equivalents and restricted cash	88,443	53,886
Cash, cash equivalents and restricted cash at beginning of period	56,279	56,338
Cash, cash equivalents and restricted cash at end of period	$144,722	$110,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$24,699	$6,674
Cash (received) paid for taxes	$(4)	$64
Noncash Activity:
Acquisition of TH Commercial Holdings LLC from Two Harbors Investment Corp. in exchange for common and preferred shares (See Note 1)	$651,000	$—
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
The Company was incorporated on April 7, 2017 and commenced operations as a publicly traded company on June 28, 2017, upon completion of an initial public offering, or the IPO. Concurrently with the closing of the IPO, the Company completed a formation transaction, or the Formation Transaction, pursuant to which the Company acquired the equity interests in TH Commercial Holdings LLC, or the Predecessor, from Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust (NYSE: TWO). In exchange, the Company issued 33,071,000 shares of its common stock, representing approximately 76.5% of its outstanding common stock after the IPO, and 1,000 shares of its 10% cumulative redeemable preferred stock to Two Harbors. Upon the completion of the Formation Transaction, the Predecessor became the Company’s wholly owned indirect subsidiary. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of the Company’s common stock it had acquired in connection with the Formation Transaction, allowing the Company’s prospective market capitalization to be fully floating.
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Prospectus dated June 22, 2017, filed with the SEC on June 26, 2017. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2017 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2017 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The trust is considered a VIE for financial reporting purposes and, thus, is reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The underlying loan is classified as loans held-for-investment on the condensed consolidated balance sheets. The loan is legally isolated from the Company and has been structured to be beyond the reach of creditors of the Company. Interest income on loans held-for-investment is recorded on the condensed consolidated statements of comprehensive income.
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
Held-to-Maturity Securities
From time to time, the Company may selectively invest in commercial mortgage-backed securities, or CMBS, representing interests in pools of commercial mortgage loans issued by trusts.  The Company has designated investments in certain CMBS as held-to-maturity, or HTM, because the Company has both the ability and intent to hold them until maturity.  All assets classified as HTM are reported at stated cost plus any premiums or discounts, which are amortized or accreted through the consolidated statement of comprehensive income using the effective interest method.
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
Restricted Cash
Restricted cash includes certain cash balances the Company is required to maintain in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. Cash held by counterparties as collateral, which resides in non-interest bearing accounts, is not available to the Company for general corporate purposes, but may be applied against amounts due to securities and repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or at the maturity of the repurchase agreement.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note Payable to Affiliate
Historically, the Company financed certain of its loans held-for-investment through a revolving note payable with TH Insurance Holdings Company LLC, or TH Insurance. TH Insurance is a separate indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB. The Company pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The note matured subsequent to the end of the third quarter of 2017, on October 27, 2017. The note payable was in effect as of September 30, 2017 and until October 27, 2017 (during which the Company was majority owned by Two Harbors) to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to the Company’s repurchase facilities.
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
Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers LLC, or PRCM Advisers, a subsidiary of PRCM. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its equity on an annualized basis.
Additionally, certain direct and allocated operating expenses paid by PRCM to third-party vendors and by Two Harbors to PRCM Advisers and other third-party vendors are included in the Company’s condensed consolidated statements of comprehensive income.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period from the date the Company commenced operations as a publicly traded company and completed its IPO and Formation Transaction on June 28, 2017 through September 30, 2017. Prior to its IPO and Formation Transaction, the Company did not have any publicly issued common stock. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company.
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
The following table presents information about the Company’s repurchase agreements that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Gross amounts of repurchase agreements	$1,475,264	$451,167
Gross amounts offset in the condensed consolidated balance sheets	—	—
Net amounts of repurchase agreements presented in the condensed consolidated balance sheets	1,475,264	451,167
Gross amounts not offset with repurchase agreements in the condensed consolidated balance sheets (1):
Financial instruments	(1,475,264)	(451,167)
Cash collateral received (pledged)	—	—
Net amount	$—	$—
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
Classification of Certain Cash Receipts and Cash Payments and Restricted Cash
In August 2016, the FASB issued ASU No. 2016-15, which clarifies how entities should classify certain cash receipts and cash payments and how the predominance principle should be applied on the statement of cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, but no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. Both ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. Early adoption of these ASUs did not impact the Company’s financial condition or results of operations but impacted the presentation of the statements of cash flows and related footnote disclosures. The Company included restricted cash of $2.3 million, $0.3 million, $0.3 million and $0.3 million as of September 30, 2017, December 31, 2016, September 30, 2016 and December 31, 2015, respectively, with cash and cash equivalents, as shown on the condensed consolidated statements of cash flows.

Note 3. Variable Interest Entities
The Company is the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The trust is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could impact the Company’s condensed consolidated financial statements during subsequent reporting periods.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the assets of the consolidated trust as reported on the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Loans held-for-investment	$45,889	$45,885
Accrued interest receivable	163	162
Total Assets	$46,052	$46,047

The consolidated trust did not have any liabilities reported on the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within available-for-sale securities, at fair value and held-to-maturity securities on the condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $56.2 million and $60.9 million, respectively.

Note 4. Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The underlying loan held by the trust is consolidated on the Company’s condensed consolidated balance sheet and classified as loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$2,041,767	$89,215	$14,892	$2,145,874
Unamortized (discount) premium	(174)	(11)	—	(185)
Unamortized net deferred origination fees	(17,695)	(40)	—	(17,735)
Carrying value	$2,023,898	$89,164	$14,892	$2,127,954
Unfunded commitments	$270,654	$1,580	$—	$272,234
Number of loans	50	5	1	56
Weighted average coupon	5.6%	9.4%	8.0%	5.8%
Weighted average years to maturity (1)	2.5	2.3	9.3	2.5

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2016
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$1,286,200	$89,993	$—	$1,376,193
Unamortized (discount) premium	(185)	(15)	—	(200)
Unamortized net deferred origination fees	(11,481)	(221)	—	(11,702)
Carrying value	$1,274,534	$89,757	$—	$1,364,291
Unfunded commitments	$170,890	$1,580	$—	$172,470
Number of loans	30	5	—	35
Weighted average coupon	5.1%	8.9%	—%	5.3%
Weighted average years to maturity (1)	2.9	1.4	0.0	2.8
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

(in thousands)	September 30, 2017		December 31, 2016
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Office	$1,090,476	51.2%	$670,527	49.2%
Multifamily	385,222	18.1%	260,684	19.1%
Retail	247,196	11.6%	237,414	17.4%
Hotel	209,874	9.9%	90,585	6.6%
Industrial	195,186	9.2%	105,081	7.7%
Total	$2,127,954	100.0%	$1,364,291	100.0%

(in thousands)	September 30, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Northeast	$902,536	42.4%	$554,467	40.7%
West	413,094	19.4%	248,355	18.2%
Southwest	363,906	17.1%	267,944	19.6%
Southeast	350,407	16.5%	239,195	17.5%
Midwest	98,011	4.6%	54,330	4.0%
Total	$2,127,954	100.0%	$1,364,291	100.0%

At September 30, 2017 and December 31, 2016, the Company pledged loans held-for-investment with a carrying value of $2.0 billion and $1.3 billion, respectively, as collateral for repurchase agreements and TH Insurance’s FHLB advances. See Note 10 - Repurchase Agreements and Note 11 - Note Payable to Affiliate.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes activity related to loans held-for-investment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$1,739,253	$876,625	$1,364,291	$597,693
Originations, acquisitions and additional fundings	393,425	190,101	771,473	470,548
Repayments	(303)	(243)	(1,793)	(1,122)
Net discount accretion (premium amortization)	6	64	(11)	204
Increase in net deferred origination fees	(5,858)	(2,858)	(11,568)	(6,867)
Amortization of net deferred origination fees	1,431	1,773	5,562	5,006
Allowance for loan losses	—	—	—	—
Balance at end of period	$2,127,954	$1,065,462	$2,127,954	$1,065,462

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017			December 31, 2016
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	56	$2,145,874	$2,127,954	35	$1,376,193	$1,364,291
4 – 5	—	—	—	—	—	—
Total	56	$2,145,874	$2,127,954	35	$1,376,193	$1,364,291

The Company has not recorded any allowances for losses as no loans are past-due and it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the face value and carrying value (which approximates fair value) of AFS securities by collateral type as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Face value	$12,798	$12,798
Gross unrealized gains	16	—
Gross unrealized losses	—	(112)
Carrying value	$12,814	$12,686

On September 30, 2017, all of the Company’s AFS securities had an estimated weighted average life remaining of approximately 2.4 years.
At September 30, 2017 and December 31, 2016, the Company pledged AFS securities with a carrying value of $12.8 million and $12.7 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
At September 30, 2017, all of the Company’s AFS securities were in an unrealized gain position. At December 31, 2016, AFS securities not deemed to be other than temporarily impaired and in an unrealized loss position for less than twelve consecutive months had a fair market value of $12.7 million and gross unrealized losses of $111,985.
Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three and nine months ended September 30, 2017 and 2016 as expected cash flows were greater than amortized cost for all AFS securities held.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) in the Company’s condensed consolidated statements of comprehensive income. The Company did not sell any AFS securities during the three and nine months ended September 30, 2017 and 2016.

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Face value	$43,390	$48,252
Unamortized premium (discount)	—	—
Carrying value	$43,390	$48,252

On September 30, 2017, all of the Company’s HTM securities had an estimated weighted average life remaining of approximately 0.9 years.
At September 30, 2017 and December 31, 2016, the Company pledged HTM securities with a carrying value of $43.4 million and $48.3 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three and nine months ended September 30, 2017 and 2016, as expected cash flows were greater than amortized cost for all HTM securities held.

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. As of September 30, 2017 and December 31, 2016, the Company had $2.3 million and $0.3 million, respectively, in restricted cash held as collateral for repurchase agreements and by counterparties to support activities related to securities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$142,391	$56,019
Restricted cash	2,331	260
Total cash, cash equivalents and restricted cash	$144,722	$56,279

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Loans held-for-investment	5,576	3,518
Available-for-sale securities	46	46
Held-to-maturity securities	164	181
Total	$5,786	$3,745

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
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the condensed consolidated balance sheet and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified its CMBS AFS as Level 2 fair value assets at September 30, 2017 and December 31, 2016.
Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its condensed consolidated balance sheets.

	Recurring Fair Value Measurements
	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,814	$—	$12,814
Total assets	$—	$12,814	$—	$12,814

	Recurring Fair Value Measurements
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,686	$—	$12,686
Total assets	$—	$12,686	$—	$12,686

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the three and nine months ended September 30, 2017 and 2016.
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

•
The carrying value of repurchase agreements and note payable to affiliate that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2017, the Company held $1.4 billion of repurchase agreements that are considered long-term. The Company’s long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$2,127,954	$2,144,331	$1,364,291	$1,375,437
Available-for-sale securities	$12,814	$12,814	$12,686	$12,686
Held-to-maturity securities	$43,390	$43,138	$48,252	$47,779
Cash and cash equivalents	$142,391	$142,391	$56,019	$56,019
Restricted cash	$2,331	$2,331	$260	$260
Liabilities
Repurchase agreements	$1,475,264	$1,475,264	$451,167	$451,167
Note payable to affiliate	$27,458	$27,458	$593,632	$593,632

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 10. Repurchase Agreements
As of September 30, 2017 and December 31, 2016, the Company had outstanding $1.5 billion and $0.5 billion of repurchase agreements with a weighted average borrowing rate of 3.56% and 3.16% and weighted average remaining maturities of 2.0 and 1.3 years, respectively.
At September 30, 2017 and December 31, 2016, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Short-term	$34,409	$265,533
Long-term	1,440,855	185,634
Total	$1,475,264	$451,167

At September 30, 2017 and December 31, 2016, the repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2017			December 31, 2016
	Collateral Type			Collateral Type
(in thousands)	Commercial Loans	CMBS (1)	Total Amount Outstanding	Commercial Loans	CMBS (1)	Total Amount Outstanding
Within 30 days	$—	$—	$—	$21,933	$—	$21,933
30 to 59 days	—	34,409	34,409	—	37,110	37,110
60 to 89 days	—	—	—	—	—	—
90 to 119 days	—	—	—	—	—	—
120 to 364 days	—	—	—	206,490	—	206,490
One year and over	1,440,855	—	1,440,855	185,634	—	185,634
Total	$1,440,855	$34,409	$1,475,264	$414,057	$37,110	$451,167
Weighted average borrowing rate	3.56%	3.69%	3.56%	3.14%	3.31%	3.16%
____________________

(1)	Includes both AFS securities and HTM securities sold under agreements to repurchase.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2017	December 31, 2016
Loans held-for-investment	$1,953,688	$600,634
Available-for-sale securities, at fair value	12,814	12,686
Held-to-maturity securities	43,390	48,252
Restricted cash	58	—
Due from counterparties	20	249
Total	$2,009,970	$661,821

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Wells Fargo Bank, N.A.	$447,840	$134,090	16%	1.74	$—	$—	—%	0.00
Morgan Stanley Bank	397,465	165,114	20%	2.75	185,634	62,715	15%	2.13
JPMorgan Chase Bank	364,433	150,642	18%	1.59	204,679	104,380	24%	0.78
All other counterparties (2)	265,526	87,782	11%	2.05	60,854	45,624	11%	0.54
Total	$1,475,264	$537,628			$451,167	$212,719
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities sold under agreements to repurchase, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with two other counterparties at both September 30, 2017 and December 31, 2016.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Note Payable to Affiliate
Historically, the Company financed certain of its loans held-for-investment through a revolving note payable with TH Insurance, a separate indirect subsidiary of Two Harbors and a member of the FHLB. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB. The Company pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. As of September 30, 2017 and December 31, 2016, the total outstanding note payable to TH Insurance was $27.5 million and $593.6 million with an interest rate of 1.56% and 0.85%, respectively. The note matured subsequent to the end of the third quarter of 2017, on October 27, 2017. The note payable was in effect as of September 30, 2017 and until October 27, 2017 (during which the Company was majority owned by Two Harbors) to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to the Company’s repurchase facilities.
As of September 30, 2017 and December 31, 2016, $33.6 million and $709.0 million of loans held-for-investment were pledged as collateral for the future payment obligations of TH Insurance’s FHLB advances. The FHLB retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral.

Note 12. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2017:
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
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of September 30, 2017.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial mortgage loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of September 30, 2017 and December 31, 2016, the Company had unfunded commitments of $272.2 million and $172.5 million on loans held-for-investment with expirations dates within the next two years.

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
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the three months ended September 30, 2017, the Company declared dividends to the preferred stockholder of $25,556.

Note 14. Stockholders’ Equity
Common Stock
On June 28, 2017, the Company completed an IPO of 10,000,000 shares of its common stock at a price of $19.50 per share, for gross proceeds of $195.0 million. Net proceeds to the Company were approximately $181.9 million, after accounting for issuance costs of approximately $13.1 million. Concurrently with the closing of the IPO, the Company issued 33,071,000 shares of its common stock to Two Harbors in exchange for the equity interests in the Predecessor, which became the Company’s wholly owned indirect subsidiary as a result of the transaction. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of the Company’s common stock it had acquired in connection with the Formation Transaction, allowing the Company’s prospective market capitalization to be fully floating.
Distributions to Stockholders
On September 18, 2017, the Company declared a quarterly cash dividend on its common stock of $0.32 per share. The dividend was payable on October 18, 2017 to common stockholders of record at the close of business on September 29, 2017.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income at September 30, 2017 and December 31, 2016 was as follows:

(in thousands)	September 30, 2017	December 31, 2016
Available-for-sale securities
Unrealized gains	$16	$—
Unrealized losses	—	(112)
Accumulated other comprehensive income (loss)	$16	$(112)

Reclassifications out of Accumulated Other Comprehensive Income
The Company did not record any reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2017 and 2016.

Note 15. Equity Incentive Plan
During the nine months ended September 30, 2017, the Company granted 14,103 shares of common stock to its independent directors pursuant to the Company’s 2017 Equity Incentive Plan, or the Plan. The estimated fair value of these awards was $19.47 per share on grant date. For shares granted on June 28, 2017, the estimated fair value of the awards is based on the offering price of the Company’s common stock in connection with its IPO. For shares granted subsequent to the IPO, the estimated fair value of the awards is based on the closing price of the Company’s common stock on the NYSE on such date. All grants vested immediately. No shares were granted to the Company’s independent directors during the nine months ended September 30, 2016.
Additionally, during the nine months ended September 30, 2017, the Company granted 150,000 shares of restricted common stock to key employees of PRCM and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $19.50 per share on June 28, 2017, the grant date, based on the offering price of the Company’s common stock in connection with its IPO. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of September 30, 2017 was $18.73 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement. No shares were granted to the employees of PRCM and its affiliates during the nine months ended September 30, 2016.
The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	164,103	19.50	—	—
Vested	(14,103)	(19.47)	—	—
Forfeited	—	—	—	—
Outstanding at End of Period	150,000	$19.50	—	$—

For both the three and nine months ended September 30, 2017, the Company recognized compensation related to restricted common stock of $0.7 million.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 16. Income Taxes
For the three and nine months ended September 30, 2017, the Company intends to elect to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
The following table summarizes the tax (benefit) provision recorded for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Current tax (benefit) provision:
Federal	$(2)	$(2)	$(5)	$(12)
State	—	—	2	3
Total current tax benefit	(2)	(2)	(3)	(9)
Deferred tax provision	—	—	—	—
Total benefit from income taxes	$(2)	$(2)	$(3)	$(9)

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

Note 17. Earnings Per Share
The Company has calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. The Company has defined the post-formation period to be the period from the date the Company commenced operations as a publicly traded company on June 28, 2017 through September 30, 2017, or 95 days of activity. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period.
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2017	2016	2017	2016
Numerator:
Net income attributable to common stockholders	$11,493	$—	$11,662	$—
Denominator:
Weighted average common shares outstanding	43,084,254	—	43,084,252	—
Weighted average restricted stock shares	150,000	—	150,000	—
Basic and diluted weighted average shares outstanding	43,234,254	—	43,234,252	—
Basic and Diluted Earnings Per Share	$0.27	$—	$0.27	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 18. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
The Company does not have any employees and is externally management by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays PRCM a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. The Company incurred $3.1 million and $3.2 million as a management fee to PRCM for the three and nine months ended September 30, 2017, respectively. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies.
Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its equity on an annualized basis. The Predecessor was allocated management fees incurred by Two Harbors of $3.5 million for the period from January 1, 2017 through June 27, 2017, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2016, respectively.
During both the three and nine months ended September 30, 2017, the Company reimbursed PRCM for certain direct and allocated costs incurred by PRCM on behalf of the Company. These direct and allocated costs totaled approximately $1.1 million. In addition, during the three and nine months ended September 30, 2017 and 2016, certain direct and allocated operating expenses were paid by Two Harbors to PRCM Advisers and other third-party vendors and included in the Company’s condensed consolidated statements of comprehensive income. These direct and allocated costs totaled approximately $0.2 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, and $1.7 million and $5.2 million for the three and nine months ended September 30, 2016, respectively. Expenses during the period may have been different had the Predecessor not been a subsidiary of Two Harbors during those periods. At September 30, 2017 and December 31, 2016, the Company had outstanding payables to Two Harbors of $0.1 million and $21.2 million, respectively.
The Company has contractual relationships with the majority of its third-party vendors and pays those vendors directly. The Company will continue to have certain costs allocated to it by PRCM under the management agreement for compensation, data services, technology and certain office lease payments. During a transition period following the distribution of shares of the Company’s common stock by Two Harbors to its stockholders, the Company will also reimburse Two Harbors for certain data, technology and other miscellaneous out-of-pocket costs incurred in support of the Company’s transition from being majority owned by Two Harbors to a stand-alone company.
The Company recognized $0.7 million of compensation during both the three and nine months ended September 30, 2017 related to restricted common stock issued to employees of PRCM and the Company’s independent directors pursuant to the Plan. See Note 15 - Equity Incentive Plan for additional information.
Historically, the Company financed certain of its loans held-for-investment through a revolving note payable with TH Insurance. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB. The Company pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. As of September 30, 2017 and December 31, 2016, the total outstanding note payable to TH Insurance was $27.5 million and $593.6 million with an interest rate of 1.56% and 0.85%, respectively. The note matured subsequent to the end of the third quarter of 2017, on October 27, 2017. The note payable was in effect as of September 30, 2017 and until October 27, 2017 (during which the Company was majority owned by Two Harbors) to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to the Company’s repurchase facilities.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.

Note 19. Subsequent Events
Events subsequent to September 30, 2017, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Prospectus dated June 22, 2017, filed with the SEC on June 26, 2017.

Our Company
We are a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We were formed to continue and expand the commercial real estate lending business established by Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust. In the first quarter of 2015, Two Harbors established its commercial real estate lending business, TH Commercial Holdings LLC, collectively with its subsidiaries, our Predecessor. Concurrently with the closing of our initial public offering, or the IPO, on June 28, 2017, we completed a formation transaction, or the Formation Transaction, pursuant to which we acquired from Two Harbors the equity interests in our Predecessor, including its portfolio of commercial real estate debt investments and related financing. In exchange, we issued 33,071,000 shares of our common stock and 1,000 shares of our 10% cumulative redeemable preferred stock to Two Harbors. Upon the completion of the Formation Transaction, the Predecessor became our wholly owned indirect subsidiary. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of our common stock it had acquired in connection with the Formation Transaction, allowing our prospective market capitalization to be fully floating.
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

Our Manager
PRCM is a global asset management firm with institutional capabilities in managing new ventures, risk management, compliance and reporting. Our Manager has valuable industry and analytical expertise, extensive long-term relationships in the financial community and established fixed-income, mortgage and real estate investment experience. PRCM has made significant efforts to establish our commercial real estate team and the resources for the direct origination, credit underwriting, monitoring, financing and risk management of our target investments.

Our Portfolio
As of September 30, 2017, our investment portfolio consisted of 56 commercial mortgage loans and two commercial mortgage-backed securities, or CMBS, having an aggregate principal balance of $2.1 billion and $56.2 million, respectively, with an additional $272.2 million of potential future funding obligations, diversified across geographies, property types, structures and credits.
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

Secondary Target Investments
As part of our financing strategy, we may from time-to-time syndicate senior participations in our originated senior commercial mortgage loans to other investors and retain a subordinated debt position for our portfolio in the form of a mezzanine loan or subordinated mortgage interest, as described below. Alternatively, we may opportunistically co-originate the investments described below with senior lenders, or acquire them in the secondary market.

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

•
Other Real Estate Securities. Investments in real estate that take the form of CMBS or collateralized loan obligations, or CLOs, that are collateralized by pools of real estate debt instruments, which are often senior mortgage loans, or other securities. These may be classified as available-for-sale, or AFS, securities or held-to-maturity, or HTM, securities.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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
As of September 30, 2017, a portion of our portfolio was financed through a note payable from our Predecessor to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. Historically, TH Insurance lent to us under a note payable pursuant to which we pledged eligible investments to the FHLB as collateral for TH Insurance’s FHLB advances. This note matured subsequent to the end of the third quarter of 2017, on October 27, 2017. The note payable was in effect as of September 30, 2017 and until October 27, 2017 (during which we were majority owned by Two Harbors) to assist with cash management and operational processes as the investments in our portfolio pledged to the FHLB were released and transitioned to our repurchase facilities. The note payable to TH Insurance reflected terms consistent with TH Insurance’s FHLB advances.
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

Market Conditions
We believe that the commercial real estate debt markets offer compelling investment opportunities especially when approached fundamentally with a focus on strong credit and cash flow characteristics, and high quality borrowers and sponsors. These investment opportunities are supported by active real estate transaction volumes, continuous need for refinancing of legacy loans, and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis of 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limits the capacity of available funding for certain types of commercial mortgage loans which comprise a large part of our target investments. We believe that this reduced funding capacity in the market combined with strong demand from borrowers will provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive risk-adjusted returns for our stockholders.
More recently, natural disasters have impacted certain geographic areas of the United States. We continuously monitor and evaluate our portfolio for market value deterioration or asset impairment in light of these events and do not expect material impacts to our portfolio.
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
Our U.S. GAAP net income attributable to common stockholders was $11.5 million and $39.1 million for the three and nine months ended September 30, 2017, as compared to U.S. GAAP net income attributable to common stockholders of $9.6 million and $23.4 million for the three and nine months ended September 30, 2016. We have calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. We have defined the post-formation period to be the period from the date we commenced operations as a publicly traded company on June 28, 2017 through September 30, 2017, or 95 days of activity. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period. Earnings per share for both the three and nine months ended September 30, 2017 was $0.27 per weighted common share.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities do not impact our U.S. GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and nine months ended September 30, 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $31,996 and $127,983, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $11.5 million and $39.1 million, resulted in comprehensive income attributable to common stockholders of $11.5 million and $39.3 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $63,992 and net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $127,983, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $9.6 million and $23.4 million, resulted in comprehensive income attributable to common stockholders of $9.7 million and $23.2 million for the three and nine months ended September 30, 2016, respectively.

The following tables present the components of our comprehensive income for the three and nine months ended September 30, 2017 and 2016:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2017	2016	2017	2016
Interest income:	(unaudited)		(unaudited)
Loans held-for-investment	$29,655	$14,933	$77,213	$37,062
Available-for-sale securities	265	242	767	758
Held-to-maturity securities	940	974	2,792	3,217
Cash and cash equivalents	4	3	10	6
Total interest income	30,864	16,152	80,782	41,043
Interest expense	12,497	3,024	26,376	7,052
Net interest income	18,367	13,128	54,406	33,991
Other income:
Ancillary fee income	—	15	—	41
Total other income	—	15	—	41
Expenses:
Management fees	3,130	1,689	6,717	5,098
Servicing expense	333	145	962	372
Other operating expenses	3,388	1,721	7,561	5,204
Total expenses	6,851	3,555	15,240	10,674
Income before income taxes	11,516	9,588	39,166	23,358
Benefit from income taxes	(2)	(2)	(3)	(9)
Net income	11,518	9,590	39,169	23,367
Dividends on preferred stock	25	—	25	—
Net income attributable to common stockholders	$11,493	$9,590	$39,144	$23,367
Basic and diluted earnings per weighted average common share	$0.27	$—	$0.27	$—
Dividends declared per common share	$0.32	$—	$0.32	$—
Basic and diluted weighted average number of shares of common stock outstanding	43,234,254	—	43,234,252	—

Comprehensive income:
Net income attributable to common stockholders	$11,493	$9,590	$39,144	$23,367
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	32	64	128	(128)
Other comprehensive income (loss)	32	64	128	(128)
Comprehensive income attributable to common stockholders	$11,525	$9,654	$39,272	$23,239

(in thousands)	September 30, 2017	December 31, 2016
Balance Sheet Data:
	(unaudited)
Loans held-for-investment	$2,127,954	$1,364,291
Total assets	$2,356,727	$1,495,607
Repurchase agreements	$1,475,264	$451,167
Note payable to affiliate	$27,458	$593,632
Total stockholders’ equity	$830,774	$427,991

Results of Operations
The following analysis focuses on financial results during the three and nine months ended September 30, 2017 and 2016.
Interest Income
Interest income increased from $16.2 million and $41.0 million for the three and nine months ended September 30, 2016 to $30.9 million and $80.8 million for the same periods in 2017, due to the origination and acquisition of 29 commercial real estate debt and related investments with a principal balance of $1.0 billion and additional fundings of $55.4 million provided on existing loan commitments during the period from September 30, 2016 to September 30, 2017.
Interest Expense
Interest expense increased from $3.0 million and $7.1 million for the three and nine months ended September 30, 2016 to $12.5 million and $26.4 million for the same periods in 2017, due to increased financing on the originations and acquisitions described above, as well as an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance) and increases in borrowing rates due to increases in LIBOR.
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Loans held-for-investment
First mortgages	$1,776,641	$27,109	6.1%	$1,554,769	$69,918	6.0%
Subordinated loans	104,139	2,546	9.8%	103,425	7,295	9.4%
Available-for-sale securities	12,798	265	8.3%	12,798	767	8.0%
Held-to-maturity securities	43,442	940	8.7%	44,630	2,792	8.3%
Other		4			10
Total interest income/net asset yield	$1,937,020	$30,864	6.4%	$1,715,622	$80,782	6.3%
Interest-bearing liabilities (2)
Collateralized by:
Loans held-for-investment
First mortgages	$1,203,859	$12,072	4.0%	$1,125,500	$24,854	2.9%
Subordinated loans	9,597	105	4.4%	23,225	587	3.4%
Available-for-sale securities	8,339	70	3.3%	8,202	195	3.2%
Held-to-maturity securities	26,086	250	3.8%	27,006	740	3.7%
Total interest expense/cost of funds	$1,247,881	12,497	4.0%	$1,183,933	26,376	3.0%
Net interest income/spread		$18,367	2.4%		$54,406	3.3%

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Loans held-for-investment
First mortgages	$894,051	$12,730	5.7%	$716,533	$30,465	5.7%
Subordinated loans	89,745	2,203	9.8%	89,625	6,597	9.8%
Available-for-sale securities	12,798	242	7.6%	13,432	758	7.5%
Held-to-maturity securities	49,253	974	7.9%	54,932	3,217	7.8%
Other		3			6
Total interest income/net asset yield	$1,045,847	$16,152	6.2%	$874,522	$41,043	6.3%
Interest-bearing liabilities (2)
Collateralized by:
Loans held-for-investment
First mortgages	$597,387	$2,597	1.7%	$464,739	$5,709	1.6%
Subordinated loans	21,942	140	2.6%	22,054	410	2.5%
Available-for-sale securities	8,151	56	2.7%	8,572	167	2.6%
Held-to-maturity securities	28,638	231	3.2%	33,023	766	3.1%
Total interest expense/cost of funds	$656,118	3,024	1.8%	$528,388	7,052	1.8%
Net interest income/spread		$13,128	4.4%		$33,991	4.5%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

(2)	Includes repurchase agreements and note payable to affiliate.

The increase in yields on first mortgages for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was driven by increases in LIBOR, as the majority are floating-rate loans. The decrease in yields on subordinated loans for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was predominantly driven by the lower-yielding B-note acquired during the nine months ended September 30, 2017. The increase in cost of funds on both first mortgages and subordinated loans for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance) and secondarily the result of increases in borrowing rates due to increases in LIBOR.
The increase in yields on AFS and HTM securities for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was driven by increases in LIBOR, as these CMBS are floating-rate assets. The increase in cost of funds associated with the financing of AFS and HTM securities for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was the result of increases in borrowing rates due to increases in LIBOR.

Management Fees
We do not have any employees and are externally management by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement, we incurred $3.1 million and $3.2 million as a management fee to PRCM for the three and nine months ended September 30, 2017, respectively. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 12 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
Prior to the IPO and Formation Transaction, our Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers LLC, or PRCM Advisers, a subsidiary of PRCM. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its equity on an annualized basis. Our Predecessor was allocated management fees incurred by Two Harbors of $3.5 million for the period from January 1, 2017 through June 27, 2017, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2016, respectively.

Servicing Expenses
For the three and nine months ended September 30, 2017, we recognized $0.3 million and $1.0 million, respectively, in servicing expenses related to the subservicing commercial mortgage loans, compared to $0.1 million and $0.4 million for the same periods in 2016. The increase in servicing expenses during the three and nine months ended September 30, 2017, as compared to the same period in 2016, was driven by the origination and acquisition of commercial real estate debt and related investments, as described above.
Other Operating Expenses
For the three and nine months ended September 30, 2017, we recognized $3.4 million and $7.6 million of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.7% of average equity, respectively. For the three and nine months ended September 30, 2016, we recognized $1.7 million and $5.2 million of other operating expenses, which represents an annualized expense ratio of 1.5% and 1.5% of average equity, respectively. The increase in our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business, as well as certain expenses required to maintain a public company incurred in the three months ended September 30, 2017.
Included in other operating expenses for the three and nine months ended September 30, 2017 are direct and allocated costs incurred by PRCM on our behalf and reimbursed by us. For both periods, these direct and allocated costs totaled approximately $1.1 million. Also included in other operating expenses for the three and nine months ended September 30, 2017 and 2016 are direct and allocated costs that were paid by Two Harbors to PRCM Advisers and other third-party vendors. These direct and allocated costs totaled approximately $0.2 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, and $1.7 million and $5.2 million for the three and nine months ended September 30, 2016, respectively.

Financial Condition
We originate and acquire commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The underlying loan held by the trust is consolidated on our condensed consolidated balance sheet and classified as loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired. We also hold CMBS, representing interests in pools of commercial mortgage loans issued by trusts.
The following tables provide a summary of our portfolio as of September 30, 2017:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	Initial LTV (3)	Stabilized LTV (4)
First mortgages	$2,312,421	$2,041,767	$2,023,898	L+4.42%	L+4.97%	3.5	69.7%	64.2%
Subordinated loans	105,687	104,107	104,056	L+8.17%	L+8.77%	5.3	67.6%	61.3%
CMBS	56,188	56,188	56,204	L+7.17%	L+7.80%	5.2	74.9%	74.8%
Total/Wtd. Avg.	$2,474,296	$2,202,062	$2,184,158	L+4.64%	L+5.19%	3.6	69.8%	64.3%

(dollars in millions)
Type	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	State	Property Type	Initial LTV (3)	Stabilized LTV (4)
Senior	09/17	$125.0	$107.5	$105.8	L+4.45%	L+5.03%	4.0	CT	Office	62.9%	58.9%
Senior	07/16	120.5	100.2	99.1	L+4.45%	L+4.99%	4.0	Various	Office	62.8%	61.5%
Senior	12/15	120.0	120.0	120.0	L+4.20%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	09/15	105.0	105.0	105.0	L+3.42%	L+3.79%	3.0	CA	Retail	71.0%	66.9%
Senior	05/17	86.5	68.7	67.7	L+4.10%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	04/16	82.0	82.0	81.5	L+4.75%	L+5.44%	3.0	NY	Industrial	75.9%	55.4%
Senior	11/15	79.0	78.3	78.3	L+4.20%	L+4.67%	5.0	NY	Office	66.4%	68.7%
Senior	10/16	78.5	76.1	75.5	L+4.37%	L+4.83%	2.0	NC	Office	72.4%	68.1%
Senior	11/16	68.8	39.4	39.0	L+4.89%	L+5.78%	3.0	OR	Office	66.5%	51.1%
Senior	06/16	68.4	51.8	51.5	L+4.49%	L+4.93%	3.0	HI	Retail	76.2%	57.4%
Senior	12/16	62.3	62.3	60.8	L+4.11%	L+4.87%	3.0	FL	Office	73.3%	63.2%
Senior	01/17	58.6	39.5	39.0	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	52.0	51.4	L+4.75%	L+5.24%	3.0	SC	Office	67.6%	67.1%
Senior	08/16	54.5	44.5	44.0	L+4.95%	L+5.54%	2.8	NJ	Office	60.9%	63.0%
Senior	11/15	54.3	39.9	39.8	L+4.55%	L+5.13%	3.0	MD	Office	80.0%	64.5%
Senior	09/17	54.0	51.5	50.8	L+4.38%	L+4.91%	3.0	NY	Industrial	68.7%	72.0%
Senior	12/15	51.5	48.1	48.1	L+4.65%	L+4.87%	3.0	PA	Office	74.5%	67.5%
Senior	02/16	47.6	43.4	43.2	L+4.30%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Mezzanine	03/15	45.9	45.9	45.9	L+6.75%	L+7.61%	3.0	Various	Hotel	70.3%	63.5%
Senior	11/16	45.5	37.5	37.2	L+4.60%	L+5.46%	3.0	NY	Office	76.5%	66.5%
Senior	06/17	45.0	45.0	44.4	L+4.50%	L+5.24%	10.0	CA	Hotel	54.7%	48.7%
Senior	08/17	44.2	21.9	21.4	L+4.52%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	05/17	44.0	36.0	35.5	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/15	43.5	43.5	43.5	L+4.05%	L+4.25%	4.0	TX	Multifamily	82.3%	76.8%
Senior	04/16	43.5	43.5	43.1	L+4.40%	L+5.41%	3.0	NY	Office	66.9%	62.1%
CMBS	11/15	43.4	43.4	43.4	L+7.25%	L+8.06%	3.0	Various	Office	77.6%	77.5%
Senior	08/17	40.0	40.0	39.6	L+4.24%	L+4.40%	4.0	KY	Multifamily	79.8%	73.1%
Senior	08/17	40.0	40.0	39.5	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	11/16	37.0	34.4	34.0	L+4.27%	L+5.03%	4.0	NY	Multifamily	61.3%	56.9%
Senior	05/17	35.2	27.8	27.4	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	01/16	34.0	33.1	32.9	L+4.80%	L+5.32%	3.0	IL	Multifamily	82.2%	66.7%
Senior	05/17	33.8	21.7	21.3	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.6	5.11%	5.26%	3.0	NJ	Office	74.9%	74.9%
Senior	10/16	32.1	25.7	25.5	L+4.55%	L+5.16%	3.0	CA	Office	68.6%	48.6%
Senior	07/17	30.0	30.0	29.7	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	05/17	27.6	26.1	25.8	L+4.57%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	09/17	26.9	23.5	23.1	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	07/17	26.0	21.8	21.5	L+4.20%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	08/16	24.0	24.0	23.9	L+5.15%	L+5.42%	2.0	NY	Industrial	70.0%	67.6%
Senior	08/16	24.0	21.4	21.2	L+4.57%	L+5.25%	10.0	FL	Multifamily	70.6%	57.9%
Senior	10/15	23.5	23.5	23.5	L+3.60%	L+3.88%	3.0	NY	Multifamily	73.4%	58.6%
Senior	10/15	23.0	23.0	22.9	L+4.99%	L+5.76%	13.0	MO	Hotel	73.2%	57.8%
Senior	08/17	21.9	14.0	13.8	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	07/17	21.5	17.1	16.9	L+4.15%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	08/17	20.8	12.5	12.3	L+5.25%	L+6.12%	5.0	FL	Multifamily	74.2%	60.9%
Senior	10/16	20.0	17.1	16.8	L+4.85%	L+5.90%	10.0	NY	Multifamily	73.8%	62.5%
Senior	08/15	19.3	19.3	19.3	L+5.25%	L+5.69%	3.0	FL	Multifamily	76.1%	75.2%
Senior	01/17	19.0	19.0	18.7	L+4.80%	L+5.27%	4.0	TX	Retail	70.4%	69.5%
Senior	08/15	18.7	18.7	18.7	L+4.05%	L+4.57%	3.0	FL	Multifamily	85.0%	68.4%
Senior	12/16	17.5	12.3	12.1	L+5.90%	L+6.97%	3.0	CA	Office	70.4%	72.0%
Mezzanine	08/15	17.0	17.0	17.0	L+8.75%	L+9.03%	2.0	FL	Hotel	70.7%	67.9%
B-Note	01/17	14.9	14.9	14.9	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	06/16	13.4	13.4	13.3	L+4.62%	L+5.31%	3.0	NY	Multifamily	81.7%	64.7%
CMBS	12/15	12.8	12.8	12.8	L+6.91%	L+6.95%	13.0	Various	Office	65.8%	65.8%
Mezzanine	07/15	11.8	10.3	10.3	L+12.25%	L+12.50%	3.0	PA	Office	83.0%	73.6%
Senior	09/15	11.0	11.0	11.0	L+4.03%	L+4.56%	3.0	FL	Multifamily	77.7%	76.9%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	6.2	6.1	6.1	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$2,474.3	$2,202.1	$2,184.2	L+4.64%	L+5.19%	3.6			69.8%	64.3%
____________________

(1)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(2)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

(3)
Initial LTV is calculated as the initial loan amount (plus any financing that is pari passu with or senior to such loan) divided by the as is appraised value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) as of the date of the loan was originated set forth in the original appraisal.

(4)
Stabilized LTV is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.

As of September 30, 2017, our borrowings consisted of repurchase agreements collateralized by our pledge of loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, as well as a note payable to TH Insurance, collateralized by our pledge of loans held-for-investment. Historically, TH Insurance lent to us under a note payable pursuant to which we pledged eligible investments to the FHLB as collateral for TH Insurance’s FHLB advances. This note matured subsequent to the end of the third quarter of 2017, on October 27, 2017. The note payable was in effect as of September 30, 2017 and until October 27, 2017 (during which we were majority owned by Two Harbors) to assist with cash management and operational processes as the investments in our portfolio pledged to the FHLB were released and transitioned to our repurchase facilities. The note payable to TH Insurance reflected terms consistent with TH Insurance’s FHLB advances. As of September 30, 2017, our weighted average borrowing rate for the note payable was 1.56%. However, subsequent to October 27, 2017, we no longer have the benefit of the FHLB advances and our average borrowing rates will increase from those that were historically available under this arrangement.
As of September 30, 2017, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities was 1.8:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements and the note payable to TH Insurance for the three months ended September 30, 2017, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended September 30, 2017	$1,247,881	$1,502,722	$1,502,722
For the Three Months Ended June 30, 2017	$1,195,035	$1,232,404	$1,253,857
For the Three Months Ended March 31, 2017	$1,108,882	$1,145,891	$1,145,891
For the Three Months Ended December 31, 2016	$864,835	$1,044,799	$1,044,799
For the Three Months Ended September 30, 2016	$656,118	$773,346	$773,346

As of September 30, 2017, our stockholders’ equity was $830.8 million and our common book value per share was $19.22. As of June 30, 2017, our stockholders’ equity was $832.4 million and our common book value per share was $19.25.
The following table provides details of our changes in stockholders’ equity from June 30, 2017 to September 30, 2017:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Stockholders' equity at June 30, 2017	$832.4	43.2	$19.25
Reconciliation of non-GAAP measures to GAAP net income and Comprehensive income:
Core Earnings, net of tax	11.9
Dividends on preferred stock	—
Core Earnings attributable to common stockholders, net of tax	11.9
Realized and unrealized gains and losses, net of tax	(0.4)
GAAP net income	11.5
Other comprehensive income, net of tax	—
Comprehensive income	11.5
Dividend declaration	(13.8)
Other	0.7	—
Stockholders' equity at September 30, 2017	$830.8	43.2	$19.22
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as comprehensive income attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, realized and unrealized gains or losses on the aggregate portfolio and non-cash compensation expense related to restricted common stock). We believe the presentation of Core Earnings provides investors greater transparency into our period-over-period financial performance and facilitates comparisons to peer REITs.

Issuance of Common Stock
On June 28, 2017, we completed an IPO of 10,000,000 shares of our common stock at a price of $19.50 per share, for gross proceeds of $195.0 million. We received net proceeds of approximately $181.9 million, after accounting for issuance costs of approximately $13.1 million. Concurrently with the closing of the IPO, we issued 33,071,000 shares of our common stock to Two Harbors in exchange for the equity interests in our Predecessor, which became our wholly owned indirect subsidiary as a result of the transaction. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of our common stock it had acquired in connection with the Formation Transaction, allowing our prospective market capitalization to be fully floating.

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
As of September 30, 2017, we held $142.4 million in cash and cash equivalents available to support our operations; $2.2 billion of loans held-for-investment, AFS securities and HTM securities; and $1.5 billion of outstanding debt in the form of repurchase agreements and a note payable to TH Insurance. During the three months ended September 30, 2017, our debt-to-equity ratio increased from 1.5:1.0 to 1.8:1.0, predominantly driven by the purchase of and increased financing on loans held-for-investment. We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3-to-1 ratio on a company basis. The amount of leverage we will deploy for our target investments will depend upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments, and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of September 30, 2017, we held approximately $142.4 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.

During the nine months ended September 30, 2017, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2017, we had master repurchase agreements in place with five counterparties (lenders) and one short-term bridge financing facility with another counterparty, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements, due to credit or market events, depending on the agreement. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
An overview of our repurchase facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	September 30, 2017
(dollars in thousands)	Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
JPMorgan Chase Bank	June 28, 2019	No	$330,024	$169,976	$500,000
Morgan Stanley Bank (2)	June 28, 2020	No	$397,464	$102,536	$500,000
Wells Fargo Bank (3)	June 28, 2019	No	$447,840	$25,955	$473,795
Goldman Sachs Bank	May 2, 2019	No	$158,236	$91,764	$250,000
Citibank	June 28, 2020	No	$107,291	$142,709	$250,000
UBS (4)	October 26, 2017	No	$—	$100,000	$100,000
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Includes an option, to be exercised at the Company’s discretion, to increase the maximum facility amount to $600 million, subject to certain customary conditions contained in the agreement.

(3)	This facility finances a fixed pool of assets.

(4)	This facility is a short-term bridge financing facility.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2017:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of September 30, 2017, our unrestricted cash, as defined, was $142.4 million, while 5.0% of our recourse indebtedness, as defined, was $29.6 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 28, 2017 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $624.1 million. As of September 30, 2017, our tangible net worth, as defined, was $830.8 million.

•
Target asset leverage ratio cannot exceed 75.0% and our total leverage ratio cannot exceed 80.0%. As of September 30, 2017, our target asset leverage ratio, as defined, was 68.8% and our total leverage ratio, as defined, was 64.7%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of September 30, 2017, our minimum interest coverage, as defined, was 2.5:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements and the note payable to TH Insurance as of September 30, 2017.

(in thousands)	September 30, 2017
Loans held-for-investment	$1,987,314
Available-for-sale securities, at fair value	12,814
Held-to-maturity securities	43,390
Restricted cash	58
Due from counterparties	20
Total	$2,043,596

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
The following table provides the maturities of our repurchase agreements and note payable as of September 30, 2017:

(in thousands)	September 30, 2017
Within 30 days	$27,458
30 to 59 days	34,409
60 to 89 days	—
90 to 119 days	—
120 to 364 days	—
One year and over	1,440,855
Total	$1,502,722

For the three months ended September 30, 2017, our restricted and unrestricted cash balance decreased approximately $106.8 million to $144.7 million at September 30, 2017. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended September 30, 2017, operating activities increased our cash balances by approximately $9.8 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended September 30, 2017, investing activities decreased our cash balances by approximately $386.8 million, primarily driven by originations and acquisitions of loans held-for-investment.

•
Cash flows from financing activities. For the three months ended September 30, 2017, financing activities increased our cash balance by approximately $270.3 million, primarily driven by proceeds from repurchase agreements due to originations and acquisitions of loans held-for-investment.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of September 30, 2017, we had unfunded commitments on commercial mortgage loans held-for-investment of $272.2 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

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
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates decrease net income. As of September 30, 2017, approximately 97.5% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 2.5% of our portfolio earns a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our repurchase agreements are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on PRCM’s and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM may produce results that differ significantly from the estimates and assumptions used in our models.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2017. All changes in value are measured as the change from our September 30, 2017 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$693	$392	$(438)	$(876)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	18	9	(9)	(18)
Repurchase agreements	(643)	(322)	322	643
Note payable to affiliate	(27)	(14)	14	27
Total net assets	$46	$68	$(114)	$(229)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(1,956)	$(2,037)	$3,110	$6,220

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2017. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of repurchase agreements. Should the value of our investments pledged as collateral on our repurchase agreements significantly decrease, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide ongoing funding, our ability to finance our investments would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements or other sources of financing which require us to renew them on a periodic basis.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2017, or the Q2 Form 10-Q. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Q2 Form 10-Q, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

10.1
Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of October 27, 2017, by and between TH Commercial MS II, LLC and Morgan Stanley Bank, N.A., and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2017, filed with the SEC on November 14, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 14, 2017	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 14, 2017	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Financial Officer)