Form 10-K
period 2017-12-31
Granite Point Mortgage Trust Inc.
filed 2018-03-16
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2017
Commission File Number 001-38124
______________________________
GRANITE POINT MORTGAGE TRUST INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1843143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 38th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(212) 364-3200
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $186.2 million based on the closing sale price as reported on the NYSE on that date.
As of March 15, 2018 there were 43,437,059 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

GRANITE POINT MORTGAGE TRUST INC.
2017 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview
Our Company
Granite Point Mortgage Trust Inc. is a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. The terms “Granite Point,” “we,” “our,” “us” and the “company” refer to Granite Point Mortgage Trust Inc. and its subsidiaries as a consolidated entity.
We were incorporated on April 7, 2017 and commenced operations as a publicly traded company on June 28, 2017, upon completion of a formation transaction, or the Formation Transaction, pursuant to which we acquired the equity interests in TH Commercial Holdings LLC, or our Predecessor, and its portfolio of commercial mortgage loans and other commercial real estate-related debt investments from Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust (NYSE: TWO). Our Predecessor became our wholly owned indirect subsidiary as a result of the Formation Transaction. In exchange for equity interests of our Predecessor, we issued 33,071,000 shares of our common stock representing approximately 76.5% of our outstanding common stock after the IPO and 1,000 shares of our 10% cumulative redeemable preferred stock having a liquidation preference of $1,000 per share to Two Harbors or an affiliate of Two Harbors, which immediately sold such preferred stock to an unaffiliated third-party investor. On November 1, 2017, Two Harbors distributed the shares of our common stock issued to it in connection with the Formation Transaction by means of a special pro rata dividend to Two Harbors common stockholders. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”. We are externally managed by Pine River Capital Management L.P., or PRCM, or our Manager.
We are a long-term, fundamental value-oriented investor. We construct our investment portfolio on a loan-by-loan basis, emphasizing rigorous credit underwriting, selectivity and diversification, and assess each investment from a fundamental value perspective relative to other opportunities available in the market. Our primary target investments are directly originated floating-rate performing senior commercial real estate loans, typically with terms of three to five years, usually ranging in size from $25 million to $150 million. We typically provide intermediate-term bridge or transitional financing for a variety of purposes, including acquisitions, recapitalizations, refinancings and a range of business plans, including lease-up, renovation, repositioning and repurposing of the property. We target the top 25, and generally up to the top 50, metropolitan statistical areas in the United States, or MSAs. We believe that those markets provide ample supply of high credit quality properties to lend against, sufficient number of owners and sponsors with institutional attributes, and adequate market liquidity. We believe this approach will enable us to deliver attractive risk-adjusted returns to our stockholders while preserving our capital base through diverse business cycles.
Our origination strategy relies on our extensive and longstanding direct relationships with a wide array of national, regional and local private owner/operators, private equity firms, funds, REITs, brokers and co-lenders. Our team’s reach across the United States and active dialogue with market participants has produced significant volume of investment opportunities since our Predecessor’s formation, and our reputation as a reliable counterparty has led to multiple investment opportunities with repeat clients. We have deep experience in the commercial real estate finance markets, with each of the senior members of our team of commercial real estate professionals, or our CRE Team, having over 20 years of experience in commercial real estate debt markets.
We believe that the U.S. commercial real estate debt markets offer enduring investment opportunities. Significant amount of commercial real estate debt is scheduled to mature over the next five years, and there is a sustained need for acquisition, repositioning and recapitalization loans. We expect that traditional lenders, including banks which have historically accounted for approximately half of the market, will not be able to meet borrower demand due to structural and regulatory constraints. As a result, we believe that there are significant opportunities to originate floating-rate senior commercial real estate loans on transitional properties at attractive risk-adjusted return.
We intend to elect to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated one of our subsidiaries as taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
Important factors, among others, that may affect our actual results include:

•	the general political, economic, and competitive conditions in the markets in which we invest;

•	defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;

•	our ability to obtain financing arrangements on terms favorable to us or at all;

•	the level and volatility of prevailing interest rates and credit spreads;

•	reductions in the yield on our investments and an increase in the cost of our financing;

•	general volatility of the securities markets in which we participate;

•	the return or impact of current or future investments;

•	allocation of investment opportunities to us by our Manager;

•	increased competition from entities investing in our target assets;

•	effects of hedging instruments on our target investments;

•	changes in governmental regulations, tax law and rates, and similar matters;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act;

•	availability of desirable investment opportunities;

•	availability of qualified personnel and our relationship with our Manager;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•
hurricanes, earthquakes, and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us; and

•	difficulty or delays in redeploying the proceeds from repayments of our existing investments.
This Annual Report on Form 10-K may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Our Business
Our Investment Objective and Strategy
Our investment objective is to generate attractive risk-adjusted returns for our stockholders over the long-term, primarily through dividends, and to preserve our capital base through business cycles. We intend to achieve this objective by further growing our already well-diversified investment portfolio and actively managing various risks associated with our business strategy. We focus on preserving our stockholders’ capital, as we believe that stability of our capital base is of paramount importance to our ability to invest in assets that generate attractive returns on an ongoing basis.

Our investment strategy is to directly originate, invest in and manage a portfolio of commercial real estate loans and other debt and debt-like instruments secured by institutional quality commercial properties managed by experienced owners in attractive markets across the United States. Our extensive real estate expertise, industry relationships, sourcing, and underwriting capabilities aids us in executing on our strategy. We approach the commercial real estate debt markets by emphasizing the following factors:
Origination
Our origination strategy relies on our extensive and longstanding direct relationships with a wide array of national, regional and local private owner/operators, private equity firms, funds, REITs, brokers and co-lenders. We invest significant time and resources in the early stages of our origination process to increase the likelihood of closing the investment on its original terms, which has resulted in our reputation as a reliable counterparty.
Markets
We generally target the top 25, and up to top 50, MSAs, which we believe provide ample supply of high credit quality properties to lend against, sufficient number of owners and sponsors with institutional attributes, and adequate market liquidity. We do not favor particular markets and instead look for the most compelling investments available across different geographies.
Type of Investments
Our primary target investments are directly originated floating-rate performing, intermediate term, bridge or transitional senior commercial real estate loans, typically with terms of three to five years, usually ranging in size from $25 million to $150 million that are backed by a variety of property types located across the United States. The range of loan sizes we originate is related to the breadth of MSAs from which we source our investments.
Owners and Sponsors
We seek institutional and established owners and sponsors with demonstrated market and property type expertise, as well as possessing sufficient resources (whether through loan structure or entity capitalization) to implement their business plans. We evaluate a sponsor’s track record and reputation for meeting its obligations with lenders in the past and acting responsibly.
Property Types
We focus our investment strategy on income producing property types including office, industrial, multifamily, hospitality, retail and others. We prefer not to invest in debt on specialty property types that require specific expertise to operate and rely on government reimbursement programs for their cash flows.
Financing Purpose and Business Plans
We typically provide intermediate-term bridge or transitional financing for a variety of purposes, including acquisitions, recapitalizations, refinancings and a range of business plans including lease-up, renovation, repositioning and repurposing of the property. We believe that the scale and flexibility of our capital, as well as our CRE team’s long-standing industry relationships, will enable us to finance strong borrowers and sponsors, and invest in debt collateralized by high-quality properties.
As a long-term, fundamental value-oriented investor, we may adjust our investment strategy as we react to evolving market dynamics. We believe there are enduring opportunities within our target investments that present attractive risk-adjusted returns. However, as economic and business cycles develop, we may expand and/or adjust our investment strategy and target investments to capitalize on various investment opportunities. We believe that our well diversified portfolio and flexible investment strategy will allow us to actively adapt to changing market conditions and generate attractive long-term returns for our stockholders in a variety of environments.
Our Investment Philosophy
Our investment philosophy is governed by several guiding principles:

•
Value investing approach - We are a long-term, fundamental value-oriented investor. We search for value across various geographies, property types and capital structure, guided by the belief that each investment should be attractive on its own fundamental merits and assessed relative to other available opportunities.

•
Cash flow potential - We emphasize a property’s cash flow potential as an underwriting metric, rather than a loan’s basis against the value of the property. From an underwriting perspective, we believe that a property’s long-term ability to generate sustainable cash flows is of greater importance than its current sale value.

•
Comprehensive underwriting and loan structuring - We engage in a rigorous and comprehensive underwriting process on each investment. We diligence a property’s cash flow potential, including micro- and macroeconomic factors, our borrower’s expertise and reputation, and business plan. Additionally, we place great emphasis on the loan terms and structural protections to provide us with the tools to protect our investment and our stockholders’ capital, if so required.

•
Selectivity and portfolio diversification - We focus on creating loan portfolios on a loan-by-loan basis rather than engaging in large bulk purchases of investments. As a result, we are able to identify and invest among a broad array of opportunities, and construct a portfolio diversified across markets, property types and sponsors, across the large U.S. commercial real estate debt market, which has a size in excess of $3 trillion.

•
Active investment monitoring and management - The team originating a loan remains responsible for monitoring and managing that investment from origination through the moment it is repaid, sold or otherwise liquidated. We believe that this approach maintains accountability for each loan and is reflective of our credit culture.

Our Competitive Strengths
Long-Tenured Presence in the Commercial Real Estate Debt Market
Our team of commercial real estate professionals, or our CRE Team, is among the most experienced in the industry. Each member of our CRE Team has been active in the commercial real estate debt markets for a majority of their careers. The senior members of our CRE Team have over 20 years of experience in commercial real estate finance each, including experience building and managing multiple commercial real estate lending businesses, both as broker dealers and as investment managers. This broad experience provides us with the expertise in capital markets, structured finance and investment management needed to navigate and exploit the commercial real estate finance markets and successfully execute on our business plan for the benefit of our stockholders.
High Quality Portfolio with Attractive Yield
Our portfolio consists of cash-generating commercial real estate debt investments with a principal balance of $2.4 billion as of December 31, 2017, with an additional $339.2 million of potential future funding obligations. The current cash flow of our portfolio should allow us to continue to generate an attractive dividend for our stockholders. Additionally, we believe the scale of our portfolio should allow us better access to capital and an opportunity to build upon existing relationships with our clients.
Established Direct Origination Platform with Strong Sourcing Capabilities
We have a proven ability to directly originate investments within multiple markets across the United States. We have the ability to generate investments and find value in local markets due to our vast borrower, sponsor and broker relationships combined with many years of experience in the commercial real estate debt market. We believe that our origination experience combined with the high quality of our portfolio will allow us to continue to grow and deploy capital into attractive target investments in a timely manner to the benefit of our stockholders.
Focused Investment Process Leading to Reputation as a Reliable Counterparty
We employ a highly disciplined sourcing, screening and underwriting process. We invest significant time and resources in the early stages of our origination process and communicate frequently with our borrowers regarding business plan, terms and structure. This process increases the likelihood of closing the investment on the originally agreed to terms, resulting in our reputation as a reliable counterparty.
Robust Underwriting, Structuring and Investment Management Capabilities
Our established underwriting, structuring and investment management capabilities are supplemented by our extensive experience in the commercial real estate industry, providing multiple perspectives on performance of real estate collateral through credit and interest rate cycles. This wealth of experience serves as a foundation for thorough screening of investment opportunities, disciplined underwriting procedures, and active portfolio management of our portfolio. Our risk management process entails regular monitoring of the properties we lend against, contact with the owners and sponsors, property visits, and examining local market economic, demographic and business trends affecting real estate fundamentals.
Our Target Investments
We are focused on originating senior commercial mortgage loans backed by different types of commercial real estate properties located in various markets across the United States. We have invested in, and we may, from time to time, invest in other debt and debt-like commercial real estate investments. Together, we refer to these investments as our target investments.
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

Based on current market conditions, we expect that the majority of our investments will continue to consist of senior commercial mortgage loans directly originated by us and secured by cash-flowing properties located in the United States. These investments typically pay interest at rates that are determined periodically on the basis of a floating base lending rate, primarily LIBOR plus a premium, and have an expected term between three and five years.
We may opportunistically adjust our capital allocation to our target investments, with the proportion and types of investments changing over time depending on our views on, among other things, the current economic and credit environment. In addition, we may invest in investments other than our target investments, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from regulation under the Investment Company Act.
Our Portfolio
As of December 31, 2017, our investment portfolio consisted of 61 commercial real estate debt investments with an aggregate principal balance of $2.4 billion and an additional $339.2 million of potential future funding obligations. The following table and charts provide summary statistics on our portfolio and illustrate diversification across property types and geographies.

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	Initial LTV (3)	Stabilized LTV (4)
First mortgages	$2,557,984	$2,220,361	$2,200,440	L+4.41%	L+4.97%	3.5	69.5%	64.1%
Subordinated loans	105,370	103,790	103,826	L+8.17%	L+8.77%	5.3	67.6%	61.4%
CMBS	54,967	54,967	54,967	L+7.17%	L+7.80%	5.2	74.8%	74.8%
Total/Wtd. Avg.	$2,718,321	$2,379,118	$2,359,233	L+4.61%	L+5.17%	3.6	69.6%	64.3%
____________________

(1)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(2)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

Our Financing Strategy and Leverage
Our financing strategy includes raising capital through public offerings of our equity and debt securities and the available capacity under our repurchase facilities. Over time, in addition to our current mix of funding sources, we may use other forms financing including secured and unsecured financing facilities and other credit facilities, securitizations, and public and private, secured and unsecured debt issuances by us or our subsidiaries. We are currently actively exploring potential CLO securitizations and additional types of funding facilities to further diversify our financing sources.
As of December 31, 2017, we had repurchase agreements in place to finance loans held for investment with Morgan Stanley Bank, N.A., JPMorgan Chase Bank, National Association, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Citibank, N.A. for an aggregate maximum facility amount of $2.3 billion.
We are not required to maintain any particular debt-to-equity leverage ratio; however, the actual leverage we employ for particular investments will depend upon our assessment of the credit, liquidity, price volatility and other risks of those investments and the financing counterparties, and availability of particular types of financing at the time, as well as the financial covenants under our financing facilities. Our decision to use leverage to finance our assets is at the discretion of our management team and is not subject to the approval of our stockholders. We currently expect that our leverage will not exceed, on a debt to equity basis, a ratio of 3-to-1. We endeavor to match the terms and indices of our assets and liabilities, including in certain instances through the use of derivatives. We also seek to minimize the risks associated with recourse borrowing.
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from the Investment Company Act, we may, from time to time, engage in a variety of hedging transactions that seek to mitigate the effects of fluctuations in interest rates or currencies and their effects on our cash flows. These hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. We expect these instruments would allow us to reduce, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our investments and to reduce the impact of changing interest rates on our earnings.
Competition
We are engaged in a competitive business. Our net income depends, in part, on our ability to originate or acquire investments at favorable spreads over our borrowing costs. In our lending and investment activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised significant amounts of capital, and may have investment objectives and strategies that overlap with ours, which may create additional competition for lending and investment opportunities.
Some of our competitors may have a lower cost of funds and access to funding sources that may not available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms, and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to decreasing yields, which may further limit our ability to generate desired returns.

Additionally, the current administration has indicated that it may focus on issues relating to financial regulation, which could potentially relieve some of the current restrictions on financial institutions and allow them to more freely compete with us for our target investments. While there is much uncertainty regarding the timing and specifics of any policy changes, any such actions could affect our business.
We believe our industry experience and relationships provide us with a competitive advantage and helps us assess risks and determine appropriate risk and return parameters for our target investments. Additionally, we believe that our relationship with our Manager and access to its resources enables us to compete more effectively and generate attractive investment opportunities for our portfolio. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
For additional information concerning these competitive risks, see “Risk Factors - Risks Related to our Lending and Investment Activities - We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities” included in Item 1A of this of this Annual Report on Form 10-K.
Investment Guidelines
Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	no investment shall be made that would cause us to be regulated or required to register as an investment company under the Investment Company Act;

•
we will primarily invest in our target investments, consisting of senior commercial mortgage loans, mezzanine loans, preferred equity, subordinated mortgage interests, real estate securities and other debt and debt-like commercial real estate investments;

•	not more than 25% of our equity capital will be invested in any individual asset without the prior approval of a majority of our board of directors;

•	any investment in excess of $300 million in an individual asset requires the prior approval of a majority of our board of directors; and

•
until appropriate investments in our target investments are identified, we may invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, and corporate bonds, subject to the requirements for our qualification as a REIT under the Code.

These investment guidelines may be changed from time-to-time by our board of directors without our stockholders’ consent, but we expect to disclose any material changes to our investment guidelines in the periodic quarterly and annual reports that we file with the SEC. We are not subject to any limits or proportions under our investment guidelines with respect to the mix of target investments that we originate or acquire other than as necessary to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the Investment Company Act.
Management Agreement
Upon completing our IPO on June 28, 2017, we entered into a management agreement with PRCM. We pay PRCM a base management fee equal to 1.5% of equity on an annualized basis, as defined in the management agreement. For purposes of calculating the management fee, equity means the sum of the net proceeds received from all issuances of equity securities, plus cumulative “core earnings” at the end of the most recently completed calendar quarter, less any distributions to stockholders, any amount paid to repurchase stock, and any incentive fees earned by PRCM, but excluding the incentive fee earned in the current quarter. As a result, equity for purposes of calculating the management fee may differ from the amount of stockholders’ equity shown in the financial statements.
Beginning in the fourth quarter of 2018, incentive fees, if earned, will be payable to PRCM, as defined in the management agreement. The incentive fee will be the excess of (1) the product of (a) 20% and (b) the result of (i) “core earnings” for the previous 12-month period, minus (ii) the product of (A) equity in the previous 12-month period, and (B) 8% per annum, less (2) the sum of any incentive fees paid to PRCM with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fees are payable with respect to any calendar quarter unless “core earnings” for the 12 most recently completed calendar quarters in the aggregate is greater than zero.
For purposes of calculating base management and incentive fees, “core earnings” means net income (loss) attributable to common stockholders, excluding non-cash equity compensation expense, incentive fees earned by PRCM, depreciation and amortization, any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable period (regardless of whether such items are included in other comprehensive income or loss or in net income), and one-time events pursuant to changes in U.S. GAAP and certain material non-cash income or expense items, in each case after discussions between PRCM and the independent directors and approved by a majority of the independent directors.

The current term of the management agreement expires on June 28, 2020, and thereafter will automatically renew for successive one-year terms annually until terminated in accordance with the terms of the agreement. Upon termination of the management agreement by us without cause or by PRCM due to the Company’s material breach of the management agreement, we are required to pay a termination fee equal to three times the sum of the average annual base management fee and average annual incentive compensation, in each case earned by PRCM during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Employees
We are externally managed by our Manager pursuant to a management agreement. Our executive officers and all of our support personnel are employees of an affiliate of our Manager. We do not have any employees.
Conflicts of Interest
We are subject to conflicts of interest relating to our Manager and its affiliates because, among other things:

•
Each of our executive officers is an employee of an affiliate of our Manager. Therefore, these individuals have interests in our relationship with our Manager that are different than the interests of our stockholders. In particular, these individuals have a direct interest in the financial success of our Manager, which may encourage these individuals to support strategies that impact us based upon these considerations. As a result of these relationships, these persons have a conflict of interest with respect to the agreements and arrangements we have with our Manager and its affiliates.

•
Our Manager may retain, for and on behalf and at our sole cost and expense, such services of persons and firms as our Manager deems necessary or advisable in connection with our management and operations, which may include affiliates of our Manager; provided, that any such services may only be provided by affiliates to the extent (i) such services are on arm's length terms and competitive market rates in relation to terms that are then customary for agreements regarding the provision of such services to companies that have assets similar in type, quality and value to our investments, or (ii) such services are approved by a majority of our independent directors. Our Manager is entitled to rely reasonably on qualified experts and professionals (including accountants, legal counsel and other professional service providers) hired by our Manager at our sole cost and expense. In addition, our Manager is authorized to enter into one or more sub-advisory agreements with other investment managers, or, each, a Sub-Manager, pursuant to which our Manager may obtain the services of the Sub-Manager to assist our Manager in providing the investment advisory services required to be provided by our Manager under the management agreement. Specifically, our Manager may retain a Sub-Manager to recommend specific securities or other investments based upon our investment guidelines, and work, along with our Manager, in structuring, negotiating, arranging or effecting the acquisition or disposition of such investments and monitoring investments on our behalf, subject to oversight of our Manager and us. Our Manager, and not us, is responsible for any compensation payable to any Sub-Manager. Any sub-management agreement entered into by our Manager will be in accordance with applicable laws.

•
Our Manager may engage and supervise, on our behalf and at our expense, independent contractors, advisors, consultants, attorneys, accountants, auditors, and other service providers, which may include affiliates of our Manager, that provide various services with respect to us, including investment banking, securities brokerage, mortgage brokerage, credit analysis, risk management services, asset management services, loan servicing, other financial, legal or accounting services, due diligence services, underwriting review services, and all other services (including transfer agent and registrar services) as may be required related to our activities or investments (or potential investments).

Our Manager may assign or delegate to one or more of its affiliates the performance of its responsibilities under the management agreement in accordance with the terms of the management agreement.
Our Manager’s liability is limited under the management agreement, and we agree to indemnify our Manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges and claims incurred by our Manager and its affiliates in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising from acts or omissions of such indemnified parties except by reason of acts or omission constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. As a result, we could experience poor performance or losses for which our Manager would not be liable.
We agree to pay our Manager a base management fee, which is not based upon performance metrics or goals, and which might reduce our Manager’s incentive to devote its time and effort to seeking loans and investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees will be based on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders.
In addition, our Manager has the ability to earn incentive fees based on our earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled.

Resolution of Potential Conflicts of Interest in Allocation of Investment Opportunities
Our Manager has agreed that for so long as our Manager is managing us, neither our Manager nor any of its affiliates will sponsor or manage any other U.S. publicly traded REIT that invests in senior commercial mortgage loans, mezzanine loans, preferred equity, subordinated mortgage interests, and any other types of investments from time to time mutually agreed to by our Manager and a majority of our independent directors, all of which we refer to as “Specified Target Investments.” In addition, until June 28, 2018, our Manager and its affiliates may not sponsor or manage one or more private investment funds that invest in investment classes that are the same or similar to the Specified Target Investments, except that the Manager and its affiliates may perform investment advisory services related to a single Specified Target Investment on a one-off basis for one or more private investors or investment funds, so long as the investment advisory services are provided at the request of a client of the Manager or an affiliate and the Manager promptly notifies us that such services have been rendered.
Following June 28, 2018, our Manager has agreed to offer us the right to participate in all investment opportunities that our Manager determines are appropriate for us in view of our investment objectives, policies and strategies, and other relevant factors, subject to the exception that we might not participate in each such opportunity but will on an overall basis equitably participate with our Manager’s other clients in relevant investment opportunities in accordance with our Manager’s then prevailing investment allocation policy. Our Manager’s investment allocation policy is subject to approval by our independent directors and, at the request of our independent directors, will be subject to periodic review and back-testing by our internal audit function or an independent third party. When making decisions where a conflict of interest may arise, our Manager will endeavor to allocate investment and financing opportunities in a fair and equitable manner over time as between us and our Manager’s other clients, in each case in accordance with our Manager’s investment allocation policy. Our Manager has broad discretion in making that determination, and in amending that determination over time. In allocating investments among us and a Pine River fund, our Manager’s reasons for its allocation decisions may include the following:

•	the contrasting strategies, time horizons and risk profiles of the participating clients;

•	the relative capitalization and cash availability of the clients;

•	the different liquidity positions and requirements of the participating clients;

•
whether a client has appropriate exposure to or concentration in the asset type, geography or property type in question, taking into account both the client's overall investment objectives and the client's exposure or concentration relative to other clients sharing in the allocation;

•	whether an opportunity can be split between the clients, or whether it must be allocated entirely to one client or the other;

•	borrowing base considerations (such as repurchase agreements or other credit facility terms);

•	expectations regarding the timing and sources of new capital and, in the case of the Pine River funds, historical and anticipated subscription and redemption patterns of the Pine River funds; and

•	regulatory or tax considerations.
In certain circumstances strict compliance with the foregoing allocation procedures may not be feasible and unusual or extraordinary conditions may, on occasion, warrant deviation from the practices and procedures described above. In such circumstances, senior personnel of our Manager and/or our board of directors may be called upon to determine the appropriate action which will serve the best interests of, and will be fair and equitable to, all clients involved.
Our Manager may in the future adopt additional conflicts of interest resolution policies and procedures designed to support the equitable allocation and to prevent the preferential allocation of investment opportunities among entities with overlapping investment objectives.
Operating and Regulatory Structure
Regulation
We are required to maintain qualifications, approvals and licenses in a number of states in order to conduct our lending activities and own certain of our target investments. Licensing requirements vary considerably by state and may impose various different obligations on our business, including restrictions on loan origination activity; limits on finance charges, including type, amount and manner of charging fees; disclosure requirements; surety bond and minimum specified net worth requirements; periodic reporting requirements; notice requirements for changes in principal officers, directors or principal owners; and record keeping requirements. Additionally, our licensed entities are required from time to time to submit to routine examinations by state regulatory agencies to ensure our compliance with applicable requirements. State licensing requirements can and do change as statutes and regulations are enacted, promulgated or amended. Obtaining and maintaining the appropriate qualifications, approvals and licenses cause us to incur ongoing expenses and our failure to comply with applicable requirements would have a material adverse effect on us and our operations.

REIT Qualification
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending on December 31, 2017. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.
So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property.
See “Risk Factors - Risks Related to our REIT Status and Certain Other Tax Items” included in Item 1A of this of this Annual Report on Form 10-K.
Investment Company Act Exemption
We conduct our operations so that neither we nor any of our subsidiaries are an “investment company” as defined in Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned or majority-owned subsidiaries, we are primarily engaged in non-investment company business related to real estate. In addition, we conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis will consist of “investment securities” (the “40% test”). Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We monitor our holdings to ensure ongoing compliance with this test.
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat as real estate-related assets, CMBS, B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act.
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
See “Risk Factors - Risks Related to our Company and Structure - Maintaining our exclusions from registration as an investment company under the Investment Company Act imposes limits on our operations” included in Item 1A of this of this Annual Report on Form 10-K.

Emerging Growth Company Status
We currently qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including:

•	exemption from the requirement to comply with the auditor attestation of our internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	reduced disclosure regarding executive compensation in our periodic reports and proxy statements; and

•	exemption from the requirement to hold a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have elected to take advantage of the first exemption, but we have not made a decision whether to take advantage of the second and third exemptions. If we do take advantage of either exemption, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies which are not emerging growth companies. This decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.
Financial Information
Financial information concerning our business for each of 2017, 2016 and 2015 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
Available Information
Our website can be found at www.gpmortgagetrust.com. We make available, free of charge on our website (on the Investor Relations page under “SEC Filings”), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
We also make available, free of charge, the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblowing Procedures and Stockholder Communication Policy. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior officer (as defined in the Code of Business Conduct and Ethics).
Our Investor Relations Department can be contacted at:
Granite Point Mortgage Trust Inc.
Attn: Investor Relations
590 Madison Avenue, 38th Floor
New York, NY 10022
(212) 364-3200
investors@gpmortgagetrust.com

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
Our results of operations are materially affected by conditions in the commercial mortgage and real estate markets, the financial markets and the economy generally. Any deterioration of real estate fundamentals generally, and in the United States in particular, and changes in general economic conditions could negatively impact our performance or the value of underlying real estate collateral relating to our investments, increase the default risk applicable to borrowers and make it relatively more difficult for us to generate attractive risk-adjusted returns.
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
A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target investments on attractive terms. We compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that our Manager or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
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
Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors or servicers. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours.
Most commercial real estate loans are nonrecourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if a borrower defaults on a loan, which could materially and adversely affect us.
Except for customary nonrecourse carve-outs for certain “bad acts” and environmental liability, most commercial real estate loans are nonrecourse obligations of the borrower, meaning that there is no recourse against the assets of the borrower other than the underlying collateral. In the event of any default under a commercial real estate loan, we bear the risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could have a material adverse effect on our results of operations and financial condition. Even if a commercial real estate loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in many cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial real estate loan may provide for limited recourse to a principal or affiliate of a borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
We may be subject to risks associated with commercial real estate loan participations.
Some of our commercial real estate loans may be held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to such participation interests, we may require the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, we may be become bound to actions of the majority to which we otherwise would object. We may be adversely affected by this lack of control with respect to these interests.
Our portfolio of investments is concentrated in terms of geography and asset types and may become concentrated in terms of sponsors, which could subject us to increased risk of loss.
Our investment guidelines do not require us to observe specific diversification criteria. Therefore, our investments may at times be concentrated in certain property types or geographies that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.
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

Real estate valuation is inherently subjective and uncertain.
The valuation of real estate and therefore the valuation of any collateral underlying our loans is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.
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
The due diligence process that we undertake in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if we incorrectly evaluates the risks of our investments, we may experience losses.
Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to us, we evaluate our potential investments based on criteria it deems appropriate for the relevant investment. Our loss estimates may not prove accurate, as actual results may vary from estimates. If we underestimate the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Moreover, our investment analyses and decisions may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to us at the time of making an investment decision may be limited, and we may not have access to detailed information regarding such investment. Therefore, we cannot assure you that we will have knowledge of all circumstances that may adversely affect such investment.
Mezzanine loans, B-notes, preferred equity and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures expose us to greater risk of loss.
In addition to our senior floating-rate commercial mortgage loans, our portfolio contains mezzanine loans, CMBS and a B-note, and in the future, we may invest in CMBS, CLOs, B-notes and preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Any investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. As a result, with respect to any investments in CMBS, CLOs, B-notes, mezzanine loans and other subordinated debt, we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying senior mortgage loans, class A-Notes, senior mezzanine loans, preferred equity or senior CMBS or CLO bonds, as applicable) before the holders of other more senior tranches of debt instruments with respect to such issuer. As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks.
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
In addition, our investments in senior mortgage loans may be effectively subordinated to the extent we borrow under a financing facility loan (which can be in the form of a repurchase agreement) or similar facility and pledge the senior mortgage loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of the senior mortgage loan, and therefore if the value of the pledged senior mortgage loan decreases below the amount we have borrowed, we would experience a loss.
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
As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments, repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy, or experience any delays in redeploying, the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

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
We invest in the commercial real estate debt market, with a focus on originating senior commercial mortgage loans, and we may invest in other secondary target investments, including mezzanine loans, B-notes, CMBS, CLOs and preferred equity investments. Such investments are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property, as opposed to the borrower’s independent income or assets. If the net operating income of the property is reduce borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by numerous factors, including:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions, including decisions on capital improvements;

•	property location and condition;

•	competition from similar properties;

•	changes in national, regional or local economic conditions;

•	changes in regional or local real estate values;

•	changes in regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the debt and equity capital markets, including the availability of debt financing for commercial real estate;

•	changes in governmental rules, regulations, and fiscal policies, including real estate taxes, environmental legislation and zoning laws;

•	environmental contamination;

•	fraudulent acts or theft on the part of the property owner, sponsor and/or manager; and

•
terrorism, social unrest, civil disturbances, and other events which may result in property damage, decrease the availability of or increase the cost of insurance or otherwise result in uninsured losses.

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
We have in the past originated and acquired, and may in the future originate or acquire, transitional loans to borrowers who are seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an asset it believes is an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or stabilize the property, the borrower may not be able to satisfy the transitional loan through a sale of the property or conventional financing, and we bear the risk of loss of principal and non-payment of interest and fees.
Borrowers often use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.
The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.
CMBS, CLOs, and other similar structured finance investments, as well as those we structure, sponsor, or arrange may pose additional risks, including the risks arising from the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
Our portfolio contains CMBS and we may invest in additional CMBS, CLOs and other similar securities in the future. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
With respect to the CMBS, CLOs and other similar securities, overall control over the special servicing of the related underlying mortgage loans are held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of CMBS in such series. Because we may acquire classes of existing series of CMBS, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.
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
We may utilize, if available, warehouse facilities pursuant to which we would accumulate loans in anticipation of a securitization or other financing, which assets would be pledged as collateral for such facilities until the securitization or other transaction is consummated. In order to borrow funds to originate or acquire assets under any future financing facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets.
In addition, no assurance can be given that a securitization or other financing would be consummated with respect to the assets being warehoused. If the securitization or other financing is not consummated, the lender could demand repayment of the facility, and in the event that we were unable to timely repay, could liquidate the financed collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization or other financing is consummated, if any of the warehoused collateral is sold before the completion, we would have to bear any resulting loss on the sale.
The foreclosure process with respect to any loan may be difficult, lengthy and costly and the liquidation proceeds we receive upon sale of the underlying real estate may not be sufficient to cover our cost basis in the loan.
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
Some of our future investments may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
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
We depend on a variety of services provided by third-party service providers related to our investments in commercial real estate debt investments as well as for general operating purposes. For example, we have in the past relied and may in the future rely on the mortgage servicers who service the mortgage loans that we invest in and mortgage loans underlying CMBS, CLOs and other commercial real estate debt investments to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. This may include systems failures and security breaches that could significantly disrupt our business.
Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.
Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association, or the BBA, in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the U.K. Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.
Based on a review conducted by the Financial Conduct Authority of the U.K., or the FCA, and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited), or the IBA, took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.
In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. Any such changes could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments.

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
The operation of our business requires access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we may invest in certain investments for which financing has historically been difficult or costly to obtain. Any limitation on our ability to obtain financing for our target investments could require us to seek equity or debt capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, operations, financial condition, liquidity and our ability to make distributions to stockholders.
Our repurchase agreements impose, and additional lending facilities may impose, restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy.
We borrow funds under repurchase agreements with various counterparties. The documents that govern these repurchase agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.
To the extent that our financing costs are determined by reference to floating rates, such as LIBOR, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.
We may use securitizations to finance our loans and investments, which may expose us to risks that could result in losses.
We may, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities backed by loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we may retain a pari passu participations in some or all of the securitized loans. Investments in CMBS, CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
Prior to any such financing, we may use facilities to finance the acquisition of securities until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments to maximize the efficiency of a CMBS, CLO or private placement issuance. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.
The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

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
We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries.
We currently guarantee certain obligations of our subsidiaries under the various repurchase agreements that provide for significant aggregate borrowings and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness.
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
Our use of financing may create a mismatch with the duration and interest rate of the investments that we are financing.
We intend to structure our financing such that we minimize the difference between the term of our investments and the term of the financing for such investments. In the event that our financing is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement financing and that would have an adverse impact on our liquidity and our returns. In the event that our financing is for a longer term than the financed investment, we may not be able to repay such financing or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.
We attempt to structure our financing such that we minimize the variability between the interest rate of our investments and the interest rate of our financing - financing floating rate investments with floating rate financing and fixed rate investments with fixed rate financing. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such investments with floating rate financing, but effectively convert all or a portion of the attendant financing to fixed rate using hedging strategies.
Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two. A duration mismatch may also occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our hedges or liabilities may have set maturity dates.

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
Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.
Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

Accounting for derivatives under GAAP may be complicated. Any failure by us to meet the requirements for applying hedge accounting in accordance with GAAP could adversely affect our earnings. In particular, derivatives are required to be highly effective in offsetting changes in the value or cash flows of the hedged items (and appropriately designated and/or documented as such). If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in our reported net income.

Risks Related to Our Relationship with Our Manager
Our success depends on our Manager and its key personnel. We may not find a suitable replacement if we or our Manager terminates the management agreement.
We do not have any employees and are externally managed by our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and its affiliates. Our CRE team evaluates, negotiates, executes and monitors our loans and investments and advises us regarding maintenance of our qualification as a REIT and exclusion from registration under the Investment Company Act; therefore, our success depends on their skill and management expertise and continued service with our Manager and its affiliates. Furthermore, there is strong competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well. The departure of any of the officers or key personnel of our Manager and its affiliates could have a material adverse effect on our performance.
In addition, we can offer no assurance that our Manager will remain our external manager or that we will continue to have access to our Manager’s officers and key personnel. The initial term of the management agreement is for a three-year period ending on June 28, 2020 and will be automatically renewed for additional one-year terms thereafter, subject to the right of either party to elect not to renew the agreement; provided, however, that our Manager may terminate the management agreement after the initial term or after any automatic renewal term upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
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
Neither our Manager nor any of its affiliates is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Chief Executive Officer, Chief Investment Officer, Chief Operating Officer, Chief Financial Officer and General Counsel are expected to spend a substantial portion of their time on our affairs, key personnel, including these individuals, provided to us by our Manager may become unavailable to us as a result of their departure from PRCM or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any other funds they may manage, and such conflicts may not be resolved in our favor. Each of our executive officers is an employee of an affiliate of PRCM, and may currently or in the future have significant responsibilities for funds or other vehicles managed by PRCM or its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.
Our board of directors has approved very broad investment guidelines for us and will not review or approve each investment decision made by our Manager.
Our board of directors will periodically review and update our investment guidelines and will also review our investment portfolio, but does not review or approve specific investments. Our Manager has great latitude within the broad parameters of the investment guidelines set by our board of directors in determining our investments and investment strategies, which could result in investment returns that are substantially below expectations or that result in material losses.
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
In addition, beginning in the fourth quarter of 2018, our Manager has the ability to earn incentive fees each quarter based on our earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.
Termination of the management agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with our Manager.
Termination of the management agreement without cause would be difficult and costly. The management agreement may be amended, supplemented or modified by agreement between us and our Manager. Following the initial three-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors or upon a determination by the holders of a majority of outstanding shares of common stock, based upon (i) unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole or (ii) our determination that the management fee and incentive fee payable to our Manager are not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. We must provide 180 days’ prior notice of any such termination. Unless terminated for cause, our Manager will be paid a termination fee equal to three times the sum of (i) the average annual base management fee and (ii) average annual incentive compensation, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination date. These provisions increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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
We began operating as a public company in June 2017 when we completed our IPO, and therefore have limited operating history. We may not be as successful in establishing and expanding our brand, relationships operations and infrastructure to enable us to operate as a standalone public company, and we cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, including the availability of opportunities for the origination or acquisition of target investments, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.
In addition, our future operating results and financial data may vary materially from our historical operating results and financial data due to a number of factors, including costs and expenses associated with the management agreement and being a public company. Consequently, the historical financial statements contained in this Annual Report on Form 10-K may not be useful in assessing our likely future performance.
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
There can be no assurance that we and our subsidiaries will be able to successfully avoid registration as an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.
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
If the market value or income potential of our assets declines, we may need to increase our real estate assets and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exclusion from the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets we may own. We may have to make decisions that we otherwise would not make absent the REIT qualification and Investment Company Act considerations.
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
We are subject to regulation by laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.
The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. In addition, recent well-publicized security breaches have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security attacks and may in the future result in heightened cyber-security requirements and/or additional regulatory oversight. As cyber-security threats and government and regulatory oversight of associated risks continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain. Any such actions may adversely impact our results of operations and financial condition.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We currently qualify as an “emerging growth company,” and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including:

•	exemption from the requirement to comply with the auditor attestation of our internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	reduced disclosure regarding executive compensation in our periodic reports and proxy statements; and

•	exemption from the requirement to hold a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have elected to take advantage of the first exemption, but we have not made a decision whether to take advantage of the second and third exemptions. If we do take advantage of either exemption, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies which are not emerging growth companies. This decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.
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
Our charter provides that any individual (including certain entities treated as individuals for this purpose) is prohibited from owning more than 9.8% of our common stock or of our capital stock and attempts to acquire our common stock or any of our capital stock in excess of this 9.8% limit would not be effective without a prior exemption from those prohibitions by our board of directors.
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
The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares of common stock.
The recently passed Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to the TCJA, as of January 1, 2018, the highest marginal individual income tax rate is reduced to 37%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. There can be no assurance as to how these or any other tax rate changes in the future will impact the attractiveness of an investment in our shares or the value of our securities.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
The recently passed TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While we do not anticipate a material effect on our operations, we continue to analyze and monitor the application of the TCJA to our businesses, our competitors and the economic environment.

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
Our ownership of, and relationship with, our TRSs will be restricted and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.
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
Our qualification as a REIT may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income that qualifies under the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.
We may realize excess inclusion income that would increase our tax liability and that of our stockholders.
“Excess inclusion income” is subject to taxation in all events. While we do not currently realize or distribute to our shareholders excess inclusion income, it is possible that we may do so in the future, although we do not in any event expect the amount of any such excess inclusion income to be substantial.
Excess inclusion income arises from holding the REMIC residual interests or the equity interest in certain securitization structures. It could arise, for example, if we issued debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on mortgage loans or mortgage-backed securities pledged to secure those debt obligations, i.e., if we were to own an equity interest in a “taxable mortgage pool”. We could also have excess inclusion income if we hold a residual interest in a REMIC. While we do not now own such equity interests or residual interests or expect to acquire significant amounts of residual interests in REMICs or taxable mortgage pools, it is possible that we may do so in the future.  Doing so would cause us to be treated as having excess inclusion income, although we do not anticipate that the amount of any such excess inclusion income would be substantial.
The Code and IRS guidance indicates that excess inclusion income distributed by a REIT to its shareholders with respect to a taxable year will be allocated among them in proportion to the dividends they receive. A shareholder’s share of excess inclusion income (i) would be the minimum taxable income of U.S. shareholders (that is, would not be allowed to be offset by any net operating losses or any other deduction otherwise available), (ii) would be unrelated business taxable income in the hands of most generally tax-exempt shareholders, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate of 30%, without reduction for any otherwise applicable income tax treaty, to the extent allocable to foreign shareholders.
Despite being generally not subject to corporate level tax, we as a REIT will be taxed at the corporate income tax rate on the portion of any excess inclusion income that is allocable to the percentage of our stock held in record name by "disqualified organizations", which are entities that are generally not subject to the unrelated business income tax, such as governmental entities. We expect that disqualified organizations will own our stock. If a disqualified organization is the record owner of our stock and a tax on excess inclusion income is therefore imposed on us, all of our investors (including investors that are not disqualified organizations) will bear a portion of such tax. To the extent that our stock owned by "disqualified organizations" is held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the stock held by the broker-dealer or other nominee on behalf of "disqualified organizations." Similarly, a regulated investment company, partnership or other pass through entity owning stock in record name will be subject to tax at the corporate rate on any excess inclusion income allocated to its owners that are disqualified organizations.

Risks Related to Ownership of Our Common Stock
The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.
Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager and our executive officers;

•	equity issuances by us, share resales by our stockholders or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s or our managements’ key personnel;

•	speculation in the press or investment community;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification or exclusion from the Investment Company Act;

•	price and volume fluctuations from time to time due to a variety of factors;

•	general market and economic conditions and trends including inflationary concerns, the current state of the credit and capital markets;

•
significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector which are not necessarily related to the operating performance of these companies;

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
We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income, as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal place of business is located at 590 Madison Avenue, 38th Floor, New York, New York 10022. We rely on the facilities and resources of our Manager and its affiliates to manage our day-to-day operations.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Prior to our formation on June 28, 2017, there had been no public trading market for our common stock. Following June 28, 2017, our common stock has been listed on the NYSE under the symbol “GPMT”. As of March 15, 2018, 43,437,059 shares of common stock were issued and outstanding.
The following table shows the high and low sales prices for our common stock as reported on the NYSE during June 28-30 and the two calendar quarters ended December 31, 2017:

Quarter Ended	Common Stock
2017	High	Low
December 31	$19.11	$17.02
September 30	$19.30	$18.54
June 30	$19.16	$18.13

Holders
As of March 12, 2018, there were 354 registered holders and approximately 64,486 beneficial owners of our common stock.

Dividends
On December 18, 2017, we declared a cash dividend to our common stockholders, which was paid on January 18, 2018, totaling $16.4 million, or $0.38 per share. The following table presents cash dividends declared on our common stock since our formation:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to pay quarterly dividends and currently intend to distribute to our stockholders as dividends 100% of our REIT taxable income, on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2018 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company. Requests for information from Equiniti Trust Company can be sent to Equiniti Trust Company, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Equity Incentive Plan was adopted by our board of directors and approved by our stockholders on June 14, 2017 for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including affiliates and personnel of PRCM and its affiliates, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Plan, see Note 16 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

The following table presents certain information about the Plan as of December 31, 2017:

	December 31, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	3,078,203
Equity compensation plans not approved by stockholders (1)	—	—
Total	—	$—	3,078,203
___________________

(1)	For a detailed description of the Plan, see Note 16 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at June 28, 2017, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500 and Bloomberg REIT Mortgage Index

Index	6/28/17	6/30/17	7/31/17	8/31/17	9/30/17	10/31/17	11/30/17	12/31/17
Granite Point Mortgage Trust Inc.	$100.00	$99.84	$99.47	$101.00	$100.53	$99.56	$96.34	$97.25
S&P 500	$100.00	$99.30	$101.34	$101.65	$103.75	$106.17	$109.43	$110.64
Bloomberg REIT Mortgage Index	$100.00	$99.21	$99.63	$101.21	$102.67	$99.41	$100.08	$102.58

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our common stock during the fiscal year ended December 31, 2017.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. As a result of our Formation Transaction on June 28, 2017, we are considered a continuation of our Predecessor’s business operations. Accordingly, our Predecessor’s historical results of operations and cash flows are included in our consolidated financial statements and the following selected financial data. Certain amounts for prior periods have been reclassified to conform to the 2017 presentation.

	For the Years Ended December 31,
(in thousands, except share data)	2017	2016	2015 ⁽¹⁾
Interest income:
Loans held-for-investment	$113,050	$55,627	$8,410
Available-for-sale securities	1,035	1,002	84
Held-to-maturity securities	3,726	4,192	645
Cash and cash equivalents	26	7	—
Total interest income	117,837	60,828	9,139
Interest expense:
Repurchase agreements	37,968	8,611	396
Convertible senior notes	397	—	—
Note payable to affiliate	4,098	2,418	81
Total interest expense	42,463	11,029	477
Net interest income	75,374	49,799	8,662
Other income:
Realized gain on sales of loans held-for-investment	—	—	181
Ancillary fee income	—	37	14
Other fee income	—	166	—
Total other income	—	203	195
Expenses:
Management fees	9,737	7,173	1,178
Servicing expenses	1,354	605	73
Other operating expenses	10,982	6,878	7,398
Total expenses	22,073	14,656	8,649
Income before income taxes	53,301	35,346	208
(Benefit from) provision for income taxes	(4)	(11)	70
Net income	53,305	35,357	138
Dividends on preferred stock	50	—	—
Net income attributable to common stockholders	$53,255	$35,357	$138
Basic and diluted earnings per weighted average common share (See Note 18)	$0.60	$—	$—
Dividends declared per common share	$0.70	$—	$—
Basic and diluted weighted average number of shares of common stock outstanding	43,234,671	—	—

Comprehensive income:
Net income attributable to common stockholders	$53,255	$35,357	$138
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	112	(112)	—
Other comprehensive income (loss)	112	(112)	—
Comprehensive income attributable to common stockholders	$53,367	$35,245	$138
____________________

(1)	Commenced operations on January 7, 2015.

	At December 31,
(in thousands)	2017	2016	2015
Loans held-for-investment	$2,304,266	$1,364,291	$582,693
Total assets	$2,499,130	$1,495,607	$722,744
Repurchase agreements	$1,521,608	$451,167	$59,349
Note payable to affiliate	$—	$593,632	$167,262
Total stockholders’ equity	$828,621	$427,991	$486,942

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

Our Company
We are a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We were formed to continue and expand the commercial real estate lending business established by Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust. In the first quarter of 2015, Two Harbors established its commercial real estate lending business, TH Commercial Holdings LLC, collectively with its subsidiaries, our Predecessor. Concurrently with the closing of our initial public offering, or the IPO, on June 28, 2017, we completed a formation transaction, or the Formation Transaction, pursuant to which we acquired from Two Harbors the equity interests in our Predecessor, including its portfolio of commercial real estate debt investments and related financing. In exchange, we issued 33,071,000 shares of our common stock and 1,000 shares of our 10% cumulative redeemable preferred stock to Two Harbors. Upon the completion of the Formation Transaction, the Predecessor became our wholly owned indirect subsidiary. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of our common stock it had acquired in connection with the Formation Transaction, allowing our market capitalization to be fully floating. We are externally managed by Pine River Capital Management L.P., or PRCM, or our Manager.
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
Our origination strategy relies on our extensive and longstanding direct relationships with a wide array of national, regional and local private owner/operators, private equity firms, funds, REITs, brokers and co-lenders. Our team’s reach across the United States and active dialogue with market participants has produced significant volume of investment opportunities since our Predecessor’s formation, and our reputation as a reliable counterparty has led to multiple investment opportunities with repeat clients. We have deep experience in the commercial real estate finance markets, with each of the senior members of our team of commercial real estate professionals having over 20 years of experience in commercial real estate debt markets.
We believe that the U.S. commercial real estate debt markets offer enduring investment opportunities. Significant amount of commercial real estate debt is scheduled to mature over the next five years, and there is a sustained need for acquisition, repositioning and recapitalization loans. We expect that traditional lenders, including banks which have historically accounted for approximately half of the market, will not be able to meet borrower demand due to structural and regulatory constraints. As a result, we believe that there are significant opportunities to originate floating-rate senior commercial real estate loans on transitional properties at attractive risk-adjusted return.
We intend to elect to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated one of our subsidiaries as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.
Our Portfolio
As of December 31, 2017, our investment portfolio consisted of 59 commercial mortgage loans and two commercial mortgage-backed securities, or CMBS, having an aggregate principal balance of $2.3 billion and $55.0 million, respectively, with an additional $339.2 million of potential future funding obligations, diversified across geographies, property types, structures and credits.

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

Based on current market conditions, we expect that the majority of our investments will continue to consist of senior commercial mortgage loans directly originated by us and secured by cash-flowing properties located in the United States. These investments typically pay interest at rates that are determined periodically on the basis of a floating base lending rate, primarily LIBOR plus a premium and have an expected term between three and five years.
Our Manager may opportunistically adjust our capital allocation to our target investments, with the proportion and types of investments changing over time depending on our Manager’s views on, among other things, the current economic and credit environment. In addition, we may invest in assets other than our target investments, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from regulation under the Investment Company Act.

Overview
Our 2017 efforts focused on three strategic objectives that we believe have positioned us for long-term success.

•
Deploying capital efficiently.  After completion of our IPO in June of 2017, our objective was to deploy capital rapidly but prudently, focusing on assets with attractive risk-adjusted returns. We believe we have accomplished this goal. Our capital was substantially fully invested midway through the fourth quarter of 2017, at which point, in December 2017, we successfully accessed the capital markets via the private issuance of 5 year senior unsecured convertible notes to provide us with additional growth capital.

•
Managing a portfolio of commercial real estate debt and related instruments to generate attractive returns with balanced risks. We are a long-term, fundamental value-oriented investor in floating senior commercial real estate loans and other debt related instruments. We construct our investment portfolio on a loan-by-loan basis, emphasizing rigorous credit underwriting, selectivity and diversification, and assess each investment from a fundamental value perspective relative to other opportunities available in the market. We believe this approach enables us to deliver attractive risk-adjusted returns to our stockholders while preserving our capital base through diverse business cycles.

•
Establishing controls and “best in class” investment, corporate governance, investor relations and disclosure practices. We have focused on building effective controls in the areas of operations, accounting, information technology and investor relations. We have included in Item 9A of this Form 10-K management’s report on internal controls over financial reporting.

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
During the years ended December 31, 2017 and 2016, a portion of our portfolio was financed through a note payable to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, we received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of our loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During the year ended December 31, 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in our portfolio pledged to the FHLB were released and transitioned to our repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full.
On December 12, 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2017, the notes had a conversion rate of 50.0000 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $121.3 million after deducting underwriting discounts and estimated offering expenses. In addition, nearly $19 million in notes were issued in connection with the exercise of the initial purchaser’s option in January 2018. We intend to use these proceeds to originate and acquire our target assets and for general corporate purposes.
To the extent available in the market, we may seek to finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We are currently actively exploring potential CLO securitizations and additional types of funding facilities to further diversify our financing sources.
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
Under our management agreement with PRCM, we pay all costs and expenses of PRCM incurred on our behalf in order to operate our business, as well as all compensation costs for certain personnel providing services to us under the management agreement, other than personnel directly involved in supporting the investment function. We also pay our Manager a quarterly base management fee equal to 0.375% (a 1.50% annual rate) of our equity and an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, as defined in the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 13 - Commitments and Contingencies of the notes to the consolidated financial statements.
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
Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long-term, and as such they are carried at amortized cost on our consolidated balance sheets. We evaluate our investments for impairment on a quarterly basis and impairments are recognized when it is probable that we will not be able to collect all amounts estimated to be collected at the time of origination of the investment. We evaluate impairment (both interest and principal) based on the present value of expected future cash flows discounted at the investment’s effective interest rate or the fair value of the collateral, if repayment is expected solely from the collateral.
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

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as its reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available at that time. The accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition are discussed below.

Revenue Recognition
Interest income from loans receivable is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred until the loan is advanced and is then recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become more than 60 days past due or when recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans originated, the related origination expenses are similarly deferred, however expenses related to loans acquired are included in general and administrative expenses as incurred.
Loans Held-for-Investment and Provision for Loan Losses
Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because commercial mortgage loans are collateralized either by real property or by equity interests in the borrower, impairment is measured by comparing the estimated fair value of the underlying collateral to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan is determined to be impaired, an allowance to reduce the carrying value of the loan is recorded through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.
A review of our portfolio is undertaken monthly, with more intense analysis and oversight done on a quarterly basis, and each loan is evaluated for impairment by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk ratings are defined as follows:

1 –	Lower Risk

2 –	Average Risk

3 –	Acceptable Risk

4 –	Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of future loss.

5 –	Impaired/Loss Likely: A loan that has a significantly increased probability of default or principal loss.

Income Taxes
We intend to operate in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal and state income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income.
The recently enacted tax law informally known as the Tax Cuts and Jobs Act (or, the TCJA) significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While we do not anticipate a material effect on our operations, we continue to analyze and monitor the application of the TCJA to our businesses, our competitors and the economic environment.

Summary of Results of Operations and Financial Condition
As a result of our Formation Transaction on June 28, 2017, we are considered a continuation of our Predecessor’s business operations. Accordingly, our Predecessor’s historical results of operations and cash flows are included in our consolidated financial statements and the following financial results discussion.
Our U.S. GAAP net income attributable to common stockholders was $14.1 million and $53.3 million for the three and twelve months ended December 31, 2017, as compared to U.S. GAAP net income attributable to common stockholders of $12.0 million and $35.4 million for the three and twelve months ended December 31, 2016. We have calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. We have defined the post-formation period to be the period from the date we commenced operations as a publicly traded company on June 28, 2017 through December 31, 2017, or 187 days of activity. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period. Earnings per share for the three and twelve months ended December 31, 2017 was $0.33 and $0.60 per weighted common share, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities do not impact our U.S. GAAP net income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and twelve months ended December 31, 2017, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $15,998 and net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $111,985, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $14.1 million and $53.3 million, resulted in comprehensive income attributable to common stockholders of $14.1 million and $53.4 million for the three and twelve months ended December 31, 2017, respectively. For the three and twelve months ended December 31, 2016, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $15,998 and net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $111,985, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $12.0 million and $35.4 million, resulted in comprehensive income attributable to common stockholders of $12.0 million and $35.2 million for the three and twelve months ended December 31, 2016, respectively.

The following tables present the components of our comprehensive income for the three and twelve months ended December 31, 2017 and 2016, and the year ended December 31, 2015 (1):

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2017	2016	2017	2016	2015 ⁽¹⁾
Interest income:	(unaudited)
Loans held-for-investment	$35,837	$18,565	$113,050	$55,627	$8,410
Available-for-sale securities	268	244	1,035	1,002	84
Held-to-maturity securities	934	975	3,726	4,192	645
Cash and cash equivalents	16	1	26	7	—
Total interest income	37,055	19,785	117,837	60,828	9,139
Interest expense:
Repurchase agreements	15,659	2,997	37,968	8,611	396
Convertible senior notes	397	—	397	—	—
Note payable to affiliate	31	981	4,098	2,418	81
Total interest expense	16,087	3,978	42,463	11,029	477
Net interest income	20,968	15,807	75,374	49,799	8,662
Other income:
Realized gain on sales of loans held-for-investment	—	—	—	—	181
Ancillary fee income	—	(4)	—	37	14
Other fee income	—	166	—	166	—
Total other income	—	162	—	203	195
Expenses:
Management fees	3,020	2,075	9,737	7,173	1,178
Servicing expense	392	233	1,354	605	73
Other operating expenses	3,421	1,674	10,982	6,878	7,398
Total expenses	6,833	3,982	22,073	14,656	8,649
Income before income taxes	14,135	11,987	53,301	35,346	208
(Benefit from) provision for income taxes	(1)	(2)	(4)	(11)	70
Net income	14,136	11,989	53,305	35,357	138
Dividends on preferred stock	25	—	50	—	—
Net income attributable to common stockholders	$14,111	$11,989	$53,255	$35,357	$138
Basic and diluted earnings per weighted average common share (See Note 18)	$0.33	$—	$0.60	$—	$—
Dividends declared per common share	$0.38	$—	$0.70	$—	$—
Basic and diluted weighted average number of shares of common stock outstanding	43,235,103	—	43,234,671	—	—

Comprehensive income:
Net income attributable to common stockholders	$14,111	$11,989	$53,255	$35,357	$138
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(16)	16	112	(112)	—
Other comprehensive (loss) income	(16)	16	112	(112)	—
Comprehensive income attributable to common stockholders	$14,095	$12,005	$53,367	$35,245	$138
____________________

(1)	Commenced operations on January 7, 2015.

(in thousands)	December 31, 2017	December 31, 2016
Balance Sheet Data:
	(unaudited)
Loans held-for-investment	$2,304,266	$1,364,291
Total assets	$2,499,130	$1,495,607
Repurchase agreements	$1,521,608	$451,167
Note payable to affiliate	$—	$593,632
Total stockholders’ equity	$828,621	$427,991

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2017 and 2016.
Interest Income
Interest income increased from $19.8 million and $60.8 million for the three and twelve months ended December 31, 2016 to $37.1 million and $117.8 million for the same periods in 2017, due to the origination and acquisition of 27 commercial real estate debt and related investments with a principal balance of $1.0 billion, additional fundings of $69.1 million provided on existing loan commitments and upsizings of $1.2 million, offset by repayments of $106.5 million during the period from December 31, 2016 to December 31, 2017.
Interest Expense
Interest expense increased from $4.0 million and $11.0 million for the three and twelve months ended December 31, 2016 to $16.1 million and $42.5 million for the same periods in 2017, due to increased financing on the originations and acquisitions described above, as well as an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance), increases in borrowing rates due to increases in LIBOR and the issuance of convertible senior notes.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three and twelve months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017			Year Ended December 31, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Loans held-for-investment
First mortgages	$2,109,498	$33,283	6.3%	$1,694,445	$103,200	6.1%
Subordinated loans	103,919	2,554	9.8%	103,553	9,850	9.5%
Available-for-sale securities	12,798	268	8.4%	12,798	1,035	8.1%
Held-to-maturity securities	42,815	934	8.7%	44,172	3,726	8.4%
Other		16			26
Total interest income/net asset yield	$2,269,030	$37,055	6.5%	$1,854,968	$117,837	6.4%
Interest-bearing liabilities
Repurchase agreements and note payable to affiliate collateralized by:
Loans held-for-investment
First mortgages	$1,466,658	$15,148	4.1%	$1,210,790	$40,002	3.3%
Subordinated loans	22,087	213	3.9%	22,940	800	3.5%
Available-for-sale securities	8,475	73	3.4%	8,270	267	3.2%
Held-to-maturity securities	25,996	256	3.9%	26,754	997	3.7%
Other unassignable:
Convertible senior notes	26,373	397	6.0%	6,647	397	6.0%
Total interest expense/cost of funds	$1,549,589	$16,087	4.1%	$1,275,401	$42,463	3.3%
Net interest income/spread		$20,968	2.4%		$75,374	3.1%

	Three Months Ended December 31, 2016			Year Ended December 31, 2016
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Loans held-for-investment
First mortgages	$1,137,166	$16,352	5.8%	$822,172	$46,817	5.7%
Subordinated loans	89,781	2,213	9.9%	89,661	8,810	9.8%
Available-for-sale securities	12,798	244	7.6%	13,273	1,002	7.5%
Held-to-maturity securities	48,841	975	8.0%	53,401	4,192	7.9%
Other		1			7
Total interest income/net asset yield	$1,288,586	$19,785	6.1%	$978,507	$60,828	6.2%
Interest-bearing liabilities
Repurchase agreements and note payable to affiliate collateralized by:
Loans held-for-investment
First mortgages	$806,462	$3,532	1.8%	$550,169	$9,240	1.7%
Subordinated loans	21,933	144	2.6%	22,024	554	2.5%
Available-for-sale securities	8,111	59	2.9%	8,457	226	2.7%
Held-to-maturity securities	28,329	243	3.4%	31,850	1,009	3.2%
Other unassignable:
Convertible senior notes	—	—	—%	—	—	—%
Total interest expense/cost of funds	$864,835	3,978	1.8%	$612,500	11,029	1.8%
Net interest income/spread		$15,807	4.3%		$49,799	4.4%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

The increase in yields on first mortgages for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was driven by increases in LIBOR, as the majority are floating-rate loans. The decrease in yields on subordinated loans for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was predominantly driven by the lower-yielding B-note acquired during the year ended December 31, 2017. The increase in cost of funds on both first mortgages and subordinated loans for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was primarily the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance) and secondarily the result of increases in borrowing rates due to increases in LIBOR.
The increase in yields on AFS and HTM securities for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was driven by increases in LIBOR, as these CMBS are floating-rate assets. The increase in cost of funds associated with the financing of AFS and HTM securities for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was the result of increases in borrowing rates due to increases in LIBOR.
Our convertible senior notes were issued in December 2017, are unsecured and pay interest semiannually at a rate of 5.625% per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.

Management Fees
We do not have any employees and are externally managed by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement, we incurred $3.0 million and $6.3 million as a management fee to PRCM for the three and twelve months ended December 31, 2017, respectively. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 13 - Commitments and Contingencies of the notes to the consolidated financial statements.

Prior to the IPO and Formation Transaction, our Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers LLC, or PRCM Advisers, a subsidiary of PRCM. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its adjusted equity on an annualized basis. Our Predecessor was allocated management fees incurred by Two Harbors of $3.4 million for the period from January 1, 2017 through June 27, 2017, and $2.1 million and $7.2 million for the three and twelve months ended December 31, 2016, respectively.
Servicing Expenses
For the three and twelve months ended December 31, 2017, we recognized $0.4 million and $1.4 million, respectively, in servicing expenses related to the subservicing commercial mortgage loans, compared to $0.2 million and $0.6 million for the same periods in 2016. The increase in servicing expenses during the three and twelve months ended December 31, 2017, as compared to the same period in 2016, was driven by the growth of our investment portfolio, as described above.
Other Operating Expenses
For the three and twelve months ended December 31, 2017, we recognized $3.4 million and $11.0 million of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.7% of average equity, respectively. For the three and twelve months ended December 31, 2016, we recognized $1.7 million and $6.9 million of other operating expenses, which represents an annualized expense ratio of 1.5% and 1.5% of average equity, respectively. The increase in our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business, as well as certain expenses required to maintain a public company incurred during the year ended December 31, 2017.
Included in other operating expenses for the three and twelve months ended December 31, 2017 are direct and allocated costs incurred by PRCM on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2017, these direct and allocated costs totaled approximately $1.2 million and $2.2 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer, chief operating officer and general counsel of $0.2 million and $0.3 million for the three and twelve months ended December 31, 2017, respectively. We did not have any named officers in 2016. The allocation of compensation paid to employees of Pine River serving as our chief operating officer, principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and twelve months ended December 31, 2017 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s 2017 Equity Incentive Plan, or the Plan (see discussion in Note 16 - Equity Incentive Plan), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer and general counsel of $0.4 million and $0.8 million, respectively.
Also included in other operating expenses for the three and twelve months ended December 31, 2017 and 2016 are direct and allocated costs that were paid by Two Harbors to PRCM Advisers and other third-party vendors. These direct and allocated costs totaled approximately $0.2 million and $4.5 million for the three and twelve months ended December 31, 2017, respectively, and $1.7 million and $6.9 million for the three and twelve months ended December 31, 2016, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.

Year Ended December 31, 2016 Compared to Year (or Period) Ended December 31, 2015
The following analysis focuses on financial results during the year ended December 31, 2016 and the year (or period) ended December 31, 2015 (commenced operations on January 7, 2015).
Interest Income
Interest income increased from $9.1 million for the year ended December 31, 2015 to $60.8 million for the year ended December 31, 2016, due to the origination and acquisition of 19 commercial real estate debt and related investments with a principal balance of $755.9 million and additional fundings of $32.6 million provided on existing loan commitments, offset by repayments of $18.6 million during the period from December 31, 2015 to December 31, 2016.
Interest Expense
Interest expense increased from $0.5 million for the year ended December 31, 2015 to $11.0 million for the year ended December 31, 2016, due to increased financing on the originations and acquisitions described above, as well as increases in borrowing rates.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Loans held-for-investment
First mortgages	$822,172	$46,817	5.7%	$73,843	$3,429	4.6%
Subordinated loans	89,661	8,810	9.8%	59,207	4,981	8.4%
Available-for-sale securities	13,273	1,002	7.5%	1,151	84	7.3%
Held-to-maturity securities	53,401	4,192	7.9%	8,492	645	7.6%
Other		7			—
Total interest income/net asset yield	$978,507	$60,828	6.2%	$142,693	$9,139	6.4%
Interest-bearing liabilities
Loans held-for-investment
First mortgages	$550,169	$9,240	1.7%	$18,013	$133	0.7%
Subordinated loans	22,024	554	2.5%	14,588	292	2.0%
Available-for-sale securities	8,457	226	2.7%	—	—	—%
Held-to-maturity securities	31,850	1,009	3.2%	1,792	52	2.9%
Total interest expense/cost of funds	$612,500	11,029	1.8%	$34,393	477	1.4%
Net interest income/spread		$49,799	4.4%		$8,662	5.0%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities, and HTM securities.

The increase in yields on first mortgages, subordinated loans, AFS securities and HTM securities for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was driven by increases in LIBOR, as the majority are floating-rate assets. The increase in cost of funds on first mortgages, subordinated loans, AFS securities and HTM securities for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was the result of increases in borrowing rates due to increases in LIBOR.

Management Fees
Our Predecessor was allocated management fees incurred by Two Harbors of $7.2 million and $1.2 million for the years ended December 31, 2016 and 2015. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its equity on an annualized basis. See further discussion of the management fee calculation in Note 19 - Related Party Transactions of the notes to the consolidated financial statements.
Servicing Expenses
For the years ended December 31, 2016 and 2015, we recognized $0.6 million and $0.1 million, respectively, in servicing expenses related to the subservicing of commercial mortgage loans. The increase in servicing expenses during the year ended December 31, 2016, as compared to the year ended December 31, 2015, was driven by the origination and acquisition of commercial real estate debt and related investments, as described above.
Other Operating Expenses
For the years ended December 31, 2016 and 2015, we recognized $6.9 million and $7.4 million of other operating expenses, which represents an annualized expense ratio of 1.5% and 7.3% of average common equity for the respective periods. The decrease in our operating expense ratio resulted primarily an increase in our average common equity balance due to capital contributions from our Predecessor’s parent, Two Harbors.
Included in other operating expenses are direct and allocated costs that were paid by Two Harbors to PRCM Advisers and other third-party vendors. For the years ended December 31, 2016 and 2015, these direct and allocated costs totaled approximately $6.9 million and $7.4 million, respectively.

Financial Condition
We originate and acquire commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The underlying loan held by the trust is consolidated on our consolidated balance sheet and classified as loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired. We also hold CMBS, representing interests in pools of commercial mortgage loans issued by trusts.
The following tables provide a summary of our portfolio as of December 31, 2017:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	Initial LTV (3)	Stabilized LTV (4)
First mortgages	$2,557,984	$2,220,361	$2,200,440	L+4.41%	L+4.97%	3.5	69.5%	64.1%
Subordinated loans	105,370	103,790	103,826	L+8.17%	L+8.77%	5.3	67.6%	61.4%
CMBS	54,967	54,967	54,967	L+7.17%	L+7.80%	5.2	74.8%	74.8%
Total/Wtd. Avg.	$2,718,321	$2,379,118	$2,359,233	L+4.61%	L+5.17%	3.6	69.6%	64.3%

(dollars in millions)
Type	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	State	Property Type	Initial LTV (3)	Stabilized LTV (4)
Senior	09/17	$125.0	$107.5	$106.0	L+4.45%	L+5.03%	3.0	CT	Office	62.9%	58.9%
Senior	07/16	120.5	102.2	101.2	L+4.45%	L+4.99%	4.0	Various	Office	62.8%	61.5%
Senior	12/15	120.0	120.0	120.0	L+4.20%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	09/15	105.0	105.0	105.0	L+3.42%	L+3.79%	3.0	CA	Retail	71.0%	66.9%
Senior	05/17	86.5	70.4	69.5	L+4.10%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	04/16	82.0	82.0	81.6	L+4.75%	L+5.44%	3.0	NY	Industrial	75.9%	55.4%
Senior	10/16	78.5	77.5	76.9	L+4.37%	L+4.83%	4.0	NC	Office	72.4%	68.1%
Senior	10/17	74.8	43.3	42.8	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	65.8	64.6	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	11/16	68.8	42.7	42.4	L+4.89%	L+5.78%	3.0	OR	Office	66.5%	51.1%
Senior	06/16	68.4	52.5	52.2	L+4.49%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	60.8	59.9	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	12/16	62.3	62.3	60.9	L+4.11%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	11/15	58.7	58.7	58.7	L+4.20%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	01/17	58.6	39.5	39.1	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	53.3	52.7	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	08/16	54.5	47.2	46.7	L+4.95%	L+5.54%	4.0	NJ	Office	60.9%	63.0%
Senior	11/15	54.3	43.4	43.2	L+4.55%	L+5.13%	4.0	MD	Office	80.0%	64.5%
Senior	09/17	54.0	51.5	50.8	L+4.38%	L+4.91%	3.0	NY	Industrial	68.7%	72.0%
Senior	05/17	52.0	36.0	35.6	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/15	51.5	48.7	48.7	L+4.65%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	02/16	47.6	43.9	43.7	L+4.30%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Senior	12/17	47.0	28.0	27.4	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Mezzanine	03/15	45.9	45.9	45.9	L+6.75%	L+7.61%	5.0	Various	Hotel	70.3%	63.5%
Senior	11/16	45.5	37.5	37.3	L+4.60%	L+5.46%	2.0	NY	Office	76.5%	66.5%
Senior	06/17	45.0	45.0	44.5	L+4.50%	L+5.24%	3.0	CA	Hotel	54.7%	48.7%
Senior	08/17	44.2	22.5	22.1	L+4.52%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	12/15	43.5	43.5	43.5	L+4.05%	L+4.25%	3.0	TX	Multifamily	82.3%	76.8%
CMBS	11/15	42.2	42.2	42.2	L+7.25%	L+8.06%	3.0	Various	Office	77.6%	77.5%
Senior	08/17	40.0	40.0	39.6	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	08/17	40.0	40.0	39.6	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	12/17	37.2	31.5	31.0	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/16	37.0	34.4	34.0	L+4.27%	L+5.03%	3.0	NY	Multifamily	61.3%	56.9%
Senior	05/17	35.2	28.2	27.8	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	10/17	34.1	21.9	21.6	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%

(dollars in millions)
Type	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	State	Property Type	Initial LTV (3)	Stabilized LTV (4)
Senior	01/16	34.0	33.1	33.0	L+4.80%	L+5.32%	3.0	IL	Multifamily	82.2%	66.7%
Senior	05/17	33.8	22.5	22.2	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.6	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/16	32.2	26.6	26.3	L+4.55%	L+5.16%	3.0	CA	Office	68.6%	48.6%
Senior	07/17	30.0	30.0	29.7	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	05/17	27.6	26.1	25.8	L+4.57%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	09/17	26.9	23.5	23.2	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	07/17	26.0	21.8	21.5	L+4.20%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	08/16	24.0	24.0	23.9	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	08/16	24.0	22.2	22.0	L+4.57%	L+5.25%	3.0	FL	Multifamily	70.6%	57.9%
Senior	10/15	23.0	23.0	22.9	L+4.99%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/17	21.9	14.2	14.0	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	07/17	21.5	17.2	16.9	L+4.15%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	08/17	20.8	15.0	14.7	L+5.25%	L+6.12%	3.0	FL	Multifamily	74.2%	60.9%
Senior	10/16	20.0	17.0	16.9	L+4.85%	L+5.90%	3.0	NY	Multifamily	73.8%	62.5%
Senior	08/15	19.8	19.8	19.8	L+4.05%	L+4.57%	3.0	FL	Multifamily	85.0%	68.4%
Senior	08/15	19.3	19.3	19.3	L+5.25%	L+5.69%	3.0	FL	Multifamily	76.1%	75.2%
Senior	01/17	19.0	19.0	18.7	L+4.80%	L+5.27%	4.0	TX	Retail	70.4%	69.5%
Senior	12/16	17.5	12.2	12.1	L+5.90%	L+6.97%	3.0	CA	Office	70.4%	72.0%
Mezzanine	08/15	17.0	17.0	17.0	L+8.75%	L+9.03%	2.0	FL	Hotel	70.7%	67.9%
B-Note	01/17	14.8	14.8	14.8	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	06/16	13.4	13.4	13.3	L+4.62%	L+5.31%	3.0	NY	Multifamily	81.7%	64.7%
CMBS	12/15	12.8	12.8	12.8	L+6.91%	L+6.95%	13.0	Various	Office	65.8%	65.8%
Mezzanine	07/15	11.8	10.2	10.3	L+12.25%	L+12.50%	3.0	PA	Office	83.0%	73.6%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	5.9	5.9	5.9	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$2,718.3	$2,379.1	$2,359.2	L+4.61%	L+5.17%	3.6			69.6%	64.3%
____________________

(1)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(2)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

As of December 31, 2017, our borrowings consisted of repurchase agreements collateralized by our pledge of loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, as well as long-term unsecured convertible senior notes.
As of December 31, 2017, we had outstanding $1.5 billion of repurchase agreements, and the term to maturity ranged from from 7 days to approximately 2.5 years. Repurchase agreements had a weighted average borrowing rate of 3.78% and weighted average remaining maturities of 1.8 years as of December 31, 2017.
On December 12, 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2017, the notes had a conversion rate of 50.0000 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $121.3 million after deducting underwriting discounts and estimated offering expenses. We intend to use these proceeds to originate and acquire our target assets and for general corporate purposes. As of December 31, 2017, the outstanding amount due on convertible senior notes was $121.3 million, net of deferred issuance costs. In addition, nearly $19 million in notes were issued in connection with the exercise of the initial purchaser’s option in January 2018.
As of December 31, 2017, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, which includes unsecured borrowings under convertible senior notes, was 2.0:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, the note payable to TH Insurance and convertible senior notes for the three months ended December 31, 2017, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended December 31, 2017	$1,549,588	$1,642,922	$1,642,922
For the Three Months Ended September 30, 2017	$1,195,035	$1,232,404	$1,253,857
For the Three Months Ended June 30, 2017	$1,108,882	$1,145,891	$1,145,891
For the Three Months Ended March 31, 2017	$864,835	$1,044,799	$1,044,799
For the Three Months Ended December 31, 2016	$656,118	$773,346	$773,346

Issuance of Common Stock
On June 28, 2017, we completed an IPO of 10,000,000 shares of our common stock at a price of $19.50 per share, for gross proceeds of $195.0 million. We received net proceeds of approximately $181.9 million, after accounting for issuance costs of approximately $13.1 million. Concurrently with the closing of the IPO, we issued 33,071,000 shares of our common stock to Two Harbors in exchange for the equity interests in our Predecessor, which became our wholly owned indirect subsidiary as a result of the transaction. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of our common stock it had acquired in connection with the Formation Transaction, allowing our market capitalization to be fully floating.
U.S. GAAP to Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our taxable (loss) income split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2017
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$53.3	$53.3
Permanent differences
GAAP net income prior to formation	—	(27.5)	(27.5)
Other permanent differences	—	(0.1)	(0.1)
Temporary differences
Net accretion of OID and market discount	—	6.0	6.0
Other temporary differences	—	0.7	0.7
Taxable income	—	32.4	32.4
Dividend declaration deduction	—	(32.4)	(32.4)
Taxable income post-dividend deduction	$—	$—	$—

	Year Ended December 31, 2016
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$35.4	$35.4
Permanent differences
GAAP net income prior to formation	—	(35.4)	(35.4)
Taxable income	—	—	—

The permanent tax differences recorded in 2017 and 2016 include income prior to our formation as well as a recurring difference in compensation expense related to restricted stock dividends. Temporary differences were principally timing differences between U.S. GAAP and tax accounting related to accretion from loans held-for-investment.

Dividends
For the year ended December 31, 2017, we declared dividends totaling $0.70 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2017, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes. The following table presents cash dividends declared on our common stock since our formation:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

The following table summarizes dividends declared since our formation and their related tax characterization (per share amounts):

		Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution
2017	$0.70	$0.70	$—	$—

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

As of December 31, 2017, we held $107.8 million in cash and cash equivalents available to support our operations; $2.4 billion of loans held-for-investment, AFS securities and HTM securities; and $1.6 billion of outstanding debt in the form of repurchase agreements and long-term unsecured convertible senior notes. During the three months ended December 31, 2017, our debt-to-equity ratio increased from 1.8:1.0 to 2.0:1.0, predominantly driven by the origination of and increased financing on loans held-for-investment as well as the issuance of convertible senior notes. During the year ended December 31, 2017, our debt-to-equity ratio decreased from 2.4:1.0 to 2.0:1.0, driven by the increase in our equity balance as a result of our IPO on June 28, 2017. We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3-to-1 ratio on a company basis. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments, and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of December 31, 2017, we held approximately $107.8 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2017, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, convertible notes, potential securitizations and similar financing arrangements. We are currently actively exploring potential CLO securitizations and additional types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2017, we had repurchase agreements in place with five counterparties (lenders) to finance loans held for investment, and two other asset-specific facilities to finance our CMBS, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements due to credit or market events, depending on the repurchase agreement. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
An overview of our repurchase facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	December 31, 2017
(dollars in thousands)	Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
JPMorgan Chase Bank	June 28, 2019	No	$250,943	$249,057	$500,000
Morgan Stanley Bank	June 28, 2020	No	$425,539	$174,461	$600,000
Wells Fargo Bank (2)	June 28, 2019	No	$424,882	$48,913	$473,795
Goldman Sachs Bank	May 2, 2019	No	$252,734	$247,266	$500,000
Citibank	June 28, 2020	No	$110,964	$139,036	$250,000
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	This facility finances a fixed pool of assets.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2017:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2017, our unrestricted cash, as defined, was $107.8 million, while 5.0% of our recourse indebtedness, as defined, was $29.1 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 28, 2017 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $624.1 million. As of December 31, 2017, our tangible net worth, as defined, was $828.6 million.

•
Target asset leverage ratio cannot exceed 75.0% and our total leverage ratio cannot exceed 80.0%. As of December 31, 2017, our target asset leverage ratio, as defined, was 64.5% and our total leverage ratio, as defined, was 66.8%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of December 31, 2017, our minimum interest coverage, as defined, was 2.3:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements and the note payable to TH Insurance as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Loans held-for-investment	$2,202,049	$1,309,622
Available-for-sale securities, at fair value	12,798	12,686
Held-to-maturity securities	42,169	48,252
Restricted cash	565	249
Due from counterparties	—	—
Total	$2,257,581	$1,370,809

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our liquidity needs, to meet other operating objectives and to adapt to market conditions. Commercial mortgage loans are subject to longer trade timelines than securities and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets may be limited by delays due to the time period needed for negotiating transaction documents and conducting diligence. Consequently, even if we identify a buyer for our commercial mortgage loans, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements, and may be financed with credit facilities (including term loans and revolving facilities), a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization would be used to repay balances under these financing sources.

The following table provides the maturities of our repurchase agreements, note payable and convertible senior notes as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Within 30 days	$22,032	$21,933
30 to 59 days	34,514	37,110
60 to 89 days	—
90 to 119 days	—	—
120 to 364 days	—	206,491
One year and over	1,465,062	779,265
Three to five years	121,314	—
Total	$1,642,922	$1,044,799

For the year ended December 31, 2017, our restricted and unrestricted cash balance increased approximately $54.4 million to $109.3 million at December 31, 2017. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the year ended December 31, 2017, operating activities increased our cash balances by approximately $19.4 million, primarily driven by our financial results for the year.

•
Cash flows from investing activities. For the year ended December 31, 2017, investing activities decreased our cash balances by approximately $925.7 million, primarily driven by originations and acquisitions of loans held-for-investment.

•
Cash flows from financing activities. For the year ended December 31, 2017, financing activities increased our cash balance by approximately $960.7 million, primarily driven by proceeds from our initial public offering, proceeds from repurchase agreements due to originations and acquisitions of loans held-for-investment, the issuance of convertible senior notes, and capital contributions from Two Harbors.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of December 31, 2017, we had unfunded commitments on commercial mortgage loans held-for-investment of $339.2 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, our non-cancelable office leases, management fees payable under our management agreement and unfunded commitments on commercial mortgage loans held-for-investment:

	Due During the Year Ended December 31,
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Repurchase agreements	$56,546	$928,559	$536,503	$—	$—	$—	$1,521,608
Convertible senior notes	—	—	—	—	121,314	—	121,314
Interest expense on borrowings (1)	62,500	43,062	16,982	6,824	6,263	—	135,631
Long-term operating lease obligations	614	154	—	—	—	—	768
Management fee - PRCM (2)	12,078	12,078	42,274	—	—	—	66,430
Unfunded commitments on loans held-for-investment (3)	2,471	148,736	122,351	65,645	—	—	339,203
Total	$134,209	$1,132,589	$718,110	$72,469	$127,577	$—	$2,184,954
____________________

(1)	Interest expense on repurchase agreements and convertible senior notes calculated based on rates at December 31, 2017.

(2)
Contractual obligation for the management fee is estimated through the contract expiration date of June 28, 2020, inclusive of the termination fee as defined in the management agreement between us and PRCM Advisers. Disclosure assumes agreement not renewed or terminated without cause.

(3)	Allocation of unfunded commitments on loans held-for-investment is based on the earlier of the commitment expiration date or the loan maturity date.

We are party to a management agreement with PRCM, pursuant to which PRCM is entitled to receive a management fee and the reimbursement of certain expenses from us. We reimburse PRCM for (i) our allocable share of the compensation paid by PRCM to its personnel serving as our chief operating officer, principal financial officer and general counsel and personnel employed by PRCM as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us, and (ii) any amounts for personnel of PRCM’s affiliates arising under a shared facilities and services agreement. We also have certain costs allocated to us by PRCM for data services and technology, but most direct expenses with third-party vendors are paid directly by us.
We are also party to contracts that contain a variety of indemnification obligations, including with brokers and underwriters. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Recently Issued Accounting Standards
Refer to Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with U.S. GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Our Business - Operating and Regulatory Structure” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the Investment Company Act in order to maintain our exempt status. As of December 31, 2017, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2017. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2017. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2017, we believe that we qualified as a REIT under the Code.
The Protecting Americans from Tax Hikes Act of 2015 contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act reduced the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change is applicable with respect to tax years beginning after December 31, 2017. We currently monitor our compliance with this TRS asset test and, in light of this change, we intend to continue to meet the requirement.
The recently passed Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs and taxable REIT subsidiaries. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our taxable REIT subsidiaries.
Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. This rule could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
Additional changes to the tax laws are likely to continue to occur, and we intend to continue to monitor such changes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them and rely on our Manager’s sophisticated risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed.
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
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates decrease net income. As of December 31, 2017, approximately 97.7% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 2.3% of our portfolio earns a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our repurchase agreements are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.

Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2017. All changes in value are measured as the change from our December 31, 2017 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$795	$459	$(475)	$(950)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	18	9	(9)	(18)
Repurchase agreements	(663)	(331)	331	663
Total net assets	$155	$140	$(156)	$(310)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(4,110)	$(3,481)	$3,856	$7,712

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2017. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers. This risk is partially mitigated by various facts we consider during our rigorous underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of December 31, 2017, none of the commercial mortgage loans in our portfolio were non-performing.
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

Item 8. Financial Statements and Supplementary Data

GRANITE POINT MORTGAGE TRUST INC.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
of Granite Point Mortgage Trust Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and schedule based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Minneapolis, Minnesota
March 16, 2018

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Loans held-for-investment	$2,304,266	$1,364,291
Available-for-sale securities, at fair value	12,798	12,686
Held-to-maturity securities	42,169	48,252
Cash and cash equivalents	107,765	56,019
Restricted cash	2,953	260
Accrued interest receivable	7,105	3,745
Due from counterparties	—	249
Deferred debt issuance costs	8,872	2,365
Prepaid expenses	390	—
Other assets	12,812	7,740
Total Assets (1)	$2,499,130	$1,495,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,521,608	$451,167
Convertible senior notes	121,314	—
Note payable to affiliate	—	593,632
Accrued interest payable	3,119	655
Unearned interest income	197	143
Other payables to affiliates	—	21,460
Dividends payable	16,454	—
Other liabilities	6,817	559
Total Liabilities	1,669,509	1,067,616
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 0 shares issued and outstanding, respectively	1,000	—
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 43,235,103 and 0 shares issued and outstanding, respectively	432	—
Additional paid-in capital	829,704	392,608
Accumulated other comprehensive income (loss)	—	(112)
Cumulative earnings	28,800	35,495
Cumulative distributions to stockholders	(30,315)	—
Total Stockholders’ Equity	828,621	427,991
Total Liabilities and Stockholders’ Equity	$2,499,130	$1,495,607
____________________

(1)
The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs. At December 31, 2017 and December 31, 2016, assets of the VIEs totaled $46,068 and $46,047, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2017	2016	2015 ⁽¹⁾
Interest income:
Loans held-for-investment	$113,050	$55,627	8,410
Available-for-sale securities	1,035	1,002	84
Held-to-maturity securities	3,726	4,192	645
Cash and cash equivalents	26	7	—
Total interest income	117,837	60,828	9,139
Interest expense:
Repurchase agreements	37,968	8,611	396
Convertible senior notes	397	—	—
Note payable to affiliate	4,098	2,418	81
Total interest expense	42,463	11,029	477
Net interest income	75,374	49,799	8,662
Other income:
Realized gain on sales of loans held-for-investment	—	—	181
Ancillary fee income	—	37	14
Other fee income	—	166	—
Total other income	—	203	195
Expenses:
Management fees	9,737	7,173	1,178
Servicing expenses	1,354	605	73
Other operating expenses	10,982	6,878	7,398
Total expenses	22,073	14,656	8,649
Income before income taxes	53,301	35,346	208
(Benefit from) provision for income taxes	(4)	(11)	70
Net income	53,305	35,357	138
Dividends on preferred stock	50	—	—
Net income attributable to common stockholders	$53,255	$35,357	$138
Basic and diluted earnings per weighted average common share (See Note 18)	$0.60	$—	$—
Basic and diluted weighted average number of shares of common stock outstanding	43,234,671	—	—

Comprehensive income:
Net income attributable to common stockholders	$53,255	$35,357	$138
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	112	(112)	—
Other comprehensive income (loss)	112	(112)	—
Comprehensive income attributable to common stockholders	$53,367	$35,245	$138
____________________

(1)	Commenced operations on January 7, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, January 7, 2015 (commencement of operations)	—	$—	$—	$—	$—	$—	$—
Capital contributions from Two Harbors Investment Corp.	—	—	486,804	—	—	—	486,804
Net income	—	—	—	—	138	—	138
Balance, December 31, 2015	—	$—	$486,804	$—	$138	$—	$486,942
Capital contributions from Two Harbors Investment Corp.	—	—	10,000	—	—	—	10,000
Distributions to Two Harbors Investment Corp.	—	—	(104,196)	—	—	—	(104,196)
Net income	—	—	—	—	35,357	—	35,357
Other comprehensive loss before reclassifications, net of tax	—	—	—	(112)	—	—	(112)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—
Net other comprehensive loss, net of tax	—	—	—	(112)	—	—	(112)
Balance, December 31, 2016	—	$—	$392,608	$(112)	$35,495	$—	$427,991
Capital contributions from Two Harbors Investment Corp.	—	—	254,785	—	—	—	254,785
Distributions to Two Harbors Investment Corp.	—	—	(308)	—	(60,000)	—	(60,308)
Net income	—	—	—	—	53,305	—	53,305
Other comprehensive income before reclassifications, net of tax	—	—	—	112	—	—	112
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—
Net other comprehensive income, net of tax	—	—	—	112	—	—	112
Issuance of common stock, net of offering costs	43,071,000	431	181,533	—	—	—	181,964
Common dividends declared	—	—	—	—	—	(30,265)	(30,265)
Preferred dividends declared	—	—	—	—	—	(50)	(50)
Non-cash equity award compensation	164,103	1	1,086	—	—	—	1,087
Balance, December 31, 2017	43,235,103	$432	$829,704	$—	$28,800	$(30,315)	$828,621
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2017	2016	2015 ⁽¹⁾
Cash Flows From Operating Activities:
Net income	$53,305	$35,357	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(7,963)	(7,244)	(468)
Amortization of deferred debt issuance costs	4,573	1,375	53
Realized gains on sales of loans held-for-investment	—	—	(181)
Equity based compensation	1,087	—	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(3,360)	(2,178)	(1,567)
Increase in deferred debt issuance costs	(11,054)	(2,163)	(1,630)
Increase in prepaid expenses	(390)	—	—
Increase in other assets	(5,072)	(5,431)	(2,309)
Increase in accrued interest payable	2,464	582	73
Increase (decrease) in unearned interest income	54	(12)	155
(Decrease) increase in income taxes payable	—	(70)	70
(Decrease) increase in other payables to affiliates	(21,460)	13,173	8,287
Increase (decrease) in other liabilities	6,258	(47)	606
Increase in 10% cumulative redeemable preferred stock	1,000	—	—
Net cash provided by operating activities	19,442	33,342	3,227
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(1,032,478)	(775,731)	(584,127)
Proceeds from sales of loans held-for-investment	—	—	1,979
Proceeds from repayment of loans held-for-investment	100,466	1,377	104
Purchases of available-for-sale securities	—	—	(15,000)
Principal payments on available-for-sale securities	—	2,202	—
Purchases of held-to-maturity securities	—	—	(63,500)
Principal payments on held-to-maturity securities	6,083	15,008	240
Decrease (increase) in due from counterparties	249	(249)	—
Net cash used in investing activities	$(925,680)	$(757,393)	$(660,304)
____________________

(1)	Commenced operations on January 7, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2017	2016	2015 ⁽¹⁾
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	1,735,685	998,698	242,523
Principal payments on repurchase agreements	(665,244)	(606,880)	(183,174)
Proceeds from convertible senior notes	121,288	—	—
Proceeds from note payable to affiliate	110,653	437,888	167,262
Repayment of note payable to affiliate	(704,285)	(11,518)	—
Proceeds from issuance of common stock, net of offering costs	181,964	—	—
Proceeds from capital contribution from Two Harbors Investment Corp.	254,785	10,000	486,804
Payments for distributions of capital to Two Harbors Investment Corp.	(60,308)	(104,196)	—
Dividends paid on preferred stock	(25)	—	—
Dividends paid on common stock	(13,836)	—	—
Net cash provided by financing activities	960,677	723,992	713,415
Net increase (decrease) in cash, cash equivalents and restricted cash	54,439	(59)	56,338
Cash, cash equivalents, and restricted cash at beginning of period	56,279	56,338	—
Cash, cash equivalents, and restricted cash at end of period	$110,718	$56,279	$56,338
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$39,999	$10,448	$403
Cash (received) paid for taxes	$(4)	$64	$—
Noncash Activities:
Acquisition of TH Commercial Holdings LLC from Two Harbors Investment Corp. in exchange for common and preferred shares (See Note 1)	$651,000	$—	$—
Dividends declared but not paid at end of period	$16,454	$—	$—
____________________

(1)	Commenced operations on January 7, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. The Company is externally managed by Pine River Capital Management L.P., or PRCM. The Company’s common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”.
The Company was incorporated on April 7, 2017 and commenced operations as a publicly traded company on June 28, 2017, upon completion of an initial public offering, or the IPO. Concurrently with the closing of the IPO, the Company completed a formation transaction, or the Formation Transaction, pursuant to which the Company acquired the equity interests in TH Commercial Holdings LLC, or the Predecessor, from Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust (NYSE: TWO). In exchange, the Company issued 33,071,000 shares of its common stock, representing approximately 76.5% of its outstanding common stock after the IPO, and 1,000 shares of its 10% cumulative redeemable preferred stock to Two Harbors. Upon the completion of the Formation Transaction, the Predecessor became the Company’s wholly owned indirect subsidiary. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of the Company’s common stock it had acquired in connection with the Formation Transaction, allowing the Company’s market capitalization to be fully floating.
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or U.S. GAAP.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of allowances for loan losses and impairments and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Significant Accounting Policies
Formation Transaction
On June 28, 2017, the Company completed the Formation Transaction, through which the Company acquired the equity interests in the Predecessor from Two Harbors. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, the Predecessor is considered the acquiring or surviving entity, meaning the historical assets and liabilities of TH Commercial Holdings LLC included in the consolidated balance sheets are recorded at the Predecessor’s historical carryover cost basis. As a result of the Formation Transaction, the Company is considered a continuation of the Predecessor’s business operations and its historical results of operations and cash flows are included in the Company’s consolidated financial statements. In consideration for the contribution, Two Harbors received 33,071,000 shares of the Company’s common stock and 1,000 shares of cumulative redeemable preferred stock with an aggregate liquidation preference of $1,000 per share.
Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The trust is considered a VIE for financial reporting purposes and, thus, is reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The underlying loan is classified as loans held-for-investment on the consolidated balance sheets. The loan is legally isolated from the Company and has been structured to be beyond the reach of creditors of the Company. Interest income on loans held-for-investment is recorded on the consolidated statements of comprehensive income.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

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
Deferred Debt Issuance Costs
Because the outstanding balance of the Company’s repurchase agreement facilities may fluctuate as the Company borrows and repays amounts, the Company presents unamortized deferred debt issuance costs related to these credit facilities as an asset on its consolidated balance sheets. Amortization of deferred debt issuance costs over the term of the related repurchase facility is reported within interest expense on repurchase agreements on the consolidated statements of comprehensive income.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Convertible Senior Notes
Convertible senior notes include unsecured convertible debt that are carried at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s consolidated balance sheet. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock. Amortization of deferred debt issuance costs over the term of the notes is reported within interest expense on convertible senior notes on the consolidated statements of comprehensive income.
Note Payable to Affiliate
During the years ended December 31, 2017 and 2016, the Company financed certain of its loans held-for-investment through a revolving note payable to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During the year ended December 31, 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to its repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full.
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
The Company assesses its tax positions for all open tax years (2015 and 2016) and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and other expense, respectively, in its consolidated statements of comprehensive income. There were no interest or penalties recorded during the periods presented in these financial statements.
The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. Under the TCJA, the Company generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to the Company’s debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Related Party Management Fee and Operating Expenses
The Company does not have any employees and is externally managed by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays PRCM a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 13 - Commitments and Contingencies.
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
Additionally, certain direct and allocated operating expenses paid by PRCM to third-party vendors and by Two Harbors to PRCM Advisers and other third-party vendors are included in the Company’s consolidated statements of comprehensive income.
Preferred Stock
The Company accounts for its preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity. Holders of the Company’s preferred stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the preferred stock has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s consolidated balance sheet as a result of certain redemption requirements or other terms.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period from the date the Company commenced operations as a publicly traded company and completed its IPO and Formation Transaction on June 28, 2017 through December 31, 2017. Prior to its IPO and Formation Transaction, the Company did not have any publicly issued common stock. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. If the assumed conversion of convertible notes into common shares is dilutive, diluted earnings per share is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net income attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count.
Other Comprehensive Income (Loss)
Current period net unrealized gains and losses on AFS securities are reported as components of accumulated other comprehensive income (loss) on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive income.
Equity Incentive Plan
The Company has adopted the 2017 Equity Incentive Plan, or the Plan, to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of PRCM and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 16 - Equity Incentive Plan for further details regarding the Plan.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. The Company presents repurchase agreements subject to master netting arrangements or similar agreements on a gross basis. Regardless of whether or not the Company pledges or receives any cash collateral in accordance with its repurchase agreements, the Company does not offset financial assets and liabilities with the associated cash collateral on its consolidated balance sheets.
The following table presents information about the Company’s repurchase agreements that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Gross amounts of repurchase agreements	$1,521,608	$451,167
Gross amounts offset in the consolidated balance sheets	—	—
Net amounts of repurchase agreements presented in the consolidated balance sheets	1,521,608	451,167
Gross amounts not offset against repurchase agreements in the consolidated balance sheets (1):
Financial instruments	(1,521,608)	(451,167)
Cash collateral received (pledged)	—	—
Net amount	$—	$—
____________________

(1)
Amounts presented are limited in total to the net amount of liabilities presented in the consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to a master netting arrangement or similar agreement. These excess amounts are excluded from the table above, although separately reported within restricted cash or due from counterparties in the Company’s consolidated balance sheets.

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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on AFS and HTM debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, HTM debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its consolidated financial statements, which at the date of adoption, is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Classification of Certain Cash Receipts and Cash Payments and Restricted Cash
In August 2016, the FASB issued ASU No. 2016-15, which clarifies how entities should classify certain cash receipts and cash payments and how the predominance principle should be applied on the statement of cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, but no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. Both ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. Early adoption of these ASUs did not impact the Company’s financial condition or results of operations but impacted the presentation of the statements of cash flows and related footnote disclosures. The Company included restricted cash of $3.0 million, $0.3 million and $0.3 million as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively, with cash and cash equivalents, as shown on the consolidated statements of cash flows.

Note 3. Variable Interest Entities
The Company is the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The trust is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could impact the Company’s consolidated financial statements during subsequent reporting periods.
The following table presents a summary of the assets of the consolidated trust as reported on the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Loans held-for-investment	$45,890	$45,885
Accrued interest receivable	178	162
Total Assets	$46,068	$46,047

The consolidated trust did not have any liabilities reported on the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within available-for-sale securities, at fair value and held-to-maturity securities on the consolidated balance sheets. As of December 31, 2017 and December 31, 2016, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $55.0 million and $60.9 million, respectively.

Note 4. Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The underlying loan held by the trust is consolidated on the Company’s consolidated balance sheet and classified as loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$2,220,361	$88,945	$14,845	$2,324,151
Unamortized (discount) premium	(169)	(9)	—	(178)
Unamortized net deferred origination fees	(19,752)	45	—	(19,707)
Carrying value	$2,200,440	$88,981	$14,845	$2,304,266
Unfunded commitments	$337,623	$1,580	$—	$339,203
Number of loans	53	5	1	59
Weighted average coupon	5.9%	9.7%	8.0%	6.0%
Weighted average years to maturity (1)	2.3	2.0	9.1	2.4

	December 31, 2016
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$1,286,200	$89,993	$—	$1,376,193
Unamortized (discount) premium	(185)	(15)	—	(200)
Unamortized net deferred origination fees	(11,481)	(221)	—	(11,702)
Carrying value	$1,274,534	$89,757	$—	$1,364,291
Unfunded commitments	$170,890	$1,580	$—	$172,470
Number of loans	30	5	—	35
Weighted average coupon	5.1%	8.9%	—%	5.3%
Weighted average years to maturity (1)	2.9	1.4	0.0	2.8
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

(in thousands)	December 31, 2017		December 31, 2016
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Office	$1,223,642	53.1%	$670,527	49.2%
Multifamily	356,016	15.4%	260,684	19.1%
Hotel	274,416	11.9%	90,585	6.6%
Retail	254,786	11.1%	237,414	17.4%
Industrial	195,406	8.5%	105,081	7.7%
Total	$2,304,266	100.0%	$1,364,291	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

(in thousands)	December 31, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Northeast	$896,361	38.9%	$554,467	40.7%
West	509,088	22.1%	248,355	18.2%
Southwest	454,088	19.7%	267,944	19.6%
Southeast	346,623	15.0%	239,195	17.5%
Midwest	98,106	4.3%	54,330	4.0%
Total	$2,304,266	100.0%	$1,364,291	100.0%

At December 31, 2017, the Company pledged loans held-for-investment with a carrying value of $2.2 billion as collateral for repurchase agreements. At December 31, 2016, the Company pledged loans held-for-investment with a carrying value of $1.3 billion as collateral for repurchase agreements and TH Insurance’s FHLB advances. See Note 10 - Repurchase Agreements and Note 12 - Note Payable to Affiliate.
The following table summarizes activity related to loans held-for-investment for the years ended December 31, 2017, 2016 and 2015 (1).

	Year Ended December 31,
(in thousands)	2017	2016	2015 ⁽¹⁾
Balance at beginning of period	$1,364,291	$582,693	$—
Originations, acquisitions and additional fundings	1,048,423	788,285	590,783
Sales	—	—	(1,979)
Repayments	(100,466)	(1,377)	(104)
Net discount accretion (premium amortization)	(5)	263	149
Increase in net deferred origination fees	(15,945)	(12,554)	(6,656)
Amortization of net deferred origination fees	7,968	6,981	319
Realized gains on sales	—	—	181
Allowance for loan losses	—	—	—
Balance at end of period	$2,304,266	$1,364,291	$582,693
____________________

(1)	Commenced operations on January 7, 2015.

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of December 31, 2017 and December 31, 2016:

(dollars in thousands)	December 31, 2017			December 31, 2016
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$414,695	$413,314	7	$353,327	$350,589
2	50	1,840,638	1,822,134	26	1,002,709	993,481
3	3	68,818	68,818	2	20,157	20,221
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total	59	$2,324,151	$2,304,266	35	$1,376,193	$1,364,291

The Company has not recorded any allowances for losses as no loans are past-due and it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the face value and carrying value (which approximates fair value) of AFS securities by collateral type as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Face value	$12,798	$12,798
Gross unrealized gains	—	—
Gross unrealized losses	—	(112)
Carrying value	$12,798	$12,686

On December 31, 2017, all of the Company’s AFS securities had an estimated weighted average life remaining of approximately 9 months.
At December 31, 2017 and December 31, 2016, the Company pledged AFS securities with a carrying value of $12.8 million and $12.7 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
At December 31, 2017, the Company’s AFS securities had a carrying value equal to its face value. At December 31, 2016, AFS securities not deemed to be other than temporarily impaired and in an unrealized loss position for less than twelve consecutive months had a fair market value of $12.7 million and gross unrealized losses of $111,985.
Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the years ended December 31, 2017, 2016 and 2015 as expected cash flows were greater than amortized cost for all AFS securities held.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) in the Company’s consolidated statements of comprehensive income. The Company did not sell any AFS securities during the years ended December 31, 2017, 2016 and 2015.

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Face value	$42,169	$48,252
Unamortized premium (discount)	—	—
Carrying value	$42,169	$48,252

On December 31, 2017, all of the Company’s HTM securities had an estimated weighted average life remaining of approximately 9 months.
At December 31, 2017 and December 31, 2016, the Company pledged HTM securities with a carrying value of $42.2 million and $48.3 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the years ended December 31, 2017, 2016 and 2015, as expected cash flows were greater than amortized cost for all HTM securities held.

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. As of December 31, 2017 and December 31, 2016, the Company had $3.0 million and $0.3 million, respectively, in restricted cash held as collateral for repurchase agreements and by counterparties to support activities related to securities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$107,765	$56,019
Restricted cash	2,953	260
Total cash, cash equivalents and restricted cash	$110,718	$56,279

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Loans held-for-investment	6,880	3,518
Available-for-sale securities	51	46
Held-to-maturity securities	174	181
Total	$7,105	$3,745

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
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the consolidated balance sheet and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified its CMBS AFS as Level 2 fair value assets at December 31, 2017 and December 31, 2016.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its consolidated balance sheets.

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,798	$—	$12,798
Total assets	$—	$12,798	$—	$12,798

	Recurring Fair Value Measurements
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,686	$—	$12,686
Total assets	$—	$12,686	$—	$12,686

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the years ended December 31, 2017 and 2016.
Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets, for which fair value can be estimated.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

•
The carrying value of repurchase agreements and notes payable to affiliates that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2017, the Company held $1.5 billion of repurchase agreements that are considered long-term. The Company’s long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price on December 31, 2017. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$2,304,266	$2,322,259	$1,364,291	$1,375,437
Available-for-sale securities	$12,798	$12,798	$12,686	$12,686
Held-to-maturity securities	$42,169	$42,797	$48,252	$47,779
Cash and cash equivalents	$107,765	$107,765	$56,019	$56,019
Restricted cash	$2,953	$2,953	$260	$260
Liabilities
Repurchase agreements	$1,521,608	$1,521,608	$451,167	$451,167
Convertible senior notes	$121,314	$125,750	$—	$—
Note payable to affiliate	$—	$—	$593,632	$593,632

Note 10. Repurchase Agreements
As of December 31, 2017 and December 31, 2016, the Company had outstanding $1.5 billion and $0.5 billion of repurchase agreements with a weighted average borrowing rate of 3.78% and 3.16% and weighted average remaining maturities of 1.8 and 1.3 years, respectively.
At December 31, 2017 and December 31, 2016, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Short-term	$56,546	$265,533
Long-term	1,465,062	185,634
Total	$1,521,608	$451,167

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

At December 31, 2017 and December 31, 2016, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2017			December 31, 2016
	Collateral Type			Collateral Type
(in thousands)	Commercial Loans	CMBS (1)	Total Amount Outstanding	Commercial Loans	CMBS (1)	Total Amount Outstanding
Within 30 days	$22,032	$—	$22,032	$21,933	$—	$21,933
30 to 59 days	—	34,514	34,514	—	37,110	37,110
60 to 89 days	—	—	—	—	—	—
90 to 119 days	—	—	—	—	—	—
120 to 364 days	—	—	—	206,490	—	206,490
One year and over	1,465,062	—	1,465,062	185,634	—	185,634
Total	$1,487,094	$34,514	$1,521,608	$414,057	$37,110	$451,167
Weighted average borrowing rate	3.78%	3.77%	3.78%	3.14%	3.31%	3.16%
____________________

(1)	Includes both AFS securities and HTM securities sold under agreements to repurchase.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2017	December 31, 2016
Loans held-for-investment	$2,202,049	$600,634
Available-for-sale securities, at fair value	12,798	12,686
Held-to-maturity securities	42,169	48,252
Restricted cash	565	—
Due from counterparties	—	249
Total	$2,257,581	$661,821

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to credit or market events, depending on the agreement, would require the Company to fund margin calls or repurchase the underlying collateral.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2017 and December 31, 2016:

	December 31, 2017				December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$425,539	$250,543	30%	2.49	$185,634	$62,715	15%	2.13
Wells Fargo Bank	424,882	128,644	16%	1.49	—	—	—%	0.00
JPMorgan Chase Bank	285,457	215,068	26%	1.32	204,679	104,380	24%	0.78
Goldman Sachs Bank	252,734	86,091	10%	1.33	—	—	—%	0.00
All other counterparties (2)	132,996	59,645	7%	2.08	60,854	45,624	11%	0.54
Total	$1,521,608	$739,991			$451,167	$212,719
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities sold under agreements to repurchase, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with two other counterparties and one other counterparty as of December 31, 2017 and December 31, 2016, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Convertible Senior Notes
On December 12, 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $121.3 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2017, the notes had a conversion rate of 50.0000 shares of common stock per $1,000 principal amount of the notes. The outstanding amount due on the convertible senior notes as of December 31, 2017 was $121.3 million, net of deferred issuance costs. In addition, nearly $19 million in notes were issued in connection with the exercise of the initial purchaser’s option in January 2018.

Note 12. Note Payable to Affiliate
During the years ended December 31, 2017 and 2016, the Company financed certain of its loans held-for-investment through a revolving note payable to TH Insurance. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During the year ended December 31, 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to its repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full.
As of December 31, 2016, the total outstanding note payable to TH Insurance was $593.6 million with an interest rate of 0.85%. Additionally, as of December 31, 2016, $709.0 million of loans held-for-investment were pledged as collateral for the future payment obligations of TH Insurance’s FHLB advances. The FHLB retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would have required the Company to provide additional collateral.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 13. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2017:
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
The initial term of the management agreement expires on June 28, 2020, and thereafter will automatically renew for successive one-year terms annually until terminated in accordance with the terms of the agreement. Upon termination of the management agreement by the Company without cause or by PRCM due to the Company’s material breach of the management agreement, the Company is required to pay a termination fee equal to three times the sum of the average annual base management fee and average annual incentive compensation, in each case earned by PRCM during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Employment contracts. The Company does not directly employ any personnel. Instead, the Company relies on the resources of PRCM and its affiliates to conduct the Company’s operations.
Operating leases. As of December 31, 2017, the Company was obligated under non-cancelable operating leases for office space. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2017 were as follows:

(in thousands)
Year	Minimum Payment
2018	$614
2019	154
2020	—
2021	—
2022	—
Thereafter	—
Total	$768

Expenses under the lease agreements were $0.6 million, $0.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2017.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial mortgage loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of December 31, 2017 and December 31, 2016, the Company had unfunded commitments of $339.2 million and $172.5 million on loans held-for-investment with expirations dates within the next three years.

Note 14. Preferred Stock
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
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the year ended December 31, 2017, the Company declared dividends to the preferred stockholder of $50,556.

Note 15. Stockholders’ Equity
Common Stock
On June 28, 2017, the Company completed an IPO of 10,000,000 shares of its common stock at a price of $19.50 per share, for gross proceeds of $195.0 million. Net proceeds to the Company were approximately $181.9 million, after accounting for issuance costs of approximately $13.1 million. Concurrently with the closing of the IPO, the Company issued 33,071,000 shares of its common stock to Two Harbors in exchange for the equity interests in the Predecessor, which became the Company’s wholly owned indirect subsidiary as a result of the transaction. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of the Company’s common stock it had acquired in connection with the Formation Transaction, allowing the Company’s market capitalization to be fully floating.
As of December 31, 2017, the Company had 43,235,103 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding from December 31, 2016 through December 31, 2017:

Number of common shares
Common shares outstanding, December 31, 2016	—
Issuance of common stock	43,071,000
Issuance of restricted stock (1)	164,103
Common shares outstanding, December 31, 2017	43,235,103
____________________

(1)	Represents shares of restricted stock granted under the 2017 Equity Incentive Plan, of which 150,000 restricted shares remained subject to vesting requirements at December 31, 2017.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the year ended December 31, 2017:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income at December 31, 2017 and December 31, 2016 was as follows:

(in thousands)	December 31, 2017	December 31, 2016
Available-for-sale securities
Unrealized gains	$—	$—
Unrealized losses	—	(112)
Accumulated other comprehensive income (loss)	$—	$(112)

Reclassifications out of Accumulated Other Comprehensive Income
The Company did not record any reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2017, 2016 and 2015.

Note 16. Equity Incentive Plan
The Company’s Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of PRCM and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including personnel of PRCM and its affiliates, to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Company’s Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,242,306  shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the date that such Plan was initially approved by the Company’s board of directors. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

During the year ended December 31, 2017, the Company granted 14,103 shares of common stock to its independent directors pursuant to the Company’s 2017 Equity Incentive Plan, or the Plan. The estimated fair value of these awards was $19.47 per share on grant date. For shares granted on June 28, 2017, the estimated fair value of the awards is based on the offering price of the Company’s common stock in connection with its IPO. For shares granted subsequent to the IPO, the estimated fair value of the awards is based on the closing price of the Company’s common stock on the NYSE on such date. All grants vested immediately. No shares were granted to the Company’s independent directors during the years ended December 31, 2016 and 2015.
Additionally, during the year ended December 31, 2017, the Company granted 150,000 shares of restricted common stock to key employees of PRCM and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $19.50 per share on June 28, 2017, the grant date, based on the offering price of the Company’s common stock in connection with its IPO. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of December 31, 2017 was $17.74 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement. No shares were granted to the employees of PRCM and its affiliates during the years ended December 31, 2016 and 2015.
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	164,103	19.50	—	—
Vested	(14,103)	(19.47)	—	—
Forfeited	—	—	—	—
Outstanding at End of Period	150,000	$19.50	—	$—

For the year ended December 31, 2017, the Company recognized compensation related to restricted common stock of $1.1 million.

Note 17. Income Taxes
The recently enacted tax law informally known as the Tax Cuts and Jobs Act (or, the TCJA) significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. These changes include, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. The Company has completed its determination of the accounting implications of the TCJA on its tax accruals, and there is no impact recorded to the 2017 financial statements. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While we do not anticipate a material effect on our operations, we continue to analyze and monitor the application of the TCJA to our businesses, our peers and the economic environment.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2017, 2016 and 2015 (1):

	Year Ended December 31,
(in thousands)	2017	2016	2015 ⁽¹⁾
Current tax (benefit) provision:
Federal	$(6)	$(14)	$70
State	2	3	—
Total current tax benefit	(4)	(11)	70
Deferred tax provision	—	—	—
Total (benefit from) provision for income taxes	$(4)	$(11)	$70
____________________

(1)	Commenced operations on January 7, 2015.

The Company’s taxable income before dividend distributions differs from its pre-tax net income for U.S. GAAP purposes primarily due differences in timing of income recognition due to market discount, and original issue discount and the calculations surrounding each. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company assumes it will retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2017, 2016 and 2015 (1):

	Year Ended
	December 31,
	2017		2016		2015 ⁽¹⁾
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$18,656	35%	$12,371	35%	$73	35%
State taxes, net of federal benefit, if applicable	1	—%	2	—%	—	—%
Permanent differences in taxable income from GAAP net income	12	—%	(9)	—%	—	—%
Dividends paid deduction	(18,673)	(35)%	(12,375)	(35)%	(3)	(1)%
(Benefit from) provision for income taxes/ Effective Tax Rate(2)	$(4)	—%	$(11)	—%	$70	34%
____________________

(1)	Commenced operations on January 7, 2015.

(2)	The (benefit from) provision for income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from GAAP net income attributable to common stockholders in the years ended December 31, 2017, 2016 and 2015 were primarily due a recurring difference in compensation expense related to restricted stock dividends.
The Company’s consolidated balance sheets, as of December 31, 2017 and December 31, 2016 contain the following current tax assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2017	December 31, 2016
Income taxes receivable
Federal income taxes receivable	$6	$5
State and local income taxes receivable	—	—
Income taxes receivable, net	$6	$5

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

Note 18. Earnings Per Share
The Company has calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. The Company has defined the post-formation period to be the period from the date the Company commenced operations as a publicly traded company on June 28, 2017 through December 31, 2017, or 187 days of activity. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period.
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
(in thousands, except share data)	2017	2016	2015
Numerator:
Net income attributable to common stockholders	$25,773	$—	$—
Denominator:
Weighted average common shares outstanding	43,084,671	—	—
Weighted average restricted stock shares	150,000	—	—
Basic and diluted weighted average shares outstanding	43,234,671	—	—
Basic and Diluted Earnings Per Share	$0.60	$—	$—

For the year ended December 31, 2017, 668,449 common shares related to the assumed conversion of the Company’s convertible senior notes were antidilutive and excluded from the calculation of diluted earnings per share.

Note 19. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
The Company does not have any employees and is externally managed by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays PRCM a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. The Company incurred $6.3 million as a management fee to PRCM for the year ended December 31, 2017. See further discussion of the base management fee and incentive fee calculations in Note 13 - Commitments and Contingencies.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its adjusted equity on an annualized basis. The Predecessor was allocated management fees incurred by Two Harbors of $3.4 million, $7.2 million and $1.2 million for the years ended December 31, 2017, December 31, 2016 and 2015, respectively.
During the year ended December 31, 2017, the Company reimbursed PRCM for certain direct and allocated costs incurred by PRCM on behalf of the Company. These direct and allocated costs totaled approximately $2.2 million. In addition, during the years ended December 31, 2017, 2016, and 2015, certain direct and allocated operating expenses were paid by Two Harbors to PRCM Advisers and other third-party vendors and included in the Company’s consolidated statements of comprehensive income. These direct and allocated costs totaled approximately $4.5 million, $6.9 million and $7.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Expenses during the period may have been different had the Predecessor not been a subsidiary of Two Harbors during those periods. At December 31, 2017 and December 31, 2016, the Company had outstanding payables to Two Harbors of $0.1 million and $21.2 million, respectively.
The Company has contractual relationships with the majority of its third-party vendors and pays those vendors directly. The Company will continue to have certain costs allocated to it by PRCM under the management agreement for compensation, data services, technology and certain office lease payments.
The Company recognized $1.1 million of compensation during the year ended December 31, 2017 related to restricted common stock issued to employees of PRCM and the Company’s independent directors pursuant to the Plan. See Note 16 - Equity Incentive Plan for additional information.
During the years ended December 31, 2017 and 2016, the Company financed certain of its loans held-for-investment through a revolving note payable to TH Insurance. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During the year ended December 31, 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to its repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full. As of December 31, 2016, the total outstanding note payable to TH Insurance was $593.6 million with an interest rate of 0.85%.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.

Note 20. Subsequent Events
Events subsequent to December 31, 2017, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 21. Quarterly Financial Data - Unaudited

	2017 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$23,818	$26,100	$30,864	$37,055
Total interest expense	6,106	7,773	12,497	16,087
Net interest income	17,712	18,327	18,367	20,968
Total expenses	4,257	4,132	6,851	6,833
Provision for (benefit from) income taxes	1	(2)	(2)	(1)
Dividends on preferred stock	—	—	25	25
Net income	$13,454	$14,197	$11,493	$14,111
Basic and diluted earnings per weighted average common share (See Note 18)	$—	$—	$0.27	$0.33
Basic and diluted weighted average number of shares of common stock	—	43,234,205	43,234,254	43,235,103

	2016 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$11,341	$13,550	$16,152	$19,785
Total interest expense	1,451	2,576	3,024	3,978
Net interest income	9,890	10,974	13,128	15,807
Total other income	5	21	15	162
Total expenses	3,961	3,158	3,555	3,982
Benefit from income taxes	(6)	(1)	(2)	(2)
Dividends on preferred stock	—	—	—	—
Net income	$5,940	$7,838	$9,590	$11,989
Basic and diluted earnings per weighted average common share	$—	$—	$—	$—
Basic and diluted weighted average number of shares of common stock	—	—	—	—

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2017
(dollars in thousands)

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Loans held-for-investment
Office/Northeast	L+4.45%	10/2020	IO	$—	$107,500	$105,970	$—
Office/Diversified US	L+4.45%	8/2020	P&I	—	102,198	101,195	—
Retail-Mixed-Use/Southwest	L+4.20%	12/2019	P&I	—	120,000	120,000	—
Retail/West	L+3.42%	10/2018	IO	—	105,000	105,000	—
Office/Northeast	L+4.10%	5/2021	P&I	—	70,435	69,497	—
Industrial/Northeast	L+4.75%	4/2019	IO	—	82,000	81,614	—
Office/Southeast	L+4.37%	10/2020	P&I	—	77,517	76,881	—
Office/Northeast	L+4.07%	10/2021	IO	—	43,305	42,828	—
Hotel/Southwest	L+4.45%	12/2020	IO	—	65,800	64,584	—
Office/West	L+4.89%	11/2019	IO	—	42,710	42,370	—
Retail/West	L+4.49%	7/2020	P&I	—	52,474	52,193	—
Office/West	L+4.10%	12/2020	IO	—	60,798	59,910	—
Office/Southeast	L+4.11%	1/2021	P&I	—	62,275	60,931	—
Office/Northeast	L+4.20%	12/2018	IO	—	58,717	58,689	—
Industrial/West	L+4.50%	1/2020	IO	—	39,495	39,073	—
Office/Southeast	L+4.75%	2/2021	P&I	—	53,260	52,704	—
Office/Northeast	L+4.95%	9/2020	P&I	—	47,241	46,729	—
Office/Northeast	L+4.55%	12/2019	P&I	—	43,369	43,171	—
Industrial/Northeast	L+4.38%	10/2020	IO	—	51,500	50,837	—
Hotel/West	L+4.70%	5/2020	IO	—	36,000	35,582	—
Office/Northeast	L+4.65%	1/2020	IO	—	48,661	48,660	—
Office/Southwest	L+4.30%	3/2019	IO	—	43,918	43,734	—
Office-Mixed-Use/Northeast	L+4.38%	1/2021	IO	—	28,000	27,425	—
Hotel/Diversified US	L+6.75%	1/2020	IO	285,000	45,900	45,890	—
Office/Northeast	L+4.60%	11/2018	IO	—	37,506	37,298	—
Hotel/West	L+4.50%	7/2020	IO	—	45,000	44,468	—
Multifamily/Southwest	L+4.52%	9/2020	IO	—	22,548	22,123	—
Multifamily/Southwest	L+4.05%	1/2019	P&I	—	43,500	43,500	—
Multifamily/Midwest	L+4.24%	11/2020	IO	—	40,000	39,593	—
Office/Northeast	L+4.20%	9/2020	IO	—	40,000	39,582	—
Office/West	L+3.90%	1/2021	IO	—	31,478	30,978	—
Multifamily/Northeast	L+4.27%	12/2019	IO	—	34,400	33,996	—
Office/Southwest	L+5.00%	5/2020	IO	—	28,249	27,828	—
Office/Southwest	L+4.05%	10/2020	IO	—	21,895	21,568	—
Multifamily/Midwest	L+4.80%	2/2019	P&I	—	33,109	32,966	—
Office/Southwest	L+4.40%	5/2020	IO	—	22,487	22,189	—
Office/Northeast	5.11%	3/2026	P&I	—	33,800	33,631	—
Office/West	L+4.55%	10/2019	IO	—	26,551	26,356	—
Multifamily/Northeast	L+4.10%	7/2020	IO	—	30,000	29,721	—
Office/Southeast	L+4.57%	5/2021	P&I	—	26,087	25,811	—

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Hotel/Northeast	L+4.90%	9/2020	IO	—	23,500	23,196	—
Office/West	L+4.20%	8/2020	IO	—	21,800	21,519	—
Industrial/Northeast	L+5.15%	9/2020	P&I	—	24,000	23,882	—
Multifamily/Southeast	L+4.57%	8/2019	P&I	—	22,162	21,982	—
Hotel/Midwest	L+4.99%	11/2018	IO	—	22,974	22,917	—
Office/Northeast	L+4.77%	8/2020	IO	—	14,209	13,992	—
Multifamily/Southeast	L+4.15%	7/2020	IO	—	17,155	16,946	—
Multifamily/Southeast	L+5.25%	8/2020	IO	—	14,979	14,725	—
Multifamily/Northeast	L+4.85%	11/2019	IO	—	17,061	16,866	—
Multifamily/Southeast	L+4.05%	9/2018	P&I	—	19,825	19,815	—
Multifamily/Southeast	L+5.25%	8/2018	P&I	—	19,288	19,288	—
Retail/Southwest	L+4.80%	1/2021	P&I	—	18,974	18,737	—
Office/West	L+5.90%	1/2020	IO	—	12,251	12,095	—
Hotel/Southeast	L+8.75%	8/2018	IO	98,500	17,000	17,000	—
Hotel/West	8.00%	2/2027	P&I	—	14,845	14,845	—
Multifamily/Northeast	L+4.62%	6/2019	IO	—	13,400	13,295	—
Office/Northeast	L+12.25%	7/2018	IO	45,100	10,257	10,257	—
Office/Southeast	L+9.50%	8/2020	IO	45,303	9,900	9,900	—
Hotel/Northeast	13.00%	11/2025	P&I	59,000	5,888	5,934	—
Total loans held-for-investment				$532,903	$2,324,151	$2,304,266	$—
____________________

(1)
Based on contractual maturity date. Certain commercial mortgage loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.

(2)
Principal and interest (“P&I”); Interest-only (“IO”). Certain commercial mortgage loans labeled as P&I are non-amortizing until a specific date when they begin amortizing P&I, as stated in the loan agreements.

(3)	Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2017.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2017 and 2016. We also retained EY, as well as other accounting and consulting firms, to provide various other services during the years ended December 31, 2017 and 2016. Audit and audit-related fees of the Predecessor were incurred and paid by Two Harbors Investment Corp. as part of the formation transaction.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
Audit fees (1)	$798,920	$—
Audit-related fees (2)	—	—
Tax fees (3)	107,150	17,311
Total principal accountant fees	$906,070	$17,311
____________________

(1)
Audit fees pertain to the audit of our annual Consolidated Financial Statements, including review of the interim financial statements contained in our Quarterly Reports on Form 10-Q, comfort letters to underwriters in connection with our registration statements and common stock offerings, attest services, consents to the incorporation of the EY audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

(2)
Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews and consultation concerning financial accounting and reporting standard.

(3)
Tax fees pertain to services performed for tax compliance, including REIT compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax-payment planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

The services performed by EY in 2017 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 68 through 74 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 99 through 100 of this Annual Report on Form 10-K.
All other consolidated financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
(3)Exhibits:
The exhibits listed on the accompanying Exhibits Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary
None.

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

4.2
Indenture, dated as of December 12, 2017, between Granite Point Mortgage Trust Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K file with the SEC on December 12, 2017).

4.3
Supplemental Indenture, dated as of December 12, 2017, between Granite Point Mortgage Trust Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K file with the SEC on December 12, 2017).

10.1
Management Agreement, dated as of June 28, 2017, between Granite Point Mortgage Trust Inc. and Pine River Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).

10.2
Director Designation Agreement, dated as of June 14, 2017, between Granite Point Mortgage Trust Inc. and Two Harbors Investment Corp. (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

10.3*
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

10.9
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.10
Amendment No. 1 to Master Repurchase Agreement, dated as of June 28, 2017, by and between JPMorgan Chase Bank, National Association and TH Commercial JPM LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

Exhibit Number	Exhibit Index
10.11
Master Repurchase and Securities Contract Agreement, dated as of May 2, 2017, between TH Commercial GS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.12
First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.13
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

10.15
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

21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	March 16, 2018	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each of the undersigned hereby appoints John A. Taylor and Marcin Urbaszek, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2018
John A. Taylor

/s/ Marcin Urbaszek	Chief Financial Officer (principal accounting and financial officer)	March 16, 2018
Marcin Urbaszek

/s/ Brian C. Taylor	Chairman of the Board of Directors	March 16, 2018
Brian C. Taylor

/s/ Tanuja M. Dehne	Director	March 16, 2018
Tanuja M. Dehne

/s/ Martin A. Kamarck	Director	March 16, 2018
Martin A. Kamarck

/s/ Stephen G. Kasnet	Director	March 16, 2018
Stephen G. Kasnet

/s/ William Roth	Director	March 16, 2018
William Roth

/s/ W. Reid Sanders	Director	March 16, 2018
W. Reid Sanders

/s/ Thomas E. Siering	Director	March 16, 2018
Thomas E. Siering

/s/ Hope B. Woodhouse	Director	March 16, 2018
Hope B. Woodhouse