Form 10-Q
period 2018-03-31
Granite Point Mortgage Trust Inc.
filed 2018-05-10
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2018

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
As of May 9, 2018 there were 43,437,059 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Loans held-for-investment	$2,364,647	$2,304,266
Available-for-sale securities, at fair value	12,814	12,798
Held-to-maturity securities	37,376	42,169
Cash and cash equivalents	72,070	107,765
Restricted cash	4,998	2,953
Accrued interest receivable	7,641	7,105
Deferred debt issuance costs	7,468	8,872
Prepaid expenses	198	390
Other assets	13,507	12,812
Total Assets (1)	$2,520,719	$2,499,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,524,456	$1,521,608
Convertible senior notes	139,745	121,314
Accrued interest payable	5,280	3,119
Unearned interest income	57	197
Dividends payable	16,588	16,454
Other liabilities	6,237	6,817
Total Liabilities	1,692,363	1,669,509
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 43,437,059 and 43,235,103 shares issued and outstanding, respectively	434	432
Additional paid-in capital	830,366	829,704
Accumulated other comprehensive income	16	—
Cumulative earnings	43,386	28,800
Cumulative distributions to stockholders	(46,846)	(30,315)
Total Stockholders’ Equity	827,356	828,621
Total Liabilities and Stockholders’ Equity	$2,520,719	$2,499,130
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs. At March 31, 2018 and December 31, 2017, assets of the VIEs totaled $0 and $46,068, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans held-for-investment	$38,793	$22,638
Available-for-sale securities	272	246
Held-to-maturity securities	885	932
Cash and cash equivalents	27	2
Total interest income	39,977	23,818
Interest expense:
Repurchase agreements	16,194	4,756
Convertible senior notes	2,179	—
Note payable to affiliate	—	1,350
Interest expense	18,373	6,106
Net interest income	21,604	17,712
Other income:
Fee income	882	—
Total other income	882	—
Expenses:
Management fees	3,209	1,662
Servicing expenses	458	322
General and administrative expenses	4,232	2,273
Total expenses	7,899	4,257
Income before income taxes	14,587	13,455
Provision for income taxes	1	1
Net income	14,586	13,454
Dividends on preferred stock	25	—
Net income attributable to common stockholders	$14,561	$13,454
Basic earnings per weighted average common share (See Note 17)	$0.34	$—
Diluted earnings per weighted average common share (See Note 17)	$0.33	$—
Dividends declared per common share	$0.38	$—
Weighted average number of shares of common stock outstanding:
Basic	43,374,228	—
Diluted	50,467,978	—

Comprehensive income:
Net income attributable to common stockholders	$14,561	$13,454
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	16	80
Other comprehensive income	16	80
Comprehensive income attributable to common stockholders	$14,577	$13,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, December 31, 2016	—	$—	$392,608	$(112)	$35,495	$—	$427,991
Net income	—	—	—	—	13,454	—	13,454
Other comprehensive income before reclassifications, net of tax	—	—	—	80	—	—	80
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—
Net other comprehensive income, net of tax	—	—	—	80	—	—	80
Balance, March 31, 2017	—	$—	$392,608	$(32)	$48,949	$—	$441,525

Balance, December 31, 2017	43,235,103	$432	$829,704	$—	$28,800	$(30,315)	$828,621
Net income	—	—	—	—	14,586	—	14,586
Other comprehensive income before reclassifications, net of tax	—	—	—	16	—	—	16
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—
Net other comprehensive income, net of tax	—	—	—	16	—	—	16
Common dividends declared	—	—	—	—	—	(16,506)	(16,506)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	201,956	2	662	—	—	—	664
Balance, March 31, 2018	43,437,059	$434	$830,366	$16	$43,386	$(46,846)	$827,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$14,586	$13,454
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(2,707)	(2,424)
Amortization of deferred debt issuance costs	184	552
Equity based compensation	664	—
Depreciation of fixed assets	1	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(536)	(742)
Decrease in prepaid expenses	192	—
Increase in other assets	(696)	(724)
Increase in accrued interest payable	2,161	322
Decrease in unearned interest income	(140)	(143)
Increase in other payables to affiliates	—	4,055
Decrease in other liabilities	(580)	(135)
Net cash provided by operating activities	13,129	14,215
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(154,101)	(137,445)
Proceeds from repayment of loans held-for-investment	96,427	1,194
Principal payments on held-to-maturity securities	4,793	2,615
Increase in due from counterparties	—	(207)
Net cash used in investing activities	(52,881)	(133,843)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	140,731	193,027
Principal payments on repurchase agreements	(137,883)	(107,973)
Proceeds from convertible senior notes	18,247	—
Proceeds from note payable to affiliate	—	17,338
Repayment of note payable to affiliate	—	(1,300)
Decrease (increase) in deferred debt issuance costs	1,404	(866)
Dividends paid on preferred stock	(25)	—
Dividends paid on common stock	(16,372)	—
Net cash provided by financing activities	6,102	100,226
Net decrease in cash, cash equivalents and restricted cash	(33,650)	(19,402)
Cash, cash equivalents and restricted cash at beginning of period	110,718	56,279
Cash, cash equivalents and restricted cash at end of period	$77,068	$36,877
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,212	$5,783
Cash paid for taxes	$1	$3
Noncash Activity:
Dividends declared but not paid at end of period	$16,588	$—
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
The Company has elected to be treated as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated one of its subsidiaries as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2018 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2018 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of allowances for loan losses and impairments and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2018.
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
The following table presents information about the Company’s repurchase agreements that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Gross amounts of repurchase agreements	$1,524,456	$1,521,608
Gross amounts offset in the consolidated balance sheets	—	—
Net amounts of repurchase agreements presented in the consolidated balance sheets	1,524,456	1,521,608
Gross amounts not offset against repurchase agreements in the consolidated balance sheets (1):
Financial instruments	(1,524,456)	(1,521,608)
Cash collateral received (pledged)	—	—
Net amount	$—	$—
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

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
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015 deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. The Company has evaluated the new guidance and determined that interest income and gains and losses on financial instruments are outside the scope of ASC 606, Revenues from Contracts with Customers. As a result, the adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on available-for-sale, or AFS, and held-to-maturity, or HTM, debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, HTM debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its condensed consolidated financial statements, which at the date of adoption, is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

Note 3. Variable Interest Entities
As of December 31, 2017, the Company was the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The trust is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. Because the Company had both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidated the trust. The loan held by the trust was repaid during the three months ended March 31, 2018. As a result, the Company no longer consolidates the trust on its condensed consolidated financial statements.
The following table presents a summary of the assets of the trust as consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Loans held-for-investment	$—	$45,890
Accrued interest receivable	—	178
Total Assets	$—	$46,068

The trust did not have any liabilities consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within available-for-sale securities, at fair value and held-to-maturity securities on the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $50.2 million and $55.0 million, respectively.

Note 4. Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Additionally, at December 31, 2017 the Company was the sole certificate holder of a trust entity that held a commercial mezzanine loan. The underlying loan held by the trust was consolidated on the Company’s condensed consolidated balance sheet and classified as loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$2,326,351	$42,764	$14,795	$2,383,910
Unamortized (discount) premium	(164)	—	—	(164)
Unamortized net deferred origination fees	(19,221)	122	—	(19,099)
Carrying value	$2,306,966	$42,886	$14,795	$2,364,647
Unfunded commitments	$313,591	$1,580	$—	$315,171
Number of loans	56	4	1	61
Weighted average coupon	6.2%	11.5%	8.0%	6.3%
Weighted average years to maturity (1)	2.1	1.8	8.8	2.2

	December 31, 2017
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$2,220,361	$88,945	$14,845	$2,324,151
Unamortized (discount) premium	(169)	(9)	—	(178)
Unamortized net deferred origination fees	(19,752)	45	—	(19,707)
Carrying value	$2,200,440	$88,981	$14,845	$2,304,266
Unfunded commitments	$337,623	$1,580	$—	$339,203
Number of loans	53	5	1	59
Weighted average coupon	5.9%	9.7%	8.0%	6.0%
Weighted average years to maturity (1)	2.3	2.0	9.1	2.4
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

(dollars in thousands)	March 31, 2018		December 31, 2017
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Office	$1,308,343	55.4%	$1,223,642	53.1%
Multifamily	318,908	13.5%	356,016	15.4%
Hotel	275,477	11.6%	274,416	11.9%
Retail	258,801	10.9%	254,786	11.1%
Industrial	203,118	8.6%	195,406	8.5%
Total	$2,364,647	100.0%	$2,304,266	100.0%

(dollars in thousands)	March 31, 2018		December 31, 2017
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Northeast	$918,493	38.9%	$896,361	38.9%
West	527,570	22.3%	509,088	22.1%
Southwest	492,563	20.8%	454,088	19.7%
Southeast	363,449	15.4%	346,623	15.0%
Midwest	62,572	2.6%	98,106	4.3%
Total	$2,364,647	100.0%	$2,304,266	100.0%

At March 31, 2018 and December 31, 2017, the Company pledged loans held-for-investment with a carrying value of $2.3 billion and $2.2 billion, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
The following table summarizes activity related to loans held-for-investment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$2,304,266	$1,364,291
Originations, acquisitions and additional fundings	156,186	139,384
Repayments	(96,427)	(1,194)
Net discount accretion (premium amortization)	14	1
Increase in net deferred origination fees	(2,085)	(1,939)
Amortization of net deferred origination fees	2,693	2,423
Allowance for loan losses	—	—
Balance at end of period	$2,364,647	$1,502,966

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018			December 31, 2017
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	7	$445,220	$443,774	6	$414,695	$413,314
2	51	1,868,871	1,851,057	50	1,840,638	1,822,134
3	3	69,819	69,816	3	68,818	68,818
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total	61	$2,383,910	$2,364,647	59	$2,324,151	$2,304,266

The Company has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the face value and carrying value (which approximates fair value) of AFS securities as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Face value	$12,798	$12,798
Gross unrealized gains	16	—
Gross unrealized losses	—	—
Carrying value	$12,814	$12,798

On March 31, 2018, all of the Company’s AFS securities had an estimated weighted average life remaining of approximately 0.5 years.
At March 31, 2018 and December 31, 2017, the Company pledged AFS securities with a carrying value of $12.8 million and $12.8 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
At March 31, 2018, the Company’s AFS securities had a carrying value greater than its face value. At December 31, 2017, the Company’s AFS securities had a carrying value equal to their face value.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for other-than-temporary impairments, or OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three months ended March 31, 2018 and 2017 as expected cash flows were greater than amortized cost for all AFS securities held.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) in the Company’s condensed consolidated statements of comprehensive income. The Company did not sell any AFS securities during the three months ended March 31, 2018 and 2017.

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Face value	$37,376	$42,169
Unamortized premium (discount)	—	—
Carrying value	$37,376	$42,169

On March 31, 2018, all of the Company’s HTM securities had an estimated weighted average life remaining of approximately 0.5 years.
At March 31, 2018 and December 31, 2017, the Company pledged HTM securities with a carrying value of $37.4 million and $42.2 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three months ended March 31, 2018 and 2017, as expected cash flows were greater than amortized cost for all HTM securities held.

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. As of March 31, 2018 and December 31, 2017, the Company had $5.0 million and $3.0 million, respectively, in restricted cash held as collateral for repurchase agreements and by counterparties to support activities related to securities.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$72,070	$107,765
Restricted cash	4,998	2,953
Total cash, cash equivalents and restricted cash	$77,068	$110,718

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Loans held-for-investment	$7,429	$6,880
Available-for-sale securities	53	51
Held-to-maturity securities	159	174
Total	$7,641	$7,105

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the condensed consolidated balance sheet and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified its CMBS AFS as Level 2 fair value assets at March 31, 2018 and December 31, 2017.
Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its condensed consolidated balance sheets.

	Recurring Fair Value Measurements
	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,814	$—	$12,814
Total assets	$—	$12,814	$—	$12,814

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,798	$—	$12,798
Total assets	$—	$12,798	$—	$12,798

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the three months ended March 31, 2018 and 2017.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

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

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2018, the Company held $1.5 billion of repurchase agreements that are considered long-term. The Company’s long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2018. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$2,364,647	$2,390,054	$2,304,266	$2,322,259
Available-for-sale securities	$12,814	$12,814	$12,798	$12,798
Held-to-maturity securities	$37,376	$37,881	$42,169	$42,797
Cash and cash equivalents	$72,070	$72,070	$107,765	$107,765
Restricted cash	$4,998	$4,998	$2,953	$2,953
Liabilities
Repurchase agreements	$1,524,456	$1,524,456	$1,521,608	$1,521,608
Convertible senior notes	$139,745	$141,745	$121,314	$125,750

Note 10. Repurchase Agreements
As of March 31, 2018 and December 31, 2017, the Company had outstanding $1.5 billion and $1.5 billion of repurchase agreements with a weighted average borrowing rate of 4.07% and 3.78% and weighted average remaining maturities of 1.6 and 1.8 years, respectively.
At March 31, 2018 and December 31, 2017, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Short-term	$33,672	$56,546
Long-term	1,490,784	1,465,062
Total	$1,524,456	$1,521,608

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

At March 31, 2018 and December 31, 2017, the repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2018			December 31, 2017
	Collateral Type			Collateral Type
(dollars in thousands)	Commercial Loans	CMBS (1)	Total Amount Outstanding	Commercial Loans	CMBS (1)	Total Amount Outstanding
Within 30 days	$—	$—	$—	$22,032	$—	$22,032
30 to 59 days	—	33,672	33,672	—	34,514	34,514
60 to 89 days	—	—	—	—	—	—
90 to 119 days	—	—	—	—	—	—
120 to 364 days	—	—	—	—	—	—
One year and over	1,490,784	—	1,490,784	1,465,062	—	1,465,062
Total	$1,490,784	$33,672	$1,524,456	$1,487,094	$34,514	$1,521,608
Weighted average borrowing rate	4.07%	4.17%	4.07%	3.78%	3.77%	3.78%
____________________

(1)	Includes both AFS securities and HTM securities sold under agreements to repurchase.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2018	December 31, 2017
Loans held-for-investment	$2,260,515	$2,202,049
Available-for-sale securities, at fair value	12,814	12,798
Held-to-maturity securities	37,376	42,169
Restricted cash	2,613	565
Total	$2,313,318	$2,257,581

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to credit or market events, depending on the agreement, would require the Company to fund margin calls or repurchase the underlying collateral.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$479,210	$276,388	33%	2.25	$425,539	$250,543	30%	2.49
Wells Fargo Bank	396,986	128,094	15%	1.24	424,882	128,644	16%	1.49
JPMorgan Chase Bank	284,562	228,737	28%	1.11	285,457	215,068	26%	1.32
Goldman Sachs Bank	252,734	94,259	11%	1.09	252,734	86,091	10%	1.33
All other counterparties (2)	110,964	64,239	8%	2.25	132,996	59,645	7%	2.08
Total	$1,524,456	$791,717			$1,521,608	$739,991
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities sold under agreements to repurchase, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with one other counterparty and two other counterparties as of March 31, 2018 and December 31, 2017, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Convertible Senior Notes
On December 12, 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. On January 10, 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2018, the notes had a conversion rate of 50.0000 shares of common stock per $1,000 principal amount of the notes. The outstanding amount due on the convertible senior notes as of March 31, 2018 and December 31, 2017 was $139.7 million and $121.3 million, respectively, net of deferred issuance costs.

Note 12. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2018:
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

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
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2018.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial mortgage loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of March 31, 2018 and December 31, 2017, the Company had unfunded commitments of $315.2 million and $339.2 million on loans held-for-investment with expirations dates within the next three years.

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
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the three months ended March 31, 2018, the Company declared dividends to the preferred stockholder of $25,000.

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

As of March 31, 2018, the Company had 43,437,059 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2018 and 2017:

Number of common shares
Common shares outstanding, December 31, 2016	—
Issuance of common stock	—
Issuance of restricted stock (1)	—
Common shares outstanding, March 31, 2017	—

Common shares outstanding, December 31, 2017	43,235,103
Issuance of common stock	—
Issuance of restricted stock (1)	201,956
Common shares outstanding, March 31, 2018	43,437,059
____________________

(1)	Represents shares of restricted stock granted under the 2017 Equity Incentive Plan, of which 351,956 restricted shares remained subject to vesting requirements at March 31, 2018.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock since its IPO and Formation Transaction:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 15, 2018	March 29, 2018	April 18, 2018	$0.38
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2018 and December 31, 2017 was as follows:

(in thousands)	March 31, 2018	December 31, 2017
Available-for-sale securities
Unrealized gains	$16	$—
Unrealized losses	—	—
Accumulated other comprehensive income	$16	$—

Reclassifications out of Accumulated Other Comprehensive Income
The Company did not record any reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2018 and 2017.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

Note 15. Equity Incentive Plan
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
During the three months ended March 31, 2018, the Company granted 201,956 shares of restricted common stock to key employees of PRCM and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $17.33 per share on January 29, 2018, the grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of March 31, 2018 was $16.54 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement. No shares were granted to the employees of PRCM and its affiliates during the three months ended March 31, 2017.
The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	150,000	$19.50	—	$—
Granted	201,956	17.33	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at End of Period	351,956	$18.25	—	$—

For the three months ended March 31, 2018, the Company recognized compensation related to restricted common stock of $0.7 million.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

Note 16. Income Taxes
The recently enacted tax law informally known as the Tax Cuts and Jobs Act, or the TCJA, significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. These changes include, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. The Company has completed its determination of the accounting implications of the TCJA on its tax accruals, and there is no impact recorded to the financial statements. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While we do not anticipate a material effect on our operations, we continue to analyze and monitor the application of the TCJA to our businesses, our peers and the economic environment.
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
The following table summarizes the tax provision recorded at the taxable subsidiary level for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Current tax (benefit) provision:
Federal	$(1)	$(2)
State	2	3
Total current tax provision	1	1
Deferred tax benefit	—	—
Total provision for income taxes	$1	$1

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

Note 17. Earnings Per Share
The Company has calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. The Company has defined the post-formation period to be the period beginning on June 28, 2017, the date the Company commenced operations as a publicly traded company, and thereafter. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands, except share data)	2018	2017
Numerator:
Net income attributable to common stockholders - basic	$14,561	$—
Interest expense attributable to convertible notes (1)	2,171	—
Net income attributable to common stockholders - diluted	$16,732	$—
Denominator:
Weighted average common shares outstanding	43,085,103	—
Weighted average restricted stock shares	289,125	—
Basic weighted average shares outstanding	43,374,228	—
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	7,093,750	—
Diluted weighted average shares outstanding	50,467,978	—
Earnings Per Share
Basic	$0.34	$—
Diluted	$0.33	$—
____________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

Note 18. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
The Company does not have any employees and is externally managed by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays PRCM a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. The Company incurred $3.2 million as a management fee to PRCM for the three months ended March 31, 2018. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies.
Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its adjusted equity on an annualized basis. The Predecessor was allocated management fees incurred by Two Harbors of $1.7 million for the three months ended March 31, 2017.
During the three months ended March 31, 2018, the Company reimbursed PRCM for certain direct and allocated costs incurred by PRCM on behalf of the Company. These direct and allocated costs totaled approximately $1.4 million. In addition, during the three months ended March 31, 2017, certain direct and allocated operating expenses were paid by Two Harbors to PRCM Advisers and other third-party vendors and included in the Company’s condensed consolidated statements of comprehensive income. These direct and allocated costs totaled approximately $2.3 million for the three months ended March 31, 2017. Expenses during the period may have been different had the Predecessor not been a subsidiary of Two Harbors during those periods.
The Company has contractual relationships with the majority of its third-party vendors and pays those vendors directly. The Company will continue to have certain costs allocated to it by PRCM under the management agreement for compensation, data services, technology and certain office lease payments.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements (unaudited)

The Company recognized $0.7 million of compensation during the three months ended March 31, 2018 related to restricted common stock issued to employees of PRCM and the Company’s independent directors pursuant to the Plan. See Note 15 - Equity Incentive Plan for additional information.
During the three months ended March 31, 2017, the Company financed certain of its loans held-for-investment through a revolving note payable to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to its repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.

Note 19. Subsequent Events
On May 9, 2018, the Company announced the closing of GPMT 2018-FL1, an $826 million collateralized loan obligation, or CLO, securitization transaction, which finances interest in 25 of the Company’s senior floating-rate investments. The CLO has an initial advance rate of approximately 80% and a weighted average interest rate at issuance of LIBOR + 1.27%. The net proceeds from the CLO issuance will be used to repay a portion of the outstanding balances on the Company’s repurchase facilities, to re-invest in our target assets and for other general corporate purposes.
Events subsequent to March 31, 2018, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

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
We elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated one of our subsidiaries as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.
Our Portfolio
As of March 31, 2018, our investment portfolio consisted of 61 commercial mortgage loans and two commercial mortgage-backed securities, or CMBS, having an aggregate principal balance of $2.4 billion and $50.2 million, respectively, with an additional $315.2 million of potential future funding obligations, diversified across geographies, property types, structures and credits.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2017, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Most of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight.

During 2017, a portion of our portfolio was financed through a note payable to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, we received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of our loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in our portfolio pledged to the FHLB were released and transitioned to our repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full.
On December 12, 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. On January 10, 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2018, the notes had a conversion rate of 50.0000 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses. We intend to use these proceeds to originate and acquire our target assets and for general corporate purposes.
On May 9, 2018, we announced the closing of GPMT 2018-FL1, an $826 million CLO securitization transaction, which finances interest in 25 of our senior floating-rate investments. The CLO has an initial advance rate of approximately 80% and a weighted average interest rate at issuance of LIBOR + 1.27%. The net proceeds from the CLO issuance will be used to repay a portion of the outstanding balances of our repurchase facilities, to re-invest in our target assets and for other general corporate purposes.
To the extent available in the market, we intend to finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We will continue to actively explore these additional types of funding facilities in order to further diversify our financing sources.
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
Our U.S. GAAP net income attributable to common stockholders was $14.6 million and $13.5 million for the three months ended March 31, 2018 and 2017, respectively. We have calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. We have defined the post-formation period to be the period from the date we commenced operations as a publicly traded company on June 28, 2017 and on. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period. Earnings per share for the three months ended March 31, 2018 was $0.33 per diluted weighted average share.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities do not impact our U.S. GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three months ended March 31, 2018 and 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $15,998 and $79,989, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $14.6 million and $13.5 million, resulted in comprehensive income attributable to common stockholders of $14.6 million and $13.5 million for the three months ended March 31, 2018 and 2017, respectively.

The following tables present the components of our comprehensive income for the three months ended March 31, 2018 and 2017:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2018	2017
Interest income:
Loans held-for-investment	$38,793	$22,638
Available-for-sale securities	272	246
Held-to-maturity securities	885	932
Cash and cash equivalents	27	2
Total interest income	39,977	23,818
Interest expense:
Repurchase agreements	16,194	4,756
Convertible senior notes	2,179	—
Note payable to affiliate	—	1,350
Total interest expense	18,373	6,106
Net interest income	21,604	17,712
Other income:
Fee income	882	—
Total other income	882	—
Expenses:
Management fees	3,209	1,662
Servicing expense	458	322
Other operating expenses	4,232	2,273
Total expenses	7,899	4,257
Income before income taxes	14,587	13,455
Provision for income taxes	1	1
Net income	14,586	13,454
Dividends on preferred stock	25	—
Net income attributable to common stockholders	$14,561	$13,454
Basic earnings per weighted average common share (See Note 17)	$0.34	$—
Diluted earnings per weighted average common share (See Note 17)	$0.33	$—
Dividends declared per common share	$0.38	$—
Weighted average number of shares of common stock outstanding:
Basic	43,374,228	—
Diluted	50,467,978	—

Comprehensive income:
Net income attributable to common stockholders	$14,561	$13,454
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	16	80
Other comprehensive income	16	80
Comprehensive income attributable to common stockholders	$14,577	$13,534

(in thousands)	March 31, 2018	December 31, 2017
Balance Sheet Data:
	(unaudited)
Loans held-for-investment	$2,364,647	$2,304,266
Total assets	$2,520,719	$2,499,130
Repurchase agreements	$1,524,456	$1,521,608
Total stockholders’ equity	$827,356	$828,621

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2018 and 2017.
Interest Income
Interest income increased from $23.8 million for the three months ended March 31, 2017 to $40.0 million for the same period in 2018, due to the origination of 28 commercial real estate debt and related investments with a principal balance of $958.2 million, additional fundings of $86.1 million provided on existing loan commitments and upsizings of $20.9 million, offset by repayments of $204.0 million during the period from March 31, 2017 to March 31, 2018.
Interest Expense
Interest expense increased from $6.1 million for the three months ended March 31, 2017 to $18.4 million for the same period in 2018, due to increased financing on the originations described above, as well as an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance), increases in borrowing rates due to increases in LIBOR and the issuance of convertible senior notes.
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Loans held-for-investment
First mortgages	$2,268,381	$36,717	6.5%	$1,373,111	$20,263	5.9%
Subordinated loans	80,743	2,076	10.3%	101,668	2,375	9.3%
Available-for-sale securities	12,798	272	8.5%	12,798	246	7.7%
Held-to-maturity securities	40,047	885	8.8%	46,419	932	8.0%
Other		27			2
Total interest income/net asset yield	$2,401,969	$39,977	6.7%	$1,533,996	$23,818	6.2%
Interest-bearing liabilities
Repurchase agreements and note payable to affiliate collateralized by:
Loans held-for-investment
First mortgages	$1,440,059	$15,646	4.3%	$1,042,995	$5,574	2.1%
Subordinated loans	20,778	208	4.0%	29,608	226	3.1%
Available-for-sale securities	8,439	76	3.6%	8,126	61	3.0%
Held-to-maturity securities	25,589	264	4.1%	28,152	245	3.5%
Other unassignable:
Convertible senior notes	139,677	2,179	6.2%	—	—	—%
Total interest expense/cost of funds	$1,634,542	$18,373	4.5%	$1,108,881	6,106	2.2%
Net interest income/spread		$21,604	2.2%		$17,712	4.0%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

The increase in yields on both first mortgages and subordinated loans for the three months ended March 31, 2018, as compared to the same period in 2017, was driven by increases in LIBOR, as the majority are floating-rate loans. The increase in cost of funds on both first mortgages and subordinated loans for the three months ended March 31, 2018, as compared to the same periods in 2017, was primarily the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance) and secondarily the result of increases in borrowing rates due to increases in LIBOR.
The increase in yields on AFS and HTM securities for the three months ended March 31, 2018, as compared to the same periods in 2017, was driven by increases in LIBOR, as these CMBS are floating-rate assets. The increase in cost of funds associated with the financing of AFS and HTM securities for the three months ended March 31, 2018, as compared to the same periods in 2017, was the result of increases in borrowing rates due to increases in LIBOR.
Our convertible senior notes were issued in December 2017, are unsecured and pay interest semiannually at a rate of 5.625% per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Fee Income
During the three months ended March 31, 2018, we recognized $0.9 million in fee income related to penalty fees charged for early prepayments of loans held-for-investment. We did not recognize any fee income during the three months ended March 31, 2017.
Management Fees
We do not have any employees and are externally managed by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement, we incurred $3.2 million as a management fee to PRCM for the three months ended March 31, 2018. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 12 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
Prior to the IPO and Formation Transaction, our Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers LLC, or PRCM Advisers, a subsidiary of PRCM. Under its management agreement with PRCM Advisers, Two Harbors pays PRCM Advisers a base management fee equal to 1.5% of its adjusted equity on an annualized basis. Our Predecessor was allocated management fees incurred by Two Harbors of $1.7 million for the three months ended March 31, 2017.
Servicing Expenses
For the three months ended March 31, 2018, we recognized $0.5 million in servicing expenses related to the subservicing of commercial mortgage loans, compared to $0.3 million for the same period in 2017. The increase in servicing expenses during the three months ended March 31, 2018, as compared to the same period in 2017, was driven by the growth of our investment portfolio, as described above.
Other Operating Expenses
For the three months ended March 31, 2018 and 2017, we recognized $4.2 million and $2.3 million of other operating expenses, which represents an annualized expense ratio of 2.0% and 2.1% of average equity, respectively. The decrease in our operating expense ratio resulted primarily from an increase in our average equity as a result of our IPO and Formation Transaction, offset by an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business, as well as certain expenses required to maintain a public company incurred during the three months ended March 31, 2018.
Included in other operating expenses for the three months ended March 31, 2018 are direct and allocated costs incurred by PRCM on our behalf and reimbursed by us. For the three months ended March 31, 2018, these direct and allocated costs totaled approximately $1.4 million. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer, chief operating officer and general counsel of $0.8 million for the three months ended March 31, 2018. We did not have any named officers during the three months ended March 31, 2017. The allocation of compensation paid to employees of Pine River serving as our chief operating officer, principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three months ended March 31, 2018 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s 2017 Equity Incentive Plan, or the Plan (see discussion in Note 15 - Equity Incentive Plan), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer and general counsel of $0.5 million.

Also included in other operating expenses for the three months ended March 31, 2018 and 2017 are direct and allocated costs that were paid by Two Harbors to PRCM Advisers and other third-party vendors. These direct and allocated costs totaled approximately $0.1 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.
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
The following tables provide a summary of our portfolio as of March 31, 2018:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	Initial LTV (3)	Stabilized LTV (4)
First mortgages	$2,639,942	$2,326,351	$2,306,966	L+4.41%	L+4.97%	3.4	69.1%	64.0%
Subordinated loans	59,139	57,559	57,681	L+9.92%	L+10.20%	5.5	65.6%	59.0%
CMBS	50,174	50,174	50,190	L+7.16%	L+7.77%	5.4	74.6%	74.5%
Total/Wtd. Avg.	$2,749,255	$2,434,084	$2,414,837	L+4.56%	L+5.11%	3.5	69.1%	64.1%

(dollars in millions)
Type	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	State	Property Type	Initial LTV (3)	Stabilized LTV (4)
Senior	09/17	$125.0	$107.5	$106.1	L+4.45%	L+5.03%	3.0	CT	Office	62.9%	58.9%
Senior	07/16	120.5	105.8	104.9	L+4.45%	L+4.99%	4.0	Various	Office	62.8%	61.5%
Senior	12/15	120.0	120.0	120.0	L+4.20%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	09/15	105.0	105.0	105.0	L+3.42%	L+3.79%	3.0	CA	Retail	70.9%	66.9%
Senior	04/16	89.0	89.0	88.7	L+4.75%	L+5.44%	3.0	NY	Industrial	75.9%	55.4%
Senior	05/17	86.5	72.9	72.1	L+4.10%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	10/16	78.5	77.6	77.0	L+4.37%	L+4.83%	4.0	NC	Office	72.4%	68.1%
Senior	10/17	74.8	43.4	43.0	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	67.6	66.5	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	11/16	68.8	47.5	47.2	L+4.89%	L+5.78%	3.0	OR	Office	66.5%	51.1%
Senior	06/16	68.4	53.6	53.3	L+4.49%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	60.8	60.0	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	11/15	67.9	67.9	67.7	L+4.20%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	12/16	62.3	62.3	61.0	L+4.11%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	01/17	58.6	40.0	39.6	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	55.3	54.8	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	08/16	54.5	48.5	48.1	L+4.95%	L+5.54%	4.0	NJ	Office	60.8%	63.0%
Senior	11/15	54.3	44.2	44.0	L+4.55%	L+5.13%	4.0	MD	Office	80.0%	64.5%
Senior	09/17	54.0	51.5	50.9	L+4.38%	L+4.91%	3.0	NY	Industrial	68.7%	72.0%
Senior	05/17	52.0	36.0	35.6	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/15	51.5	49.7	49.7	L+4.65%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	02/16	47.6	44.5	44.4	L+4.30%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Senior	12/17	47.0	28.0	27.4	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	11/16	45.5	37.8	37.6	L+4.60%	L+5.46%	2.0	NY	Office	76.4%	66.5%
Senior	06/17	45.0	45.0	44.5	L+4.50%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	08/17	44.2	28.7	28.3	L+4.52%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	12/15	43.4	43.4	43.4	L+4.05%	L+4.25%	3.0	TX	Multifamily	82.3%	76.8%
Senior	08/17	40.0	40.0	39.6	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	08/17	40.0	40.0	39.6	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%

(dollars in millions)
Type	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (1)	Yield (2)	Original Term (Years)	State	Property Type	Initial LTV (3)	Stabilized LTV (4)
CMBS	11/15	37.4	37.4	37.4	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Senior	12/17	37.2	31.5	31.1	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/16	37.0	34.4	34.0	L+4.27%	L+5.03%	3.0	NY	Multifamily	61.3%	56.9%
Senior	05/17	35.2	28.3	27.9	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	10/17	34.1	21.9	21.6	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%
Senior	05/17	33.8	23.9	23.6	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.6	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/16	32.1	26.5	26.4	L+4.55%	L+5.16%	3.0	CA	Office	68.6%	48.6%
Senior	07/17	30.0	30.0	29.8	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	05/17	27.6	26.1	25.8	L+4.57%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	09/17	26.9	23.5	23.2	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	07/17	26.0	22.0	21.8	L+4.20%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	01/18	26.0	26.0	25.7	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	08/16	24.0	24.0	23.9	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	08/16	24.0	23.2	23.1	L+4.57%	L+5.25%	3.0	FL	Multifamily	70.6%	57.9%
Senior	01/18	23.4	19.3	19.0	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	10/15	23.0	23.0	22.9	L+4.99%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	03/18	23.0	23.0	22.8	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	08/17	21.9	14.3	14.1	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	07/17	21.5	18.4	18.3	L+4.15%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	02/18	21.2	16.5	16.3	L+4.05%	L+4.54%	3.0	CA	Office	71.9%	62.0%
Senior	08/17	20.8	15.0	14.8	L+5.25%	L+6.12%	3.0	FL	Multifamily	74.1%	60.9%
Senior	10/16	20.0	17.7	17.5	L+4.85%	L+5.90%	3.0	NY	Multifamily	73.8%	62.5%
Senior	08/15	19.8	19.8	19.7	L+4.05%	L+4.57%	3.0	FL	Multifamily	85.0%	68.4%
Senior	03/18	19.8	19.8	19.5	L+5.15%	L+5.71%	3.0	CA	Hotel	67.2%	60.0%
Senior	08/15	19.3	19.3	19.3	L+5.25%	L+5.69%	3.0	FL	Multifamily	76.1%	75.2%
Senior	01/17	19.0	19.0	18.8	L+4.80%	L+5.27%	4.0	TX	Retail	70.4%	69.5%
Senior	12/16	17.5	12.6	12.4	L+5.90%	L+6.97%	3.0	CA	Office	70.4%	72.0%
Mezzanine	08/15	17.0	17.0	17.0	L+8.75%	L+9.03%	2.0	FL	Hotel	70.7%	65.8%
Mezzanine	01/17	14.8	14.8	14.8	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
CMBS	12/15	12.8	12.8	12.8	L+6.91%	L+6.95%	13.0	Various	Office	65.8%	65.8%
Mezzanine	07/15	11.8	10.3	10.3	L+12.25%	L+12.50%	3.0	PA	Office	83.0%	73.6%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	5.6	5.6	5.7	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$2,749.3	$2,434.1	$2,414.8	L+4.56%	L+5.11%	3.5			69.1%	64.1%
____________________

(1)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(2)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

As of March 31, 2018, our borrowings consisted of repurchase agreements collateralized by our pledge of loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, as well as long-term unsecured convertible senior notes.
As of March 31, 2018, we had outstanding $1.5 billion of repurchase agreements, and the term to maturity ranged from from 38 days to approximately 2.25 years. Repurchase agreements had a weighted average borrowing rate of 4.07% and weighted average remaining maturities of 1.6 years as of March 31, 2018.

On December 12, 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. On January 10, 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2018, the notes had a conversion rate of 50.0000 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses, which were used to originate and acquire our target assets and for general corporate purposes. As of March 31, 2018, the outstanding amount due on convertible senior notes was $139.7 million, net of deferred issuance costs.
As of March 31, 2018, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, which includes unsecured borrowings under convertible senior notes, was 2.0:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, the note payable to TH Insurance and convertible senior notes for the three months ended March 31, 2018, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended March 31, 2018	$1,634,541	$1,664,201	$1,685,529
For the Three Months Ended December 31, 2017	$1,549,588	$1,642,922	$1,642,922
For the Three Months Ended September 30, 2017	$1,247,881	$1,502,722	$1,502,722
For the Three Months Ended June 30, 2017	$1,195,035	$1,232,404	$1,253,857
For the Three Months Ended March 31, 2017	$1,108,882	$1,145,891	$1,145,891

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

As of March 31, 2018, we held $72.1 million in cash and cash equivalents available to support our operations; $2.4 billion of loans held-for-investment, AFS securities and HTM securities; and $1.7 billion of outstanding debt in the form of repurchase agreements and long-term unsecured convertible senior notes. During the three months ended March 31, 2018, our debt-to-equity ratio remained constant at 2.0:1.0 to 2.0:1.0. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3-to-1 ratio on a company basis. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments, and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of March 31, 2018, we held approximately $72.1 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2018, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, convertible notes, potential securitizations and similar financing arrangements. Subsequent to quarter end, we closed an $826 million CLO securitization transaction, financing 25 of our senior floating-rate investments. We will continue to explore CLOs and additional types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2018, we had repurchase agreements in place with five counterparties (lenders) to finance loans held for investment, and two other asset-specific facilities to finance our CMBS, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements due to credit or market events, depending on the repurchase agreement. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
An overview of our repurchase facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	March 31, 2018
(in thousands)	Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
JPMorgan Chase Bank	June 28, 2019	No	$250,890	$249,110	$500,000
Morgan Stanley Bank	June 28, 2020	No	$479,210	$120,790	$600,000
Wells Fargo Bank (2)	June 28, 2019	No	$396,986	$76,810	$473,796
Goldman Sachs Bank	May 2, 2019	No	$252,734	$247,266	$500,000
Citibank	June 28, 2020	No	$110,964	$139,036	$250,000
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	This facility finances a fixed pool of assets.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2018:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2018, our unrestricted cash, as defined, was $72.1 million, while 5.0% of our recourse indebtedness, as defined, was $28.2 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 28, 2017 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $624.1 million. As of March 31, 2018, our tangible net worth, as defined, was $827.4 million.

•
Target asset leverage ratio cannot exceed 75.0% and our total leverage ratio cannot exceed 80.0%. As of March 31, 2018, our target asset leverage ratio, as defined, was 63.1% and our total leverage ratio, as defined, was 67.2%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of March 31, 2018, our minimum interest coverage, as defined, was 2.2:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Loans held-for-investment	$2,260,515	$2,202,049
Available-for-sale securities, at fair value	12,814	12,798
Held-to-maturity securities	37,376	42,169
Restricted cash	2,613	565
Total	$2,313,318	$2,257,581

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

The following table provides the maturities of our repurchase agreements and convertible senior notes as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Within 30 days	$—	$22,032
30 to 59 days	33,672	34,514
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	—	—
One year and over	1,490,784	1,465,062
Three to five years	139,745	121,314
Total	$1,664,201	$1,642,922

For the three months ended March 31, 2018, our restricted and unrestricted cash balance decreased approximately $33.7 million to $77.1 million at March 31, 2018. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2018, operating activities increased our cash balances by approximately $14.5 million, primarily driven by our financial results for the year.

•
Cash flows from investing activities. For the three months ended March 31, 2018, investing activities decreased our cash balances by approximately $52.9 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and held-to-maturity securities.

•
Cash flows from financing activities. For the three months ended March 31, 2018, financing activities increased our cash balance by approximately $4.7 million, primarily driven by net proceeds from repurchase agreements due to originations of loans held-for-investment and the issuance of additional convertible senior notes in connection with the exercise of the initial purchaser’s option.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of March 31, 2018, we had unfunded commitments on commercial mortgage loans held-for-investment of $315.2 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

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
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates decrease net income. As of March 31, 2018, approximately 97.8% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 2.2% of our portfolio earns a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our repurchase agreements are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2018. All changes in value are measured as the change from our March 31, 2018 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$892	$487	$(487)	$(975)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	16	8	(8)	(16)
Repurchase agreements	(663)	(332)	332	663
Convertible senior notes	(5,467)	(2,700)	2,634	5,205
Total net assets	$(5,217)	$(2,534)	$2,468	$4,872

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(6,287)	$(4,093)	$4,107	$8,214

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2018. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers. This risk is partially mitigated by various facts we consider during our rigorous underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of March 31, 2018, none of the commercial mortgage loans in our portfolio were non-performing.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

10.1
Credit Agreement, dated as of April 13, 2018, among GP Commercial CB SL LLC, GP Commercial CB SL Holdings LLC, Granite Point Mortgage Trust Inc., Granite Point Operating Company LLC, TH Commercial Holdings LLC, Citibank, N.A., as administrative agent and initial lender, and Citigroup Global Markets Inc., as sole lead arranger and sole lead book running manager (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2018).

10.16
Amendment Number Two to the Master Repurchase Agreement and Securities Contract, dated as of February 9, 2018, by and between GP Commercial WF LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2018, filed with the SEC on May 10, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 10, 2018	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 10, 2018	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)