Form 10-Q
period 2018-09-30
Granite Point Mortgage Trust Inc.
filed 2018-11-06
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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
As of November 5, 2018, there were 43,456,234 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Loans held-for-investment	$2,708,338	$2,304,266
Available-for-sale securities, at fair value	12,830	12,798
Held-to-maturity securities	30,526	42,169
Cash and cash equivalents	148,228	107,765
Restricted cash	5,320	2,953
Accrued interest receivable	8,188	7,105
Deferred debt issuance costs	5,400	8,872
Prepaid expenses	1,335	390
Other assets	14,771	12,812
Total Assets (1)	$2,934,936	$2,499,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,281,255	$1,521,608
Securitized debt obligations	653,184	—
Convertible senior notes	140,124	121,314
Accrued interest payable	5,620	3,119
Unearned interest income	117	197
Dividends payable	18,276	16,454
Other liabilities	9,710	6,817
Total Liabilities	2,108,286	1,669,509
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 43,456,234 and 43,235,103 shares issued and outstanding, respectively	435	432
Additional paid-in capital	832,535	829,704
Accumulated other comprehensive income	32	—
Cumulative earnings	75,178	28,800
Cumulative distributions to stockholders	(82,530)	(30,315)
Total Stockholders’ Equity	825,650	828,621
Total Liabilities and Stockholders’ Equity	$2,934,936	$2,499,130
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At September 30, 2018 and December 31, 2017, assets of the VIEs totaled $827,958 and $46,068, and liabilities of the VIEs totaled $653,755 and $0, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans held-for-investment	$46,424	$29,655	$127,576	$77,213
Available-for-sale securities	294	265	851	767
Held-to-maturity securities	757	940	2,478	2,792
Cash and cash equivalents	85	4	141	10
Total interest income	47,560	30,864	131,046	80,782
Interest expense:
Repurchase agreements	14,304	12,060	45,432	22,309
Securitized debt obligations	6,693	—	10,568	—
Convertible senior notes	2,216	—	6,601	—
Revolving credit facilities	152	—	372	—
Note payable to affiliate	—	437	—	4,067
Interest expense	23,365	12,497	62,973	26,376
Net interest income	24,195	18,367	68,073	54,406
Other income:
Fee income	—	—	1,446	—
Total other income	—	—	1,446	—
Expenses:
Management fees	3,111	3,130	9,434	6,717
Servicing expenses	616	333	1,568	962
General and administrative expenses	3,904	3,388	12,141	7,561
Total expenses	7,631	6,851	23,143	15,240
Income before income taxes	16,564	11,516	46,376	39,166
Benefit from income taxes	(1)	(2)	(2)	(3)
Net income	16,565	11,518	46,378	39,169
Dividends on preferred stock	25	25	75	25
Net income attributable to common stockholders	$16,540	$11,493	$46,303	$39,144
Basic earnings per weighted average common share (See Note 17)	$0.38	$0.27	$1.07	$0.27
Diluted earnings per weighted average common share (See Note 17)	$0.37	$0.27	$1.04	$0.27
Dividends declared per common share	$0.42	$0.32	$1.20	$0.32
Weighted average number of shares of common stock outstanding:
Basic	43,456,234	43,234,254	43,426,109	43,234,252
Diluted	50,651,612	43,234,254	50,616,264	43,234,252
Comprehensive income:
Net income attributable to common stockholders	$16,540	$11,493	$46,303	$39,144
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	32	32	32	128
Other comprehensive income	32	32	32	128
Comprehensive income attributable to common stockholders	$16,572	$11,525	$46,335	$39,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, December 31, 2016	—	$—	$392,608	$(112)	$35,495	$—	$427,991
Capital contributions from Two Harbors Investment Corp.	—	—	254,785	—	—	—	254,785
Distributions to Two Harbors Investment Corp.	—	—	—	—	(60,000)	—	(60,000)
Net income	—	—	—	—	39,169	—	39,169
Other comprehensive income before reclassifications	—	—	—	128	—	—	128
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	128	—	—	128
Issuance of common stock, net of offering costs	43,071,000	431	181,444	—	—	—	181,875
Common dividends declared	—	—	—	—	—	(13,835)	(13,835)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	164,103	1	685	—	—	—	686
Balance, September 30, 2017	43,235,103	$432	$829,522	$16	$14,664	$(13,860)	$830,774

Balance, December 31, 2017	43,235,103	$432	$829,704	$—	$28,800	$(30,315)	$828,621
Net income	—	—	—	—	46,378	—	46,378
Other comprehensive income before reclassifications	—	—	—	32	—	—	32
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	32	—	—	32
Common dividends declared	—	—	—	—	—	(52,140)	(52,140)
Preferred dividends declared	—	—	—	—	—	(75)	(75)
Non-cash equity award compensation	221,131	3	2,831	—	—	—	2,834
Balance, September 30, 2018	43,456,234	$435	$832,535	$32	$75,178	$(82,530)	$825,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$46,378	$39,169
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(9,282)	(5,551)
Amortization of deferred debt issuance costs on convertible senior notes and securitized debt obligations	2,373	—
Equity based compensation	2,834	686
Depreciation of fixed assets	4	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(1,083)	(2,041)
Increase in prepaid expenses	(945)	—
Increase in other assets	(1,963)	(4,959)
Increase in accrued interest payable	2,501	1,676
(Decrease) increase in unearned interest income	(80)	307
Decrease in other payables to affiliates	—	(21,374)
Increase in other liabilities	2,893	4,970
Increase in 10% cumulative redeemable preferred stock	—	1,000
Net cash provided by operating activities	43,630	13,883
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(839,668)	(759,905)
Proceeds from repayment of loans held-for-investment	444,878	1,793
Principal payments on held-to-maturity securities	11,643	4,862
Decrease in due from counterparties	—	229
Net cash used in investing activities	(383,147)	(753,021)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	871,608	1,431,366
Principal payments on repurchase agreements	(1,111,961)	(407,269)
Proceeds from issuance of securitized debt obligations	651,374	—
Proceeds from convertible senior notes	18,247	—
Proceeds from revolving credit facilities	49,394	—
Repayment of revolving credit facilities	(49,394)	—
Proceeds from note payable to affiliate	—	110,653
Repayment of note payable to affiliate	—	(676,827)
Decrease (increase) in deferred debt issuance costs	3,472	(6,977)
Proceeds from issuance of common stock, net of offering costs	—	181,875
Proceeds from capital contribution from Two Harbors Investment Corp.	—	254,785
Payments for distributions of capital to Two Harbors Investment Corp.	—	(60,000)
Dividends paid on preferred stock	(75)	(25)
Dividends paid on common stock	(50,318)	—
Net cash provided by financing activities	382,347	827,581
Net increase in cash, cash equivalents and restricted cash	42,830	88,443
Cash, cash equivalents and restricted cash at beginning of period	110,718	56,279
Cash, cash equivalents and restricted cash at end of period	$153,548	$144,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$60,472	$24,699
Cash received for taxes, net	$(5)	$(4)
Noncash Activities:
Acquisition of TH Commercial Holdings LLC from Two Harbors Investment Corp. in exchange for common and preferred shares (See Note 1)	$—	$651,000
Dividends declared but not paid at end of period	$18,276	$13,835
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2018 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2018 should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three and nine months ended September 30, 2018.
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
Securitized Debt Obligations
In the second quarter of 2018, the Company financed a pool of its commercial real estate loans through a collateralized loan obligation, or CLO, retaining the subordinate securities in its investment portfolio. The securitization was accounted for as a financing arrangement and consolidated on the Company’s condensed consolidated financial statements. The securitized debt obligations not retained by the Company, which are nonrecourse to the Company beyond the assets held in the CLO, are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
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
The following table presents information about the Company’s repurchase agreements that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Gross amounts of repurchase agreements	$1,281,255	$1,521,608
Gross amounts offset in the consolidated balance sheets	—	—
Net amounts of repurchase agreements presented in the consolidated balance sheets	1,281,255	1,521,608
Gross amounts not offset against repurchase agreements in the consolidated balance sheets (1):
Financial instruments	(1,281,255)	(1,521,608)
Cash collateral received (pledged)	—	—
Net amount	$—	$—
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Recently Issued and/or Adopted Accounting Standards
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Based on the market value of the Company’s common stock that is held by non-affiliates as of June 30, 2018, the Company will no longer qualify as an “emerging growth company” as of December, 31 2018.
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
Fair Value Measurement Disclosure Requirements
In August 2018, the FASB issued ASU No. 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Under the guidance, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted. Early adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for entities to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until its Form 10-Q for the quarter that begins after the effective date. As a result, the Company plans to adopt the new interim disclosure requirement in its Form 10-Q for the three months ended March 31, 2019. The Company has determined this final rule will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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
The following table presents a summary of the assets and liabilities of all variable interest entities consolidated on the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Loans held-for-investment	$820,257	$45,890
Accrued interest receivable	2,441	178
Other assets	5,260	—
Total Assets	$827,958	$46,068
Securitized debt obligations	$653,184	$—
Accrued interest payable	571	—
Total Liabilities	$653,755	$—

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within available-for-sale securities, at fair value, and held-to-maturity securities on the condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $43.4 million and $55.0 million, respectively.

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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$2,684,269	$31,964	$14,702	$2,730,935
Unamortized (discount) premium	(156)	—	—	(156)
Unamortized net deferred origination fees	(22,441)	—	—	(22,441)
Carrying value	$2,661,672	$31,964	$14,702	$2,708,338
Unfunded commitments	$441,538	$—	$—	$441,538
Number of loans	71	3	1	75
Weighted average coupon	6.3%	11.1%	8.0%	6.3%
Weighted average years to maturity (2)	2.1	2.2	8.3	2.1

	December 31, 2017
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$2,220,361	$88,945	$14,845	$2,324,151
Unamortized (discount) premium	(169)	(9)	—	(178)
Unamortized net deferred origination fees	(19,752)	45	—	(19,707)
Carrying value	$2,200,440	$88,981	$14,845	$2,304,266
Unfunded commitments	$337,623	$1,580	$—	$339,203
Number of loans	53	5	1	59
Weighted average coupon	5.9%	9.7%	8.0%	6.0%
Weighted average years to maturity (2)	2.3	2.0	9.1	2.4
____________________

(1)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in thousands)	September 30, 2018		December 31, 2017
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,356,705	50.1%	$1,223,642	53.1%
Multifamily	430,156	15.9%	356,016	15.4%
Hotel	398,218	14.7%	274,416	11.9%
Retail	302,151	11.2%	254,786	11.1%
Industrial	221,108	8.1%	195,406	8.5%
Total	$2,708,338	100.0%	$2,304,266	100.0%

(dollars in thousands)	September 30, 2018		December 31, 2017
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,012,429	37.4%	$896,361	38.9%
West	654,097	24.2%	509,088	22.1%
Southwest	599,696	22.1%	454,088	19.7%
Southeast	323,433	11.9%	346,623	15.0%
Midwest	118,683	4.4%	98,106	4.3%
Total	$2,708,338	100.0%	$2,304,266	100.0%

At September 30, 2018 and December 31, 2017, the Company pledged loans held-for-investment with a carrying value of $2.6 billion and $2.2 billion, respectively, as collateral for repurchase agreements and securitized debt obligations. See Note 10 - Repurchase Agreements and Note 11 - Securitized Debt Obligations.
The following table summarizes activity related to loans held-for-investment for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$2,483,606	$1,739,253	$2,304,266	$1,364,291
Originations, acquisitions and additional fundings	249,532	393,425	851,662	771,473
Repayments	(24,199)	(303)	(444,878)	(1,793)
Net discount accretion (premium amortization)	4	6	22	(11)
Increase in net deferred origination fees	(3,990)	(5,858)	(11,994)	(11,568)
Amortization of net deferred origination fees	3,385	1,431	9,260	5,562
Allowance for loan losses	—	—	—	—
Balance at end of period	$2,708,338	$2,127,954	$2,708,338	$2,127,954

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018			December 31, 2017
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	7	$235,532	$234,727	6	$414,695	$413,314
2	63	2,326,386	2,305,166	50	1,840,638	1,822,134
3	5	169,017	168,445	3	68,818	68,818
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total	75	$2,730,935	$2,708,338	59	$2,324,151	$2,304,266

The Company has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the face value and carrying value (which approximates fair value) of AFS securities as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Face value	$12,798	$12,798
Gross unrealized gains	32	—
Gross unrealized losses	—	—
Carrying value	$12,830	$12,798

On September 30, 2018, the Company’s AFS securities had contractual maturities of less than one year.
At September 30, 2018 and December 31, 2017, the Company pledged AFS securities with a carrying value of $12.8 million and $12.8 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
At September 30, 2018, the Company’s AFS securities were in an unrealized gain position. At December 31, 2017, the Company’s AFS securities had a carrying value equal to their face value.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for other-than-temporary impairments, or OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three and nine months ended September 30, 2018 and 2017 as expected cash flows were greater than amortized cost for all AFS securities held.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) in the Company’s condensed consolidated statements of comprehensive income. The Company did not sell any AFS securities during the three and nine months ended September 30, 2018 and 2017.

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Face value	$30,526	$42,169
Unamortized premium (discount)	—	—
Carrying value	$30,526	$42,169

On September 30, 2018, the Company’s HTM securities had contractual maturities of less than one year.
At September 30, 2018 and December 31, 2017, the Company pledged HTM securities with a carrying value of $30.5 million and $42.2 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three and nine months ended September 30, 2018 and 2017, as expected cash flows were greater than amortized cost for all HTM securities held.

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. As of September 30, 2018 and December 31, 2017, the Company had $5.3 million and $3.0 million, respectively, as collateral for repurchase agreements and by counterparties to support activities related to securities.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$148,228	$107,765
Restricted cash	5,320	2,953
Total cash, cash equivalents and restricted cash	$153,548	$110,718

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Loans held-for-investment	$8,009	$6,880
Available-for-sale securities	51	51
Held-to-maturity securities	128	174
Total	$8,188	$7,105

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
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the condensed consolidated balance sheet and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified its CMBS AFS as Level 2 fair value assets at September 30, 2018 and December 31, 2017.
Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its condensed consolidated balance sheets.

	Recurring Fair Value Measurements
	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,830	$—	$12,830
Total assets	$—	$12,830	$—	$12,830

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,798	$—	$12,798
Total assets	$—	$12,798	$—	$12,798

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the three and nine months ended September 30, 2018 and 2017.
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

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2018, the Company held $0.6 billion of repurchase agreements that are considered long-term. The Company’s long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2018. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$2,708,338	$2,739,079	$2,304,266	$2,322,259
Available-for-sale securities	$12,830	$12,830	$12,798	$12,798
Held-to-maturity securities	$30,526	$30,929	$42,169	$42,797
Cash and cash equivalents	$148,228	$148,228	$107,765	$107,765
Restricted cash	$5,320	$5,320	$2,953	$2,953
Liabilities
Repurchase agreements	$1,281,255	$1,281,255	$1,521,608	$1,521,608
Securitized debt obligations	$653,184	$659,621	$—	$—
Convertible senior notes	$140,124	$148,754	$121,314	$125,750

Note 10. Repurchase Agreements
As of September 30, 2018 and December 31, 2017, the Company had outstanding $1.3 billion and $1.5 billion of repurchase agreements with a weighted average borrowing rate of 4.36% and 3.78% and weighted average remaining maturities of 1.2 and 1.8 years, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2018 and December 31, 2017, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Short-term	$679,612	$56,546
Long-term	601,643	1,465,062
Total	$1,281,255	$1,521,608

At September 30, 2018 and December 31, 2017, the repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2018			December 31, 2017
	Collateral Type			Collateral Type
(dollars in thousands)	Loans	CMBS (1)	Total Amount Outstanding	Loans	CMBS (1)	Total Amount Outstanding
Within 30 days	$—	$—	$—	$22,032	$—	$22,032
30 to 59 days	—	28,262	28,262	—	34,514	34,514
60 to 89 days	—	—	—	—	—	—
90 to 119 days	—	—	—	—	—	—
120 to 364 days	651,350	—	651,350	—	—	—
One year and over	601,643	—	601,643	1,465,062	—	1,465,062
Total	$1,252,993	$28,262	$1,281,255	$1,487,094	$34,514	$1,521,608
Weighted average borrowing rate	4.36%	4.58%	4.36%	3.78%	3.77%	3.78%

____________________

(1)	Includes both AFS securities and HTM securities sold under agreements to repurchase.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2018	December 31, 2017
Loans held-for-investment	$1,738,790	$2,202,049
Available-for-sale securities, at fair value	12,830	12,798
Held-to-maturity securities	30,526	42,169
Restricted cash	2,922	565
Total	$1,785,068	$2,257,581

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$467,381	$201,378	24%	1.75	$425,539	$250,543	30%	2.49
JPMorgan Chase Bank	403,347	143,192	17%	0.70	285,457	215,068	26%	1.32
Goldman Sachs Bank	195,937	71,879	9%	0.59	252,734	86,091	10%	1.33
Wells Fargo Bank	80,328	48,777	6%	0.74	424,882	128,644	16%	1.49
All other counterparties (2)	134,262	41,552	5%	1.75	132,996	59,645	7%	2.08
Total	$1,281,255	$506,778			$1,521,608	$739,991
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities sold under agreements to repurchase, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with one other counterparty as of both September 30, 2018 and December 31, 2017.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Securitized Debt Obligations
In the second quarter of 2018, the Company financed a pool of its commercial real estate loans through a collateralized loan obligation, or CLO, which is consolidated on the Company’s condensed consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLO. The securitized debt obligations issued by the CLO are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of September 30, 2018, the outstanding amount due on securitized debt obligations was $653.2 million, net of deferred issuance costs, with a weighted average interest rate of 3.35% and weighted average remaining maturities of 2.0 years.

Note 12. Convertible Senior Notes
On December 12, 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. On January 10, 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2018, the notes had a conversion rate of 50.0548 shares of common stock per $1,000 principal amount of the notes. The outstanding amount due on the convertible senior notes as of September 30, 2018 and December 31, 2017 was $140.1 million and $121.3 million, respectively, net of deferred issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2018:
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
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of September 30, 2018.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of September 30, 2018 and December 31, 2017, the Company had unfunded commitments of $441.5 million and $339.2 million on loans held-for-investment with expirations dates within the next three years.

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the three and nine months ended September 30, 2018, the Company declared dividends to the preferred stockholder of $25,000 and $75,000, respectively. During both the three and nine months ended September 30, 2017, the Company declared dividends to the preferred stockholder of $25,556.

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
As of September 30, 2018, the Company had 43,456,234 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the nine months ended September 30, 2018 and 2017:

Number of common shares
Common shares outstanding, December 31, 2016	—
Issuance of common stock	43,071,000
Issuance of restricted stock (1)	164,103
Common shares outstanding, September 30, 2017	43,235,103

Common shares outstanding, December 31, 2017	43,235,103
Issuance of restricted stock (1)	221,131
Common shares outstanding, September 30, 2018	43,456,234
____________________

(1)	Represents shares of restricted stock granted under the 2017 Equity Incentive Plan, of which 321,134 restricted shares remained subject to vesting requirements at September 30, 2018.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock since its IPO and Formation Transaction:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 20, 2018	October 2, 2018	October 18, 2018	$0.42
June 20, 2018	July 2, 2018	July 18, 2018	$0.40
March 15, 2018	March 29, 2018	April 18, 2018	$0.38
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at September 30, 2018 and December 31, 2017 was as follows:

(in thousands)	September 30, 2018	December 31, 2017
Available-for-sale securities
Unrealized gains	$32	$—
Unrealized losses	—	—
Accumulated other comprehensive income	$32	$—

Reclassifications out of Accumulated Other Comprehensive Income
The Company did not record any reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2018 and 2017.

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
During the nine months ended September 30, 2018 and 2017, the Company granted 19,175 and 14,103 shares of common stock, respectively, to its independent directors as compensation for their service on the Company’s board of directors, pursuant to the terms of the Plan. The estimated fair value of these awards was $17.86 and $19.47 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The shares issued in 2017 vested immediately, and the shares issued in 2018 have a one year vesting period.
Additionally, during the nine months ended September 30, 2018 and 2017, the Company granted 201,956 and 150,000 shares of restricted common stock, respectively, to key employees of PRCM and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $17.33 and $19.50 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of September 30, 2018 was $19.28 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	150,000	$19.50	—	$—
Granted	221,131	17.38	164,103	19.50
Vested	(49,997)	(19.50)	(14,103)	(19.47)
Forfeited	—	—	—	—
Outstanding at End of Period	321,134	$18.04	150,000	$19.50

For the three and nine months ended September 30, 2018, the Company recognized compensation related to restricted common stock of $1.0 million and $2.8 million, respectively. For both the three and nine months ended September 30, 2017, the Company recognized compensation related to restricted common stock of $0.7 million.

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
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
The following table summarizes the tax provision recorded at the taxable subsidiary level for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Current tax (benefit) provision:
Federal	$—	$(2)	$(1)	$(5)
State	—	—	2	2
Total current tax (benefit) provision	—	(2)	1	(3)
Deferred tax benefit	(1)	—	(3)	—
Total benefit from income taxes	$(1)	$(2)	$(2)	$(3)

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
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders - basic	$16,540	$11,493	$46,303	$11,662
Interest expense attributable to convertible notes (1)	2,207		6,576	—
Net income attributable to common stockholders - diluted	$18,747	$11,493	$52,879	$11,662
Denominator:
Weighted average common shares outstanding	43,135,100	43,084,254	43,103,600	43,084,252
Weighted average restricted stock shares	321,134	150,000	322,509	150,000
Basic weighted average shares outstanding	43,456,234	43,234,254	43,426,109	43,234,252
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	7,195,378	—	7,190,155	—
Diluted weighted average shares outstanding	50,651,612	43,234,254	50,616,264	43,234,252
Earnings Per Share
Basic	$0.38	$0.27	$1.07	$0.27
Diluted	$0.37	$0.27	$1.04	$0.27

____________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

Note 19. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
The Company does not have any employees and is externally managed by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays PRCM a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. The Company incurred $3.1 million and $9.4 million as a management fee to PRCM for the three and nine months ended September 30, 2018, and $3.1 million and $3.2 million as a management fee to PRCM for the three and nine months ended September 30, 2017, respectively. See further discussion of the base management fee and incentive fee calculations in Note 13 - Commitments and Contingencies.

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
During the three and nine months ended September 30, 2018, the Company reimbursed PRCM for certain direct and allocated costs incurred by PRCM on behalf of the Company. These direct and allocated costs totaled approximately $1.4 million and $4.3 million, respectively. During both the three and nine months ended September 30, 2017, direct and allocated costs totaled approximately $1.1 million. In addition, during the three and nine months ended September 30, 2017, certain direct and allocated operating expenses were paid by Two Harbors to PRCM Advisers and other third-party vendors and included in the Company’s condensed consolidated statements of comprehensive income. These direct and allocated costs totaled approximately $0.2 million and $4.4 million for the three and nine months ended September 30, 2017, respectively. Expenses during the period may have been different had the Predecessor not been a subsidiary of Two Harbors during those periods.
The Company has contractual relationships with the majority of its third-party vendors and pays those vendors directly. The Company will continue to have certain costs allocated to it by PRCM under the management agreement for compensation, data services, technology and certain office lease payments.
The Company recognized $1.0 million and $2.8 million of compensation during the three and nine months ended September 30, 2018 related to restricted common stock issued to employees of PRCM and the Company’s independent directors pursuant to the Plan. See Note 16 - Equity Incentive Plan for additional information.
During the nine months ended September 30, 2017, the Company financed certain of its loans held-for-investment through a revolving note payable to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to its repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.

Note 20. Subsequent Events
On October 12, 2018, the Company closed an underwritten public offering of $125 million aggregate principal amount of convertible senior notes due 2023. The Company also granted the underwriters a 30-day option to purchase up to an additional $18.75 million aggregate principal amount of the notes to cover over-allotments, $6.6 million of which closed on October 24, 2018. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes mature in October of 2023, unless earlier converted or repurchased in accordance with their terms. The Company will not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The notes have an initial conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $20.47 per share), subject to adjustment.
Events subsequent to September 30, 2018, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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

Our Portfolio
As of September 30, 2018, our investment portfolio consisted of 75 commercial real estate loans and two commercial mortgage-backed securities, or CMBS, having an aggregate principal balance of $2.7 billion and $43.3 million, respectively, with an additional $441.5 million of potential future funding obligations, diversified across geographies, property types, structures and credits.

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
On December 12, 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. On January 10, 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2018, the notes had a conversion rate of 50.0548 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses. We intend to use these proceeds to originate and acquire our target assets and for general corporate purposes.
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
Our U.S. GAAP net income attributable to common stockholders was $16.5 million and $46.3 million for the three and nine months ended September 30, 2018, as compared to U.S. GAAP net income attributable to common stockholders of $11.5 million and $39.1 million for the three and nine months ended September 30, 2017. We have calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. We have defined the post-formation period to be the period from the date we commenced operations as a publicly traded company on June 28, 2017 and on. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period. Earnings per share for the three and nine months ended September 30, 2018 was $0.37 and $1.04 per diluted weighted average share, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities do not impact our U.S. GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and nine months ended September 30, 2018, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $31,996. This, combined with U.S. GAAP net income attributable to common stockholders of $16.5 million and $46.3 million, resulted in comprehensive income attributable to common stockholders of $16.6 million and $46.3 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $31,996 and $127,983, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $11.5 million and $39.1 million, resulted in comprehensive income attributable to common stockholders of $11.5 million and $39.3 million for the three and nine months ended September 30, 2017, respectively.

The following tables present the components of our comprehensive income for the three and nine months ended September 30, 2018 and 2017:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2018	2017	2018	2017
Interest income:	(unaudited)
Loans held-for-investment	$46,424	$29,655	$127,576	$77,213
Available-for-sale securities	294	265	851	767
Held-to-maturity securities	757	940	2,478	2,792
Cash and cash equivalents	85	4	141	10
Total interest income	47,560	30,864	131,046	80,782
Interest expense:
Repurchase agreements	14,304	12,060	45,432	22,309
Securitized debt obligations	6,693	—	10,568	—
Convertible senior notes	2,216	—	6,601	—
Revolving credit facilities	152	—	372	—
Note payable to affiliate	—	437	—	4,067
Total interest expense	23,365	12,497	62,973	26,376
Net interest income	24,195	18,367	68,073	54,406
Other income:
Fee income	—	—	1,446	—
Total other income	—	—	1,446	—
Expenses:
Management fees	3,111	3,130	9,434	6,717
Servicing expense	616	333	1,568	962
Other operating expenses	3,904	3,388	12,141	7,561
Total expenses	7,631	6,851	23,143	15,240
Income before income taxes	16,564	11,516	46,376	39,166
Provision for income taxes	(1)	(2)	(2)	(3)
Net income	16,565	11,518	46,378	39,169
Dividends on preferred stock	25	25	75	25
Net income attributable to common stockholders	$16,540	$11,493	$46,303	$39,144
Basic earnings per weighted average common share (See Note 17)	$0.38	$0.27	$1.07	$0.27
Diluted earnings per weighted average common share (See Note 17)	$0.37	$0.27	$1.04	$0.27
Dividends declared per common share	$0.42	$0.32	$1.20	$0.32
Weighted average number of shares of common stock outstanding:
Basic	43,456,234	43,234,254	43,426,109	43,234,252
Diluted	50,651,612	43,234,254	50,616,264	43,234,252

Comprehensive income:
Net income attributable to common stockholders	$16,540	$11,493	$46,303	$39,144
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	32	32	32	128
Other comprehensive income	32	32	32	128
Comprehensive income attributable to common stockholders	$16,572	$11,525	$46,335	$39,272

(in thousands)	September 30, 2018	December 31, 2017
Balance Sheet Data:
	(unaudited)
Loans held-for-investment	$2,708,338	$2,304,266
Total assets	$2,934,936	$2,499,130
Repurchase agreements	$1,281,255	$1,521,608
Securitized debt obligations	$653,184	$—
Total stockholders’ equity	$825,650	$828,621

Results of Operations
The following analysis focuses on financial results during the three and nine months ended September 30, 2018 and 2017.
Interest Income
Interest income increased from $30.9 million and $80.8 million for the three and nine months ended September 30, 2017 to $47.6 million and $131.0 million for the same periods in 2018, due to the origination of 32 commercial real estate loans with a principal balance of $1.0 billion, additional fundings of $122.4 million provided on existing loan commitments and upsizings of $24.5 million, offset by repayments of $556.4 million during the period from September 30, 2017 to September 30, 2018.
Interest Expense
Interest expense increased from $12.5 million and $26.4 million for the three and nine months ended September 30, 2017 to $23.4 million and $63.0 million for the same periods in 2018, due to increased financing on the originations and acquisitions described above, as well as an increase in the proportion of total borrowings financed through repurchase agreements and securitized debt obligations (relative to the note payable to TH Insurance), increases in borrowing rates due to increases in LIBOR and the issuance of convertible senior notes.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (1)
Loans held-for-investment
Senior loans (2)	$2,578,633	$45,215	7.0%	$2,435,521	$122,871	6.7%
Subordinated loans	46,800	1,209	10.3%	61,245	4,705	10.2%
Available-for-sale securities	12,798	294	9.2%	12,798	851	8.9%
Held-to-maturity securities	31,724	757	9.5%	35,956	2,478	9.2%
Other		85			141
Total interest income/net asset yield	$2,669,955	$47,560	7.1%	$2,545,520	$131,046	6.9%
Interest-bearing liabilities
Repurchase agreements and securitized debt obligations collateralized by:
Loans held-for-investment
Senior loans (2)	$1,774,037	$20,679	4.7%	$1,677,411	$54,875	4.4%
Subordinated loans	9,581	125	5.2%	13,253	452	4.5%
Available-for-sale securities	8,388	91	4.3%	8,411	254	4.0%
Held-to-maturity securities	20,988	255	4.9%	23,410	791	4.5%
Other unassignable:
Convertible senior notes	140,059	2,215	6.3%	139,868	6,601	6.3%
Total interest expense/cost of funds	$1,953,053	$23,365	4.8%	$1,862,353	$62,973	4.5%
Net interest income/spread		$24,195	2.3%		$68,073	2.4%

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(dollars in thousands)	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (1)
Loans held-for-investment
Senior loans (2)	$1,776,641	$27,109	6.1%	$1,554,769	$69,918	6.0%
Subordinated loans	104,139	2,546	9.8%	103,425	7,295	9.4%
Available-for-sale securities	12,798	265	8.3%	12,798	767	8.0%
Held-to-maturity securities	43,442	940	8.7%	44,630	2,792	8.3%
Other		4			10
Total interest income/net asset yield	$1,937,020	$30,864	6.4%	$1,715,622	$80,782	6.3%
Interest-bearing liabilities
Repurchase agreements and note payable to affiliate collateralized by:
Loans held-for-investment
Senior loans (2)	$1,203,859	$12,072	4.0%	$1,125,500	$24,854	2.9%
Subordinated loans	9,597	105	4.4%	23,225	587	3.4%
Available-for-sale securities	8,339	70	3.3%	8,202	195	3.2%
Held-to-maturity securities	26,086	250	3.8%	27,006	740	3.7%
Other unassignable:
Convertible senior notes	—	—	—%	—	—	—%
Total interest expense/cost of funds	$1,247,881	12,497	4.0%	$1,183,933	26,376	3.0%
Net interest income/spread		$18,367	2.4%		$54,406	3.3%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

(2)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

The increase in yields on both senior loans and subordinated loans for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was driven by increases in LIBOR, as the majority are floating-rate loans. The increase in cost of funds on both senior loans and subordinated loans for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was primarily the result of an increase in the proportion of total borrowings financed through repurchase agreements and securitized debt obligations (relative to the note payable to TH Insurance) and secondarily the result of increases in borrowing rates due to increases in LIBOR. The cost of funds associated with our repurchase agreements and securitized debt obligations also includes amortization of deferred debt issuance costs.
The increase in yields on AFS and HTM securities for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was driven by increases in LIBOR, as these CMBS are floating-rate assets. The increase in cost of funds associated with the financing of AFS and HTM securities for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was the result of increases in borrowing rates due to increases in LIBOR.
Our convertible senior notes were issued in December 2017, are unsecured and pay interest semiannually at a rate of 5.625% per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Fee Income
During the three and nine months ended September 30, 2018, we recognized $0.0 million and $1.4 million in fee income, respectively, related to penalty fees charged for early prepayments of loans held-for-investment. We did not recognize any fee income during the three and nine months ended September 30, 2017.

Management Fees
We do not have any employees and are externally managed by PRCM under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, PRCM and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement, we incurred $3.1 million and $9.4 million as a management fee to PRCM for the three and nine months ended September 30, 2018, respectively, and $3.1 million and $3.2 million as a management fee to PRCM for the three and nine months ended September 30, 2017, respectively. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 13 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
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
Servicing Expenses
For the three and nine months ended September 30, 2018, we recognized $0.6 million and $1.6 million, respectively, in servicing expenses related to the subservicing commercial real estate loans, compared to $0.3 million and $1.0 million for the same periods in 2017. The increase in servicing expenses during the three and nine months ended September 30, 2018, as compared to the same period in 2017, was driven by the growth of our investment portfolio, as described above.
Other Operating Expenses
For the three and nine months ended September 30, 2018, we recognized $3.9 million and $12.1 million of other operating expenses, which represents an annualized expense ratio of 1.9% and 1.9% of average equity, respectively. For the three and nine months ended September 30, 2017, we recognized $3.4 million and $7.6 million of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.7% of average equity, respectively. The increase in our operating expense ratio during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business, as well as certain expenses required to maintain a public company.
Included in other operating expenses for the three and nine months ended September 30, 2018 are direct and allocated costs incurred by PRCM on our behalf and reimbursed by us. For the three and nine months ended September 30, 2018, these direct and allocated costs totaled approximately $1.4 million and $4.3 million, respectively, compared to $1.1 million for each of the same periods in 2017. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer, chief operating officer and general counsel of $0.1 million and $1.0 million for the three and nine months ended September 30, 2018, respectively. The allocation of compensation paid to employees of Pine River serving as our chief operating officer, principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and nine months ended September 30, 2018 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s 2017 Equity Incentive Plan, or the Plan (see discussion in Note 16 - Equity Incentive Plan), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer and general counsel of $0.7 million and $2.2 million, respectively.
Also included in other operating expenses for the three and nine months ended September 30, 2017 are direct and allocated costs that were paid by Two Harbors to PRCM Advisers and other third-party vendors. These direct and allocated costs totaled approximately $0.2 million and $4.4 million for the three and nine months ended September 30, 2017, respectively.

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

The following tables provide a summary of our portfolio as of September 30, 2018:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$3,125,807	$2,684,269	$2,661,672	L+4.13%	L+4.91%	3.3	67.2%	62.7%
Subordinated loans	46,666	46,666	46,666	L+9.03%	L+9.33%	6.0	61.8%	56.7%
CMBS	43,324	43,324	43,356	L+7.15%	L+7.73%	2.8	74.1%	74.0%
Total/Wtd. Avg.	$3,215,797	$2,774,259	$2,751,694	L+4.22%	L+5.00%	3.3	67.3%	62.8%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	$144.3	$110.3	$108.7	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	09/17	125.0	108.1	107.1	L+4.45%	L+5.03%	3.0	CT	Office	62.9%	58.9%
Senior	07/16	120.4	108.6	107.9	L+4.45%	L+4.99%	4.0	Various	Office	62.8%	61.5%
Senior	12/15	120.0	120.0	119.9	L+3.65%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	04/16	89.0	89.0	89.0	L+3.70%	L+5.44%	3.0	NY	Industrial	75.9%	55.4%
Senior	05/17	86.7	78.5	77.7	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	11/16	82.3	55.6	55.2	L+3.25%	L+5.78%	3.0	OR	Office	66.5%	51.1%
Senior	10/17	74.8	43.9	43.4	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	68.8	68.0	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	06/16	68.4	56.3	56.0	L+3.87%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	60.8	60.2	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	11/15	66.2	66.2	65.9	L+4.75%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	08/16	65.0	61.8	61.3	L+3.95%	L+5.54%	4.0	NJ	Office	60.8%	63.0%
Senior	04/18	64.0	64.0	63.4	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	12/16	62.3	62.3	61.1	L+3.30%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	01/17	58.6	44.1	43.8	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	56.2	55.7	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	11/15	54.3	45.6	45.5	L+4.55%	L+5.13%	4.0	MD	Office	80.0%	64.5%
Senior	09/17	54.0	53.1	52.7	L+4.38%	L+4.91%	3.0	NY	Industrial	68.7%	72.0%
Senior	05/17	52.0	36.0	35.6	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/15	51.5	50.0	50.0	L+4.65%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	09/18	50.1	19.2	18.7	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	05/18	50.0	49.4	49.0	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	02/16	47.6	45.8	45.5	L+3.78%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Senior	12/17	47.0	28.0	27.6	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	08/17	47.0	37.6	37.2	L+3.65%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	05/18	46.5	29.1	28.8	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	06/17	45.0	45.0	44.6	L+4.50%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	08/18	44.8	37.3	37.0	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	06/18	41.0	41.0	40.6	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/17	40.0	40.0	39.7	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/18	38.8	30.9	30.6	L+3.55%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	06/18	38.1	33.5	32.9	L+7.76%	L+10.13%	1.0	PA	Office	55.6%	63.4%
Senior	12/17	37.2	31.6	31.3	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/16	37.0	34.4	34.1	L+4.27%	L+5.03%	3.0	NY	Multifamily	61.3%	56.9%
Senior	05/17	35.2	28.5	28.2	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	16.0	15.8	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	10/17	34.1	21.9	21.7	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%
Senior	05/17	33.8	27.3	27.1	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.6	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/16	32.2	27.0	26.8	L+4.55%	L+5.16%	3.0	CA	Office	68.6%	48.6%
CMBS	11/15	30.5	30.5	30.5	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Senior	07/17	30.0	30.0	29.8	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	06/18	29.3	18.4	18.1	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	06/18	29.0	29.0	28.7	L+3.55%	L+3.96%	3.0	TX	Multifamily	74.3%	68.2%
Senior	05/17	27.6	27.0	26.8	L+4.57%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	09/17	26.9	23.5	23.3	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	07/17	26.0	22.9	22.8	L+4.20%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	01/18	26.0	26.0	25.8	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	06/18	25.9	12.5	12.3	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
Senior	09/18	25.5	21.1	20.8	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	10/15	25.0	25.0	24.7	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/17	23.6	23.6	23.4	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	08/16	23.4	23.4	23.3	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	01/18	23.4	19.5	19.2	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	03/18	23.0	23.0	22.8	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	16.1	15.9	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	19.9	19.7	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	08/17	21.9	15.4	15.3	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	07/17	21.5	19.6	19.5	L+4.15%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	02/18	21.2	16.5	16.4	L+4.05%	L+4.54%	3.0	CA	Office	71.9%	62.0%
Senior	08/17	20.8	15.0	14.8	L+5.25%	L+6.12%	3.0	FL	Multifamily	74.1%	60.9%
Senior	10/16	20.0	17.7	17.5	L+4.85%	L+5.90%	3.0	NY	Multifamily	73.8%	62.5%
Senior	03/18	19.7	19.7	19.6	L+5.15%	L+5.71%	3.0	CA	Hotel	67.2%	60.0%
Senior	01/17	19.0	19.0	18.8	L+4.80%	L+5.27%	4.0	TX	Retail	70.4%	69.5%
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	04/18	18.5	18.5	18.4	L+3.25%	L+3.53%	3.0	CA	Multifamily	77.1%	70.6%
Senior	04/18	18.5	18.5	18.4	L+3.25%	L+3.53%	3.0	CA	Multifamily	76.8%	64.0%
Senior	12/16	17.5	12.6	12.6	L+5.90%	L+6.97%	3.0	CA	Office	70.4%	65.8%
Mezzanine	08/15	17.0	17.0	17.0	L+8.75%	L+9.03%	2.0	FL	Hotel	70.7%	67.9%
Senior	07/18	16.6	10.5	10.4	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	09/18	16.6	16.6	16.5	L+2.85%	L+3.06%	3.0	SC	Multifamily	79.4%	72.2%
Senior	11/16	15.0	8.6	8.6	L+4.60%	L+5.46%	2.0	NY	Office	76.4%	66.5%
B-Note	01/17	14.7	14.7	14.7	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
CMBS	12/15	12.8	12.8	12.8	L+6.91%	L+6.95%	2.8	Various	Office	65.8%	65.8%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	5.1	5.1	5.1	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$3,215.8	$2,774.3	$2,751.7	L+4.22%	L+5.00%	3.3			67.3%	62.8%
____________________

(1)	“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(3)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

As of September 30, 2018, our borrowings consisted of repurchase agreements collateralized by our pledge of loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, securitized debt obligations issued by a CLO and collateralized by a pool of loans held-for-investment and long-term unsecured convertible senior notes.
As of September 30, 2018, we had outstanding $1.3 billion of repurchase agreements, and the term to maturity ranged from from 39 days to approximately 1.75 years. Repurchase agreements had a weighted average borrowing rate of 4.36% and weighted average remaining maturities of 1.2 years as of September 30, 2018.
As of September 30, 2018, we had outstanding $653.2 million of securitized debt obligations with a weighted average borrowing rate of 3.35% and weighted average remaining maturities of 2.0 years.

On December 12, 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. On January 10, 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2018, the notes had a conversion rate of 50.0548 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses, which were used to originate and acquire our target assets and for general corporate purposes. As of September 30, 2018, the outstanding amount due on convertible senior notes was $140.1 million, net of deferred issuance costs.
As of September 30, 2018, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, which includes unsecured borrowings under convertible senior notes, was 2.5:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, securitized debt obligations, the note payable to TH Insurance and convertible senior notes for the three months ended September 30, 2018, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended September 30, 2018	$1,953,052	$2,074,563	$2,074,563
For the Three Months Ended June 30, 2018	$1,762,115	$1,811,046	$1,900,561
For the Three Months Ended March 31, 2018	$1,634,541	$1,664,201	$1,685,529
For the Three Months Ended December 31, 2017	$1,549,588	$1,642,922	$1,642,922
For the Three Months Ended September 30, 2017	$1,247,881	$1,502,722	$1,502,722

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
As of September 30, 2018, we held $148.2 million in cash and cash equivalents available to support our operations; $2.8 billion of loans held-for-investment, AFS securities and HTM securities; and $2.1 billion of outstanding debt in the form of repurchase agreements, securitized debt obligations and long-term unsecured convertible senior notes. During the three and nine months ended September 30, 2018, our debt-to-equity ratio increased from 2.2:1.0 to 2.5:1.0, predominantly driven by the origination of and increased financing on loans held-for-investment. We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3-to-1 ratio on a company basis. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments, and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of September 30, 2018, we held approximately $148.2 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the nine months ended September 30, 2018, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, convertible notes, issuance of common stock, potential additional securitizations and similar financing arrangements. We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2018, we had repurchase agreements in place with five counterparties (lenders) and a revolving credit facility in place with one counterparty to finance loans held for investment, and two other asset-specific facilities to finance our CMBS, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements due to credit or market events, depending on the repurchase agreement. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

An overview of our repurchase and revolving credit facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	September 30, 2018
(in thousands)	Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2020	No	$467,381	$132,619	$600,000
JPMorgan Chase Bank	June 28, 2019	No	$375,084	$124,916	$500,000
Goldman Sachs Bank	May 2, 2019	No	$195,937	$304,063	$500,000
Citibank	June 28, 2020	No	$134,262	$115,738	$250,000
Wells Fargo Bank (2)	June 28, 2019	No	$80,328	$119,672	$200,000
Revolving credit facilities:
Citibank	April 13, 2020	No	$—	$75,000	$75,000
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	We retain an option to increase the maximum facility capacity amount up to $475 million, subject to customary terms and conditions.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2018:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of September 30, 2018, our unrestricted cash, as defined, was $148.2 million, while 5.0% of our recourse indebtedness, as defined, was $17.4 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 28, 2017 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $624.1 million. As of September 30, 2018, our tangible net worth, as defined, was $825.7 million.

•
Target asset leverage ratio cannot exceed 75.0% and our total leverage ratio cannot exceed 80.0%. As of September 30, 2018, our target asset leverage ratio, as defined, was 46.6% and our total leverage ratio, as defined, was 71.9%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of September 30, 2018, our minimum interest coverage, as defined, was 2.0:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements and securitized debt obligations as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Loans held-for-investment	$2,559,046	$2,202,049
Available-for-sale securities, at fair value	12,830	12,798
Held-to-maturity securities	30,526	42,169
Restricted cash	2,922	565
Total	$2,605,324	$2,257,581

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
The following table provides the maturities of our repurchase agreements, securitized debt obligations and convertible senior notes as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Within 30 days	$—	$22,032
30 to 59 days	28,262	34,514
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	686,948	—
One year and over	1,219,229	1,465,062
Three to five years	140,124	121,314
Total	$2,074,563	$1,642,922

For the three months ended September 30, 2018, our restricted and unrestricted cash and cash equivalents balance increased approximately $44.8 million to $153.5 million at September 30, 2018. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended September 30, 2018, operating activities increased our cash balances by approximately $16.6 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended September 30, 2018, investing activities decreased our cash balances by approximately $218.2 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and held-to-maturity securities.

•
Cash flows from financing activities. For the three months ended September 30, 2018, financing activities increased our cash balance by approximately $246.4 million, primarily driven by net proceeds from repurchase agreements, offset by the payment of the common stock dividends.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of September 30, 2018, we had unfunded commitments on commercial real estate loans held-for-investment of $441.5 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

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
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates decrease net income. As of September 30, 2018, approximately 98.1% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.9% of our portfolio earns a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our repurchase agreements and securitized debt obligations are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2018. All changes in value are measured as the change from our September 30, 2018 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$983	$533	$(553)	$(1,106)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	13	6	(6)	(13)
Repurchase agreements	(557)	(279)	279	557
Securitized debt obligations	(198)	(92)	138	275
Convertible senior notes	(5,112)	(2,527)	2,472	4,889
Total net assets	$(4,866)	$(2,356)	$2,327	$4,597

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(6,392)	$(4,307)	$3,746	$7,491

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2018. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers. This risk is partially mitigated by various facts we consider during our rigorous underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of September 30, 2018, none of the commercial real estate loans in our portfolio were non-performing.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Indenture, dated as of October 12, 2018, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on October 12, 2018).

4.2
Supplemental Indenture, dated as of October 12, 2018, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on October 12, 2018).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2018, filed with the SEC on November 6, 2018, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 6, 2018	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 6, 2018	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)