Form 10-K
period 2018-12-31
Granite Point Mortgage Trust Inc.
filed 2019-02-27
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $780.3 million based on the closing sale price as reported on the NYSE on that date.
As of February 26, 2019 there were 50,885,503 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

GRANITE POINT MORTGAGE TRUST INC.
2018 ANNUAL REPORT ON FORM 10-K

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
We were incorporated on April 7, 2017 and commenced operations as a publicly traded company on June 28, 2017, upon completion of a formation transaction, or the Formation Transaction, pursuant to which we acquired the equity interests in TH Commercial Holdings LLC, or our Predecessor, and its portfolio of commercial mortgage loans and other commercial real estate-related debt investments from Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust (NYSE: TWO). Our Predecessor became our wholly owned indirect subsidiary as a result of the Formation Transaction. In exchange for equity interests of our Predecessor, we issued 33,071,000 shares of our common stock representing approximately 76.5% of our outstanding common stock after the IPO and 1,000 shares of our 10% cumulative redeemable preferred stock having a liquidation preference of $1,000 per share to Two Harbors or an affiliate of Two Harbors, which immediately sold such preferred stock to an unaffiliated third-party investor. On November 1, 2017, Two Harbors distributed the shares of our common stock issued to it in connection with the Formation Transaction by means of a special pro rata dividend to Two Harbors common stockholders. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”. We are externally managed by Pine River Capital Management L.P., or our Manager.
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
Important factors, among others, that may affect our actual results include:

•	the general political, economic, and competitive conditions in the markets in which we invest;

•	defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;

•	our ability to obtain financing arrangements on terms favorable to us or at all;

•	the level and volatility of prevailing interest rates and credit spreads;

•	reductions in the yield on our investments and increases in the cost of our financing;

•	general volatility of the securities markets in which we participate;

•	the return or impact of current or future investments;

•	allocation of investment opportunities to us by our Manager;

•	increased competition from entities investing in our target assets;

•	effects of hedging instruments on our target investments;

•	changes in governmental regulations, tax law and rates, and similar matters;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act;

•	availability of desirable investment opportunities;

•	availability of qualified personnel and our relationship with our Manager;

•	estimates relating to our ability to make distributions to our stockholders in the future;

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

Our investment strategy is to directly originate, invest in and manage a portfolio of commercial real estate loans and other debt and debt-like instruments secured by institutional quality commercial properties managed by experienced owners in attractive markets across the United States. Our extensive real estate expertise, industry relationships, sourcing, and underwriting capabilities aid us in executing on our strategy. We approach the commercial real estate debt markets by emphasizing the following factors:
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
Financing Purpose and Business Plans
We typically provide intermediate-term bridge or transitional financing for a variety of purposes, including acquisitions, recapitalizations, refinancings and a range of business plans including lease-up, renovation, repositioning and repurposing of the property. We believe that the scale and flexibility of our capital, as well as our CRE team’s long-standing industry relationships, enables us to finance strong borrowers and sponsors, and invest in debt collateralized by high-quality properties.
As a long-term, fundamental value-oriented investor, we may adjust our investment strategy as we react to evolving market dynamics. We believe there are enduring opportunities within our target investments that present attractive risk-adjusted returns. However, as economic and business cycles develop, we may expand and/or adjust our investment strategy and target investments to capitalize on various investment opportunities. We believe that our well-diversified portfolio and flexible investment strategy will allow us to actively adapt to changing market conditions and generate attractive long-term returns for our stockholders in a variety of environments.
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
High Quality Portfolio with Attractive Yield
Our portfolio consists of cash-generating commercial real estate debt investments with a principal balance of $3.2 billion as of December 31, 2018, with an additional $626.2 million of potential future funding obligations. The current cash flow of our portfolio should allow us to continue to generate an attractive dividend for our stockholders. Additionally, we believe the scale of our portfolio should allow us better access to capital and an opportunity to build upon existing relationships with our clients.
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
Our Portfolio
As of December 31, 2018, our investment portfolio consisted of 94 commercial real estate debt investments with an aggregate principal balance of $3.2 billion and an additional $626.2 million of potential future funding obligations. The following table and charts provide summary statistics on our portfolio and illustrate diversification across property types and geographies.

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$3,773,465	$3,147,310	$3,121,582	L+3.98%	L+4.75%	3.3	67.1%	63.0%
Subordinated loans	46,331	46,331	46,331	L+9.03%	L+9.33%	6.0	61.7%	56.7%
CMBS	39,494	39,494	39,302	L+7.14%	L+7.70%	2.8	73.8%	73.7%
Total/Wtd. Avg.	$3,859,290	$3,233,135	$3,207,215	L+4.06%	L+4.83%	3.3	67.1%	63.0%
____________________

(1)	“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(3)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

Our Financing Strategy and Leverage
Our financing strategy includes raising capital through public offerings of our equity and debt securities and the available capacity under our repurchase and other financing facilities. Over time, in addition to our current mix of funding sources, we may use other forms of financing including secured and unsecured financing facilities and other credit facilities, securitizations, and public and private, secured and unsecured debt issuances by us or our subsidiaries.
As of December 31, 2018, we had repurchase agreements in place to finance loans held for investment with Morgan Stanley Bank, N.A., JPMorgan Chase Bank, National Association, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Citibank, N.A., for an aggregate maximum facility amount of $2.1 billion, or $2.3 billion inclusive of our option to upsize the Wells Fargo Bank agreement.
In the second quarter of 2018, we financed a pool of commercial real estate loans through a collateralized loan obligation, or CLO, which is consolidated on our financial statements. As of December 31, 2018, the outstanding amount due on the securitized debt obligation was $654.3 million.
As of December 31, 2018, we also had a revolving credit facility in place to finance loans held-for-investment with Citibank, N.A. with a current maximum facility amount of $105.0 million. The facility was temporarily upsized from $75.0 million to $105.0 million at December 31, 2018.
We are not required to maintain any particular debt-to-equity leverage ratio; however, the actual leverage we employ for particular investments will depend upon our assessment of the credit, liquidity, price volatility and other risks of those investments and the financing counterparties, and availability of particular types of financing at the time, as well as the financial covenants under our financing facilities. Our decision to use leverage to finance our assets is at the discretion of our management team and is not subject to the approval of our stockholders. We currently expect that our leverage will not exceed, on a debt to equity basis, a ratio of 3.5-to-1. We endeavor to match the terms and indices of our assets and liabilities, including in certain instances through the use of derivatives. We also seek to minimize the risks associated with recourse borrowing.
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
Management Agreement
Upon completing our IPO on June 28, 2017, we entered into a management agreement with our Manager. We pay our Manager a base management fee equal to 1.5% of equity on an annualized basis, as defined in the management agreement. For purposes of calculating the management fee, equity means the sum of the net proceeds received from all issuances of equity securities, plus cumulative “core earnings” at the end of the most recently completed calendar quarter, less any distributions to stockholders, any amount paid to repurchase stock, and any incentive fees earned by our Manager, but excluding the incentive fee earned in the current quarter. As a result, equity for purposes of calculating the management fee may differ from the amount of stockholders’ equity shown in the financial statements.
Beginning in the fourth quarter of 2018, incentive fees, if earned, are payable to our Manager, as defined in the management agreement. The incentive fee is the excess of (1) the product of (a) 20% and (b) the result of (i) “core earnings” for the previous 12-month period, minus (ii) the product of (A) equity in the previous 12-month period, and (B) 8% per annum, less (2) the sum of any incentive fees paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fees are payable with respect to any calendar quarter unless “core earnings” for the 12 most recently completed calendar quarters in the aggregate is greater than zero.

For purposes of calculating base management and incentive fees, “core earnings” means net income (loss) attributable to common stockholders, excluding non-cash equity compensation expense, incentive fees earned by our Manager, depreciation and amortization, any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable period (regardless of whether such items are included in other comprehensive income or loss or in net income), and one-time events pursuant to changes in U.S. GAAP and certain material non-cash income or expense items, in each case after discussions between our Manager and the independent directors and approved by a majority of the independent directors.
The current term of the management agreement expires on June 28, 2020, and thereafter will automatically renew for successive one-year terms annually until terminated in accordance with the terms of the agreement. Upon termination of the management agreement by us without cause or by our Manager due to the Company’s material breach of the management agreement, we are required to pay a termination fee equal to three times the sum of the average annual base management fee and average annual incentive compensation, in each case earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
In addition, under the terms of an amendment to the management agreement entered into in the fourth quarter of 2018, our Manager agreed to reimburse the Company an amount related to the compensation payable to the sales agents under the Company’s equity distribution agreement by netting such amount from the base management fee payable to our Manager for the applicable quarterly period.
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
Resolution of Potential Conflicts of Interest in Allocation of Investment Opportunities
Our Manager has agreed that for so long as our Manager is managing us, neither our Manager nor any of its affiliates will sponsor or manage any other U.S. publicly traded REIT that invests in senior commercial mortgage loans, mezzanine loans, preferred equity, subordinated mortgage interests, and any other types of investments from time to time mutually agreed to by our Manager and a majority of our independent directors, all of which we refer to as “Specified Target Investments.” In addition, for the period between June 28, 2017 through June 28, 2018, our Manager and its affiliates were precluded from sponsoring or managing one or more private investment funds that invest in investment classes that are the same or similar to the Specified Target Investments, except that the Manager and its affiliates were permitted to perform investment advisory services related to a single Specified Target Investment on a one-off basis for one or more private investors or investment funds, so long as the investment advisory services were provided at the request of a client of the Manager or an affiliate and the Manager promptly notified us that such services had been rendered. The foregoing restrictions on our Manager lapsed on June 28, 2018 and are no longer applicable.
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
REIT Qualification
We have elected and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.
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
Financial Information
Financial information concerning our business for each of 2018, 2017 and 2016 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
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
We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments and could also affect the pricing of these investments.
A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target investments on attractive terms. We compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that our Manager or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Some of our competitors have raised, and may in the future raise, significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
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
Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt. Changes in interest rates and credit spreads may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.
Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.
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
Except for customary nonrecourse carve-outs for certain “bad acts” and environmental liability, most commercial real estate loans are nonrecourse obligations of the borrower, meaning that there is no recourse against the assets of the borrower other than the underlying collateral. In the event of any default under a commercial real estate loan, we bear the risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the loan, which could have a material adverse effect on our results of operations and financial condition. Even if a commercial real estate loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in many cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial real estate loan may provide for limited recourse to a principal or affiliate of a borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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
Our portfolio of investments may be concentrated in terms of geography and asset types and may become concentrated in terms of sponsors, which could subject us to increased risk of loss.
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
The valuation of real estate and therefore the valuation of any collateral underlying our loans is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in loans that involve renovations, restorations, or contruction, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability.
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
The due diligence process that we undertake in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if we incorrectly evaluate the risks of our investments, we may experience losses.
Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to us, we evaluate our potential investments based on criteria we deem appropriate for the relevant investment. Our loss estimates may not prove accurate, as actual results may vary from estimates. If we underestimate the asset-level losses, we may experience losses with respect to such investment.
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
In addition to our senior floating-rate commercial mortgage loans, our portfolio contains mezzanine loans, CMBS, CLOs and a B-note, and in the future, we may invest in preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Any investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

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
Mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on a mezzanine loan or on debt senior to that loan, or if the borrower is in bankruptcy, the mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property.
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
In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.
Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.
To the extent we take title to any of the properties underlying our investments, we may be subject to environmental liabilities arising from such properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.
The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant asset held by us and our ability to make distributions to our stockholders.
To the extent we acquire any property underlying our investments, the presence of hazardous substances on such property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.
The properties underlying our investments may be subject to other unknown liabilities that could adversely affect the value of these properties, and as a result, our investments.
Properties underlying our investments may be subject to other unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to take title to and sell the underlying properties, which could adversely affect our results of operations and financial condition.
The commercial real estate debt investments in which we invest are subject to the property manager’s ability to generate net income from the property, and if net income from the property is insufficient to satisfy debt service, then these investments may be subject to delinquency, foreclosure and loss, which may adversely impact our business, results of operations and financial condition.
We invest in the commercial real estate debt market, with a focus on originating senior commercial mortgage loans, and we may invest in other secondary target investments, including mezzanine loans, B-notes, CMBS, CLOs and preferred equity investments. Such investments are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property, as opposed to the borrower’s independent income or assets. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by numerous factors, including:

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

In the event any of the properties or entities underlying or collateralizing our commercial real estate loans or investments are adversely impacted by any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which in turn would adversely affect our results of operations and financial condition.
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
Borrowers often use the proceeds of a conventional mortgage loan to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.
The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.
Our investments in CMBS, CLOs, and other similar structured finance investments, as well as those we structure, sponsor, or arrange may pose additional risks, including the risks arising from the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
Our portfolio contains CMBS and we may invest in additional CMBS, CLOs and other similar securities in the future, which may be subordinated classes of securities in a structure of securities secured by a pool of loans. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or CDOs because the ability of borrowers to make principal and interest payments on the loans underlying such securities may be impaired.
Subordinate interests such as CMBS, CLOs, CDOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS, CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses
With respect to the CMBS, CLOs and other similar securities, overall control over the special servicing of the related underlying loans are held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of securities in such series. To the extent we acquire classes of existing series of such securities, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. See “Risks Related to Our Financing and Hedging-Use of non-recourse securitizations to finance our loans and investments may expose us to risks that could result in losses” for a discussion of additional risks related to our securitization transactions.

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
Any warehouse finance facilities that we may obtain in the future may limit our ability to originate or acquire assets, and we may incur losses if the collateral is liquidated.
We may utilize, if available, warehouse finance facilities pursuant to which we would accumulate loans in anticipation of a securitization or other financing, which assets would be pledged as collateral for such facilities until the securitization or other transaction is consummated. In order to borrow funds to originate or acquire assets under any future financing facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets.
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
Some of our investments, including the notes issued in our securitization transactions for which we are required to retain a portion of the credit risk, may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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
We depend on third-party service providers, including loan servicers, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in commercial real estate debt investments as well as for general operating purposes. For example, we rely on the servicers who service the commercial real estate loans that we invest in and commercial real estate loans underlying CMBS, CLOs and other commercial real estate debt investments to, among other things, collect principal and interest payments on such commercial real estate loans and perform certain asset management services in accordance with applicable laws and regulations. Loan servicers and other service providers, such as trustees, appraisers and other due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. This may include systems failures, security breaches and errors that could significantly disrupt our business, including resulting in nonperformance of or loss of investments or defaults under our financing facilities.
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

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.
As of December 31, 2018, our loan portfolio included $3.2 billion of floating rate loans for which the interest rate was tied to LIBOR. If LIBOR is no longer available, our loan documents generally allow us to choose a new index based upon comparable information. For some of our more seasoned loans, however, if LIBOR is no longer available, we may need to renegotiate with borrowers to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “Risk Factors-Risks Related to Our Financing and Hedging-Our use of leverage may create a mismatch with the duration and interest rate of investments that we are financing.”

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
Our existing financing facilities impose, and additional financing facilities may impose, restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy.
We borrow funds under repurchase agreements and other financing arrangements with various counterparties. The documents that govern these financing arrangements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
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
Use of non-recourse securitizations to finance our loans and investments, may expose us to risks that could result in losses.
We have securitized and may in the future, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments. This involves creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity or other securities issued by the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities backed by loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have in the past, and may in the future retain a pari passu participations in some or all of the securitized loans. Investments in CMBS, CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
Prior to any such financing, we may use facilities to finance the acquisition of securities until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments to maximize the efficiency of a CMBS, CLO or private placement issuance. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the loans we acquire declines prior to securitization. Declines in the value of a commercial real estate loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.

The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
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
We currently guarantee certain obligations of our subsidiaries under the various financing facilities that provide for significant aggregate borrowings and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness.
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
Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to changes to, or the elimination of, LIBOR, see “Risk Factors-Risks Related to Our Lending and Investment Activities-Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.” Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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
Our Manager and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours, and thus will face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. Additionally, the ability of our Manager, and the officers and employees providing services to us under the management agreement, to engage in other business activities may reduce the time our Manager spends managing us. For example, our Manager and its affiliates, including certain of our officers and directors, may also serve as officers, directors or partners of other private investment vehicles, including new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by our Manager’s affiliates or our Manager. Under the management agreement, none of our officers are required to devote a specific amount of time to our affairs. Accordingly, we may compete with the existing funds of our Manager, its investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers and other personnel.
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
Neither our Manager nor any of its affiliates is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Chief Executive Officer, Chief Investment Officer, Chief Operating Officer, Chief Financial Officer and General Counsel are expected to spend a substantial portion of their time on our affairs, key personnel, including these individuals, provided to us by our Manager may become unavailable to us as a result of their departure from our Manager or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any other funds they may manage, and such conflicts may not be resolved in our favor. Each of our executive officers is an employee of an affiliate of our Manager, and may currently or in the future have significant responsibilities for funds or other vehicles managed by our Manager or its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.
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
If the market value or income potential of our assets declines, we may need to increase our real estate assets and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exclusion from the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any assets we may own. We may have to make decisions that we otherwise would not make absent the REIT qualification and Investment Company Act considerations.

State licensing requirements cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us and our operations.
Nonbank companies are generally required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and may prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; and restrictions on advertising. Obtaining and maintaining licenses cause us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.
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
We are subject to regulation by laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements imposed on our financing providers change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our and our Manager’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on us and our Manager’s and service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of our Manager and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us or our Manager because we hold a significant amount of confidential and sensitive information. As a result, we and our Manager may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Manager’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we or our Manager takes to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although we and our Manager have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to us or our Manager, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our or our Manager’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of us or our Manager. We or our Manager could be required to make a significant investment to remedy the effects of any such failures, harm to our reputations, legal claims that we and our Manager may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.
In addition, our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or Manager’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or Manager’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or Manager’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or our Manager fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our or our Manager’s security measures.
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business could have a material adverse impact on our ability to continue to operate our business without interruption. Our and our Manager’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our ability to timely prepare consolidated financial statements.
Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, loan loss reserves and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely have a significant adverse effect on our stock price.

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
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20%. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a TRS or a disregarded entity, and no more than 25% of our assets can consist of debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements, we must dispose of a portion of our assets or otherwise come into compliance within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

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
The maximum U.S. federal income tax rate for qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares of common stock.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to the TCJA, as of January 1, 2018, the highest marginal individual income tax rate is reduced to 37%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. There can be no assurance as to how these or any other tax rate changes in the future will impact the attractiveness of an investment in our shares or the value of our securities.
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
The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While we do not anticipate a material effect on our operations, we continue to analyze and monitor the application of the TCJA to our businesses, our competitors and the economic environment.

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
The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing or syndicating loans that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of, securitize or syndicate loans in a manner that was treated as a sale of the loans, or if we frequently buy and sell securities in a manner that is treated as dealer activity with respect to such securities for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though direct sales by us or those structures might otherwise be beneficial to us.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying REIT income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act.
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
“Excess inclusion income” is subject to taxation in all events. While we do not currently realize or distribute excess inclusion income to our shareholders, it is possible that we may do so in the future. In the event we do realize or distribute excess inclusion income, we do not expect the amount of any such excess inclusion income to be substantial.
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
Future issuances of equity or debt securities, which may include securities that would rank senior to our common stock, may adversely affect the market price of the shares of our common stock.
The issuance of additional shares of our common stock, including in connection with the conversion of our outstanding 5.625% convertible senior notes due 2022 and/or our outstanding 6.375% convertible senior notes due 2023, through the equity distribution agreement we entered into pursuant to which we may sell, from time to time, up to an aggregate of 8,000,000 share of our common stock or in connection with other future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we decide to issue debt or equity securities which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our common stock. Therefore holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make, and restrictions related to our financing facilities may limit, distributions to our stockholders at any time in the future.
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
Our financing facilities and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants (e.g., liquidity and net worth covenants), and other customary provisions that may restrict our ability to pay dividends.
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
The super-majority vote requirements do not apply if, among other considerations, the transaction complies with a minimum price and form of consideration requirements prescribed by the statute. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. As permitted by the MGCL, our board of directors by resolution exempt business combinations (i) between us and any person not then already an interested stockholder, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons) and (ii) between us and our Manager or any of its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any other person as described above, and as a result, any such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute.
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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Prior to our formation on June 28, 2017, there had been no public trading market for our common stock. Following June 28, 2017, our common stock has been listed on the NYSE under the symbol “GPMT”. As of February 26, 2019, 50,885,503 shares of common stock were issued and outstanding.

Holders
As of February 20, 2019, there were 290 registered holders and approximately 57,199 beneficial owners of our common stock.
Our stock transfer agent and registrar is Equiniti Trust Company. Requests for information from Equiniti Trust Company can be sent to Equiniti Trust Company, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Equity Incentive Plan was adopted by our board of directors and approved by our stockholders on June 14, 2017 for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including affiliates and personnel of our Manager and its affiliates, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards.
The following table presents certain information about the Plan as of December 31, 2018:

	December 31, 2018
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	2,857,072
Equity compensation plans not approved by stockholders (1)	—	—
Total	—	$—	2,857,072
___________________

(1)	For a detailed description of the Plan, see Note 17 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at June 28, 2017, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500 and Bloomberg REIT Mortgage Index

Index	6/28/17	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18
Granite Point Mortgage Trust Inc.	$100.00	$99.84	$100.53	$97.25	$94.19	$106.77	$112.18	$109.74
S&P 500	$100.00	$99.30	$103.75	$110.64	$100.53	$103.99	$112.00	$96.86
Bloomberg REIT Mortgage Index	$100.00	$99.21	$102.67	$102.58	$97.95	$102.58	$105.17	$99.12

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our common stock during the fiscal years ended December 31, 2018 and 2017.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. As a result of our Formation Transaction on June 28, 2017, we are considered a continuation of our Predecessor’s business operations. Accordingly, our Predecessor’s historical results of operations and cash flows are included in our consolidated financial statements and the following selected financial data. Certain amounts for prior periods have been reclassified to conform to the 2018 presentation.

	For the Years Ended December 31,
(in thousands, except share data)	2018	2017	2016	2015 (1)
Interest income:
Loans held-for-investment	$179,284	$113,050	$55,627	$8,410
Available-for-sale securities	1,160	1,035	1,002	84
Held-to-maturity securities	3,194	3,726	4,192	645
Cash and cash equivalents	242	26	7	—
Total interest income	183,880	117,837	60,828	9,139
Interest expense:
Repurchase agreements	62,432	37,968	8,611	396
Securitized debt obligations	17,660	—	—	—
Revolving credit facilities	648	—	—	—
Convertible senior notes	10,783	397	—	—
Note payable to affiliate	—	4,098	2,418	81
Total interest expense	91,523	42,463	11,029	477
Net interest income	92,357	75,374	49,799	8,662
Other income:
Realized gain on sales of loans held-for-investment	—	—	—	181
Fee income	1,446	—	203	14
Total other income	1,446	—	203	195
Expenses:
Management fees	12,509	9,737	7,173	1,178
Servicing expenses	2,196	1,354	605	73
Other operating expenses	16,025	10,982	6,878	7,398
Total expenses	30,730	22,073	14,656	8,649
Income before income taxes	63,073	53,301	35,346	208
(Benefit from) provision for income taxes	(2)	(4)	(11)	70
Net income	63,075	53,305	35,357	138
Dividends on preferred stock	100	50	—	—
Net income attributable to common stockholders	$62,975	$53,255	$35,357	$138
Basic earnings per weighted average common share (See Note 19)	$1.45	$0.60	$—	$—
Diluted earnings per weighted average common share (See Note 19)	$1.42	$0.60	$—	$—
Dividends declared per common share	$1.62	$0.70	$—	$—
Basic weighted average number of shares of common stock outstanding	43,445,384	43,234,671	—	—
Diluted weighted average number of shares of common stock outstanding	52,039,997	43,234,671	—	—
____________________

(1)	Commenced operations on January 7, 2015.

	For the Years Ended December 31,
(in thousands, except share data)	2018	2017	2016	2015 (1)
Comprehensive income:
Net income attributable to common stockholders	$62,975	$53,255	$35,357	$138
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net	(192)	112	(112)	—
Other comprehensive (loss) income	(192)	112	(112)	—
Comprehensive income attributable to common stockholders	$62,783	$53,367	$35,245	$138
____________________

(1)	Commenced operations on January 7, 2015.

	At December 31,
(in thousands)	2018	2017	2016	2015
Loans held-for-investment	$3,167,913	$2,304,266	$1,364,291	$582,693
Total assets	$3,361,881	$2,499,130	$1,495,607	$722,744
Repurchase agreements	$1,500,543	$1,521,608	$451,167	$59,349
Securitized debt obligations	$654,263	$—	$—	$—
Revolving credit facilities	$75,000	$—	$—	$—
Convertible senior notes	$268,138	$121,314	$—	$—
Note payable to affiliate	$—	$—	$593,631	$167,262
Total stockholders’ equity	$827,531	$828,621	$427,991	$486,942

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

Our Company
We are a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We were formed to continue and expand the commercial real estate lending business established by Two Harbors Investment Corp., or Two Harbors, a publicly traded hybrid mortgage real estate investment trust. In the first quarter of 2015, Two Harbors established its commercial real estate lending business, TH Commercial Holdings LLC, collectively with its subsidiaries, our Predecessor. Concurrently with the closing of our initial public offering, or the IPO, on June 28, 2017, we completed a formation transaction, or the Formation Transaction, pursuant to which we acquired from Two Harbors the equity interests in our Predecessor, including its portfolio of commercial real estate debt investments and related financing. In exchange, we issued 33,071,000 shares of our common stock and 1,000 shares of our 10% cumulative redeemable preferred stock to Two Harbors. Upon the completion of the Formation Transaction, our Predecessor became our wholly owned indirect subsidiary. On November 1, 2017, Two Harbors distributed to its common stockholders the 33,071,000 shares of our common stock it had acquired in connection with the Formation Transaction, allowing our market capitalization to be fully floating. We are externally managed by Pine River Capital Management L.P., or our Manager.
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

Our Portfolio
As of December 31, 2018, our investment portfolio consisted of 92 commercial real estate loans and two commercial mortgage-backed securities, or CMBS, having an aggregate principal balance of $3.2 billion and $39.5 million, respectively, with an additional $626.2 million of potential future funding obligations, diversified across geographies, property types, structures and credits.

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

Based on current market conditions, we expect that the majority of our investments will continue to consist of senior commercial mortgage loans directly originated by us and secured by cash-flowing properties located in the United States. These investments typically pay interest at rates that are determined periodically on the basis of a floating base lending rate, primarily LIBOR plus a premium,and have an expected term between three and five years.
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

Overview
Our 2018 efforts focused on four strategic objectives that we believe have positioned us for long-term success.

•
Efficiently deploying capital available either from capital markets activities or repayments of our investments. Over the second half of 2017, we successfully and prudently invested the capital we raised in our June 2017 IPO. To provide additional growth capital, in December 2017 we accessed the capital markets via the private issuance of 5 year senior unsecured convertible notes. As a result, we began 2018 with significant investable funds allowing us to further grow our business. Over the course of the year, we prudently deployed our investable capital into assets with an attractive risk-return profile. By the end of the third quarter of 2018, our capital was substantially fully invested, at which point, in October 2018, we again successfully accessed the capital markets via the public issuance of 5 year senior unsecured convertible notes to provide us with additional funds to further grow our business.

•
Diversifying capital structure and financing sources. We are focused on actively managing the funding sources we use to finance our investments. Over the course of 2018 we engaged in various activities to diversify and expand our financing sources. In April 2018, established a short-term secured financing facility to help us manage our liquidity and our loan closing process. Additionally, in May 2018, we issued our inaugural CLO securitization, which provided us with efficiently priced, term-matched, non-recourse, and non-mark-to-market financing. Both initiatives further diversified our liabilities structure, which remains one of our ongoing strategic objectives.

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

•
Maintaining “best in class” investment, corporate governance, investor relations and disclosure practices. We have established effective controls in the areas of operations, accounting, information technology and investor relations.

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
Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We will continue to actively explore additional types of funding facilities in order to further diversify our financing sources.
In October 2018, we closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. We do not not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2018, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
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
On December 12, 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. On January 10, 2018, an additional $18.8 million in notes were issued in connection with the exercise of the initial purchaser’s option. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2018, the notes had a conversion rate of 50.1610 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses. We intend to use these proceeds to originate and acquire our target assets and for general corporate purposes.

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
Operating Expenses - Investment Management and Corporate Overhead
We incur significant general and administrative costs, including certain costs related to being a public company and costs incurred on our behalf by our Manager. We expect these costs to decline as a percentage of revenue as our company and portfolio continue to grow. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own. Our Manager performs these services for us and provides us with a comprehensive suite of investment and portfolio management services.
Under our management agreement with our Manager, we pay all costs and expenses of our Manager incurred on our behalf in order to operate our business, as well as all compensation costs for certain personnel providing services to us under the management agreement, other than personnel directly involved in supporting the investment function. We also pay our Manager a quarterly base management fee equal to 0.375% (a 1.50% annual rate) of our equity and an incentive fee, which is payable, if earned, beginning in the fourth quarter of 2018, as defined in the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 14 - Commitments and Contingencies of the notes to the consolidated financial statements.
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
Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long-term, and as such they are carried at amortized cost on our consolidated balance sheets. We evaluate our investments for impairment on a quarterly basis and impairments are recognized when it is probable that we will not be able to collect all amounts estimated to be collected at the time of origination of the investment. We evaluate impairment (both interest and principal) based on the present value of expected future cash flows discounted at the investment’s effective interest rate or the fair value of the collateral less estimated costs to sell.
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
Loans Held-for-Investment and Provision for Loan Losses
Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because commercial mortgage loans are collateralized either by real property or by equity interests in the borrower, impairment is measured by comparing the estimated fair value of the underlying collateral less estimated costs to sell to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan is determined to be impaired, an allowance to reduce the carrying value of the loan is recorded through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.
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
Our U.S. GAAP net income attributable to common stockholders was $16.7 million and $63.0 million ($0.37 and $1.42 per diluted weighted average share) for the three and twelve months ended December 31, 2018, as compared to U.S. GAAP net income attributable to common stockholders of $14.1 million and $53.3 million ($0.33 and $0.60 per diluted weighted average share) for the three and twelve months ended December 31, 2017. We have calculated earnings per share only for the period common stock was outstanding, referred to as the post-formation period. We have defined the post-formation period to be the period from the date we commenced operations as a publicly traded company on June 28, 2017 and on. Earnings per share is calculated by dividing the net income for the post-formation period by the weighted average number of shares outstanding during the post-formation period.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities do not impact our U.S. GAAP net income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and twelve months ended December 31, 2018, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $223,971 and $(191,975), respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $16.7 million and $63.0 million, resulted in comprehensive income attributable to common stockholders of $16.4 million and $62.8 million for the three and twelve months ended December 31, 2018, respectively. For the three and twelve months ended December 31, 2017, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $15,998 and and net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $111,985, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $14.1 million and $53.3 million, resulted in comprehensive income attributable to common stockholders of $14.1 million and $53.4 million for the three and twelve months ended December 31, 2017, respectively.

The following tables present the components of our comprehensive income for the three and twelve months ended December 31, 2018 and 2017, and the twelve months ended December 31, 2016:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2018	2017	2018	2017	2016
Interest income:	(unaudited)
Loans held-for-investment	$51,708	$35,837	$179,284	$113,050	$55,627
Available-for-sale securities	309	268	1,160	1,035	1,002
Held-to-maturity securities	716	934	3,194	3,726	4,192
Cash and cash equivalents	101	16	242	26	7
Total interest income	52,834	37,055	183,880	117,837	60,828
Interest expense:
Repurchase agreements	17,000	15,659	62,432	37,968	8,611
Securitized debt obligations	7,092	—	17,660	—	—
Convertible senior notes	4,182	397	10,783	397	—
Revolving credit facilities	276	—	648	—
Note payable to affiliate	—	31	—	4,098	2,418
Total interest expense	28,550	16,087	91,523	42,463	11,029
Net interest income	24,284	20,968	92,357	75,374	49,799
Other-than-temporary impairment losses	—	—	—	—	—
Other income:
Fee income	—	—	1,446	—	203
Total other income	—	—	1,446	—	203
Expenses:
Management fees	3,075	3,020	12,509	9,737	7,173
Servicing expense	628	392	2,196	1,354	605
Other operating expenses	3,884	3,421	16,025	10,982	6,878
Total expenses	7,587	6,833	30,730	22,073	14,656
Income before income taxes	16,697	14,135	63,073	53,301	35,346
Benefit from income taxes	—	(1)	(2)	(4)	(11)
Net income	16,697	14,136	63,075	53,305	35,357
Dividends on preferred stock	25	25	100	50	—
Net income attributable to common stockholders	$16,672	$14,111	$62,975	$53,255	$35,357
Basic earnings per weighted average common share (See Note 19)	$0.38	$0.33	$1.45	$0.60	$—
Diluted earnings per weighted average common share (See Note 19)	$0.37	$0.33	$1.42	$0.60
Dividends declared per common share	$0.42	$0.38	$1.62	$0.70	$—
Weighted average number of shares of common stock outstanding:
Basic	43,502,583	43,235,103	43,445,384	43,234,671
Diluted	56,264,771	43,235,103	52,039,997	43,234,671	—

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2018	2017	2018	2017	2016
Comprehensive income:	(unaudited)
Net income attributable to common stockholders	$16,672	$14,111	$62,975	$53,255	$35,357
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(224)	(16)	(192)	112	(112)
Other comprehensive (loss) income	(224)	(16)	(192)	112	(112)
Comprehensive income attributable to common stockholders	$16,448	$14,095	$62,783	$53,367	$35,245

(in thousands)	December 31, 2018	December 31, 2017
Balance Sheet Data:
	(unaudited)
Loans held-for-investment	$3,167,913	$2,304,266
Total assets	$3,361,881	$2,499,130
Repurchase agreements	$1,500,543	$1,521,608
Securitized debt obligations	$654,263	$—
Revolving credit facilities	$75,000	$—
Convertible senior notes	$268,138	$121,314
Total stockholders’ equity	$827,531	$828,621

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2018 and 2017.
Interest Income
Interest income increased from $37.1 million and $117.8 million for the three and twelve months ended December 31, 2017 to $52.8 million and $183.9 million for the same periods in 2018, due to the origination of 44 commercial real estate loans with a principal balance of $1.2 billion, additional fundings of $139.5 million provided on existing loan commitments and upsizings of $24.5 million, offset by repayments of $484.2 million during the period from December 31, 2017 to December 31, 2018.
Interest Expense
Interest expense increased from $16.1 million and $42.5 million for the three and twelve months ended December 31, 2017 to $28.6 million and $91.5 million for the same periods in 2018, due to increased financing on the originations and acquisitions described above, as well as an increase in the proportion of total borrowings financed through repurchase agreements, securitized debt obligations and revolving credit facilities (relative to the note payable to TH Insurance), increases in borrowing rates due to increases in LIBOR and the issuance of convertible senior notes.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three and twelve months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018			Year Ended December 31, 2018
(dollars in thousands)	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (1)
Loans held-for-investment
Senior loans (2)	$2,868,457	$50,495	7.0%	$2,525,123	$173,367	6.9%
Subordinated loans	46,474	1,213	10.4%	57,278	5,917	10.3%
Available-for-sale securities	12,798	309	9.7%	12,798	1,160	9.1%
Held-to-maturity securities	28,666	716	10.0%	34,096	3,194	9.4%
Other		101			242
Total interest income/net asset yield	$2,956,395	$52,834	7.1%	$2,629,295	$183,880	7.0%
Interest-bearing liabilities
Repurchase agreements and securitized debt obligations collateralized by:
Loans held-for-investment
Senior loans (2)	$1,967,781	$23,917	4.9%	$1,690,665	$78,793	4.7%
Subordinated loans	9,551	129	5.4%	12,328	580	4.7%
Available-for-sale securities	8,367	93	4.4%	8,400	346	4.1%
Held-to-maturity securities	18,482	229	5.0%	22,178	1,021	4.6%
Other unsecured:
Convertible senior notes	268,029	4,182	6.2%	168,321	10,783	6.4%
Total interest expense/cost of funds	$2,272,210	$28,550	5.0%	$1,901,892	$91,523	4.8%
Net interest income/spread		$24,284	2.1%		$92,357	2.2%

	Three Months Ended December 31, 2017			Year Ended December 31, 2017
(dollars in thousands)	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (1)
Loans held-for-investment
Senior loans (2)	$2,109,498	$33,283	6.3%	$1,694,445	$103,200	6.1%
Subordinated loans	103,919	2,554	9.8%	103,553	9,850	9.5%
Available-for-sale securities	12,798	268	8.4%	12,798	1,035	8.1%
Held-to-maturity securities	42,815	934	8.7%	44,172	3,726	8.4%
Other		16			26
Total interest income/net asset yield	$2,269,030	$37,055	6.5%	$1,854,968	$117,837	6.4%
Interest-bearing liabilities
Repurchase agreements and note payable to affiliate collateralized by:
Loans held-for-investment
Senior loans (2)	$1,466,658	$15,148	4.1%	$1,210,790	$40,002	3.3%
Subordinated loans	22,087	213	3.9%	22,940	800	3.5%
Available-for-sale securities	8,475	73	3.4%	8,270	267	3.2%
Held-to-maturity securities	25,996	256	3.9%	26,754	997	3.7%
Other unsecured:
Convertible senior notes	26,373	397	6.0%	6,647	397	6.0%
Total interest expense/cost of funds	$1,549,589	16,087	4.1%	$1,275,401	42,463	3.3%
Net interest income/spread		$20,968	2.4%		$75,374	3.1%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

(2)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

The increase in yields on both senior loans and subordinated loans for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was driven by increases in LIBOR, as the majority are floating-rate loans. The increase in cost of funds on both senior loans and subordinated loans for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was primarily the result of an increase in the proportion of total borrowings financed through repurchase agreements, revolving credit facilities, securitized debt obligations (relative to the note payable to TH Insurance) and increases in borrowing rates due to increases in LIBOR. The cost of funds associated with our repurchase agreements, revolving credit facilities and securitized debt obligations also includes amortization of deferred debt issuance costs.
The increase in yields on AFS and HTM securities for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was driven by increases in LIBOR, as these CMBS are floating-rate assets. The increase in cost of funds associated with the financing of AFS and HTM securities for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was the result of increases in borrowing rates due to increases in LIBOR.
Our convertible senior notes were issued in December 2017 and October 2018, are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Fee Income
During the twelve months ended December 31, 2018, we recognized $1.4 million in fee income related to penalty fees charged for early prepayments of loans held-for-investment. We did not recognize any fee income during the three months ended December 31, 2018 and the three and twelve months ended December 31, 2017.

Management Fees
We do not have any employees and are externally managed by our Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, our Manager and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement, we incurred $3.1 million and $12.5 million as a management fee to our Manager for the three and twelve months ended December 31, 2018, respectively, and $3.0 million and $6.3 million as a management fee to our Manager for the three and twelve months ended December 31, 2017, respectively. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 14 - Commitments and Contingencies of the notes to the consolidated financial statements.
Prior to the IPO and Formation Transaction, our Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers LLC, or PRCM Advisers, a subsidiary of our Manager. Under its management agreement with PRCM Advisers as in effect during the relevant period, Two Harbors paid PRCM Advisers a base management fee equal to 1.5% of its adjusted equity on an annualized basis. Our Predecessor was allocated management fees incurred by Two Harbors of $3.4 million for the period from January 1, 2017 through June 27, 2017.
Servicing Expenses
For the three and twelve months ended December 31, 2018, we recognized $0.6 million and $2.2 million, respectively, in servicing expenses related to the subservicing of commercial real estate loans, compared to $0.4 million and $1.4 million for the same periods in 2017. The increase in servicing expenses during the three and twelve months ended December 31, 2018, as compared to the same period in 2017, was driven by the growth of our investment portfolio, as described above.
Other Operating Expenses
For the three and twelve months ended December 31, 2018, we recognized $3.9 million and $16.0 million of other operating expenses, which represents an annualized expense ratio of 1.9% of average equity for both periods. For the three and twelve months ended December 31, 2017, we recognized $3.4 million and $11.0 million of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.7% of average equity, respectively. The increase in our operating expense ratio during the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business, as well as certain expenses required to maintain a public company.
Included in other operating expenses for the three and twelve months ended December 31, 2018 and 2017 are direct and allocated costs incurred by our Manager on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2018, these direct and allocated costs totaled approximately $1.9 million and $8.6 million, respectively, compared to $1.2 million and $2.2 million for the same periods in 2017. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer, chief operating officer and general counsel of $0.2 million and $1.3 million for the three and twelve months ended December 31, 2018, respectively, compared to $0.2 million and $0.3 million for the same periods in 2017. The allocation of compensation paid to employees of Pine River serving as our chief operating officer, principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and twelve months ended December 31, 2018 and 2017 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s 2017 Equity Incentive Plan, or the Plan (see discussion in Note 17 - Equity Incentive Plan), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer and general counsel of $0.4 million and $2.6 million, respectively, compared to $0.4 million and $0.8 million for the same periods in 2017.
Also included in other operating expenses for the three and twelve months ended December 31, 2017 are direct and allocated costs that were paid by Two Harbors to PRCM Advisers and other third-party vendors. These direct and allocated costs totaled approximately $0.2 million and $4.5 million for the three and twelve months ended December 31, 2017, respectively.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following analysis focuses on financial results during the years ended December 31, 2017 and 2016.
Interest Income
Interest income increased from $60.8 million for the year ended December 31, 2016 to $117.8 million for the year ended December 31, 2017, due to the origination and acquisition of 27 commercial real estate debt and related investments with a principal balance of $1.0 billion and additional fundings of $69.1 million provided on existing loan commitments and upsizings of $1.2 million, offset by repayments of $106.5 million during the period from December 31, 2016 to December 31, 2017.

Interest Expense
Interest expense increased from $11.0 million for the year ended December 31, 2016 to $42.5 million for the year ended December 31, 2017, due to increased financing on the originations and acquisitions described above, as well as increases in borrowing rates due to increases in LIBOR and the issuance of convertible senior notes.
Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(dollars in thousands)	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (1)
Loans held-for-investment
Senior loans (2)	$1,694,445	$103,200	6.1%	$822,172	$46,817	5.7%
Subordinated loans	103,553	9,850	9.5%	89,661	8,810	9.8%
Available-for-sale securities	12,798	1,035	8.1%	13,273	1,002	7.5%
Held-to-maturity securities	44,172	3,726	8.4%	53,401	4,192	7.9%
Other		26			7
Total interest income/net asset yield	$1,854,968	$117,837	6.4%	$978,507	$60,828	6.2%
Interest-bearing liabilities
Repurchase agreements and securitized debt obligations collateralized by:
Loans held-for-investment
Senior loans (2)	$1,210,790	$40,002	3.3%	$550,169	$9,240	1.7%
Subordinated loans	22,940	800	3.5%	22,024	554	2.5%
Available-for-sale securities	8,270	267	3.2%	8,457	226	2.7%
Held-to-maturity securities	26,754	997	3.7%	31,850	1,009	3.2%
Other unassignable:
Convertible senior notes	6,647	397	6.0%	—	—	—%
Total interest expense/cost of funds	$1,275,401	42,463	3.3%	$612,500	11,029	1.8%
Net interest income/spread		$75,374	3.1%		$49,799	4.4%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities, and HTM securities.

(2)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

The increase in yields on senior loans, subordinated loans, AFS securities and HTM securities for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was driven by increases in LIBOR, as the majority are floating-rate assets. The increase in cost of funds on senior loans, subordinated loans, AFS securities and HTM securities for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to the note payable to TH Insurance) and secondarily the result of increases in borrowing rates due to increases in LIBOR.
Our convertible senior notes were issued in December 2017, are unsecured and pay interest semiannually at a rate of 5.625% per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.

Management Fees
We do not have any employees and are externally managed by our Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, our Manager and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement with our Manager, we incurred $6.3 million as a management fee to our Manager for the year ended December 31, 2017. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 14 - Commitments and Contingencies of the notes to the consolidated financial statements.
Prior to the IPO and Formation Transaction, our Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers. Under its management agreement with PRCM Advisers as in effect during the relevant period, Two Harbors paid PRCM Advisers a base management fee equal to 1.5% of its adjusted equity on an annualized basis. Our Predecessor was allocated management fees incurred by Two Harbors of $3.4 million for the period from January 1, 2017 through June 27, 2017 and $7.2 million for the year ended December 31, 2016.
Servicing Expenses
For the years ended December 31, 2017 and 2016, we recognized $1.4 million and $0.6 million, respectively, in servicing expenses related to the subservicing of commercial mortgage loans. The increase in servicing expenses during the year ended December 31, 2017, as compared to the year ended December 31, 2016, was driven by the growth of our investment portfolio, as described above.
Other Operating Expenses
For the years ended December 31, 2017 and 2016, we recognized $11.0 million and $6.9 million of other operating expenses, which represents an annualized expense ratio of 1.7% and 1.5% of average common equity for the respective periods. The increase in our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business, as well as certain expenses required to maintain a public company incurred during the year ended December 31, 2017.
Included in other operating expenses for the year ended December 31, 2017 were direct and allocated costs incurred by our Manager on our behalf and reimbursed by us of approximately $1.2 million. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer, chief operating officer and general counsel of $0.3 million for the year ended December 31, 2017. We did not have any named officers in 2016. The allocation of compensation paid to employees of Pine River serving as our chief operating officer, principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the year ended December 31, 2017 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 17 - Equity Incentive Plan), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer and general counsel of $0.8 million.
Also included in other operating expenses are direct and allocated costs that were paid by Two Harbors to PRCM Advisers and other third-party vendors. For the years ended December 31, 2017 and 2016, these direct and allocated costs totaled approximately $4.5 million and $6.9 million, respectively.

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

The following tables provide a summary of our portfolio as of December 31, 2018:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$3,773,465	$3,147,310	$3,121,582	L+3.98%	L+4.75%	3.3	67.1%	63.0%
Subordinated loans	46,331	46,331	46,331	L+9.03%	L+9.33%	6.0	61.7%	56.7%
CMBS	39,494	39,494	39,302	L+7.14%	L+7.70%	2.8	73.8%	73.7%
Total/Wtd. Avg.	$3,859,290	$3,233,135	$3,207,215	L+4.06%	L+4.83%	3.3	67.1%	63.0%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	$144.3	$112.9	$111.5	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	09/17	125.0	108.0	107.3	L+4.45%	L+5.03%	3.0	CT	Office	62.9%	58.9%
Senior	07/16	120.4	108.7	108.0	L+4.45%	L+4.99%	4.0	Various	Office	62.8%	61.5%
Senior	12/15	119.9	119.9	119.8	L+3.65%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	12/18	92.0	27.0	26.0	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	04/16	89.0	89.0	89.0	L+3.70%	L+5.44%	3.0	NY	Industrial	75.9%	55.4%
Senior	05/17	86.7	79.1	78.4	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	11/16	82.3	59.0	58.6	L+3.25%	L+5.78%	3.0	OR	Office	66.5%	51.1%
Senior	10/17	74.8	44.5	44.2	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	68.8	68.2	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	06/16	68.4	58.2	57.9	L+3.87%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	60.8	60.3	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	08/16	65.0	63.5	63.1	L+3.95%	L+5.54%	4.0	NJ	Office	60.8%	63.0%
Senior	04/18	64.0	64.0	63.5	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	12/16	62.3	62.3	61.2	L+3.30%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/18	60.1	42.8	42.3	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	58.6	44.6	44.3	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	56.2	55.8	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	11/15	54.3	46.6	46.5	L+4.55%	L+5.13%	4.0	MD	Office	80.0%	64.5%
Senior	09/17	54.0	53.1	52.8	L+4.38%	L+4.91%	3.0	NY	Industrial	68.7%	72.0%
Senior	10/18	52.2	47.5	47.1	L+2.70%	L+3.10%	3.0	NJ	Industrial	73.9%	68.8%
Senior	05/17	52.0	36.0	35.7	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/15	51.5	50.2	50.2	L+4.65%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	11/15	51.4	51.4	51.2	L+4.75%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	12/18	51.0	51.0	50.5	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	09/18	50.1	19.2	18.8	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	05/18	50.0	49.7	49.3	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	10/18	49.0	15.0	14.6	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%
Senior	12/18	49.0	40.8	40.4	L+2.93%	L+3.39%	3.0	NY	Industrial	56.5%	56.3%
Senior	02/16	47.6	46.0	45.7	L+3.78%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Senior	12/17	47.0	31.0	30.6	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	08/17	47.0	40.5	40.1	L+3.65%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	05/18	46.5	29.9	29.6	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	06/18	46.0	41.0	40.6	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	06/17	45.0	45.0	44.7	L+4.50%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	08/18	44.8	38.3	38.0	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	08/17	40.0	40.0	39.8	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	11/18	39.6	16.2	15.8	L+4.54%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	05/18	38.8	32.0	31.8	L+3.55%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	06/18	38.1	33.5	33.1	L+7.76%	L+10.13%	1.0	PA	Office	55.6%	63.4%
Senior	12/17	37.2	31.8	31.5	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/16	37.0	34.4	34.2	L+4.27%	L+5.03%	3.0	NY	Multifamily	61.3%	56.9%
Senior	10/18	36.8	29.4	29.0	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	05/17	35.2	28.6	28.3	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	16.8	16.5	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	12/18	34.1	26.9	26.6	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	10/17	34.1	21.9	21.7	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%
Senior	05/17	33.8	27.6	27.4	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.6	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/16	32.2	27.2	27.1	L+4.55%	L+5.16%	3.0	CA	Office	68.6%	48.6%
Senior	05/17	30.9	28.5	28.4	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	07/17	30.0	30.0	29.9	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	06/18	29.3	19.0	18.7	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	06/18	29.0	29.0	28.7	L+3.55%	L+3.96%	3.0	TX	Multifamily	74.3%	68.2%
Senior	11/18	28.6	23.8	23.4	L+3.50%	L+4.12%	3.0	TN	Office	61.8%	63.6%
Senior	12/18	27.5	20.5	20.3	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	09/17	26.9	23.5	23.4	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
CMBS	11/15	26.7	26.7	26.7	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Senior	07/17	26.0	23.5	23.3	L+4.20%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	26.0	20.7	20.4	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	06/18	25.9	25.9	25.6	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
Senior	09/18	25.5	21.0	20.8	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	10/15	25.0	25.0	24.8	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	10/18	23.7	8.3	8.2	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	08/17	23.6	23.6	23.5	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	08/16	23.4	23.4	23.3	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	01/18	23.3	19.7	19.5	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	03/18	23.0	23.0	22.9	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	16.3	16.2	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	19.9	19.7	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	08/17	21.9	16.7	16.6	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	12/18	21.8	7.5	7.3	L+4.44%	L+5.56%	3.0	PA	Multifamily	61.5%	67.0%
Senior	07/17	21.5	20.0	19.9	L+4.15%	L+4.42%	3.0	GA	Multifamily	75.6%	65.8%
Senior	10/18	21.5	18.2	18.0	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	12/18	21.2	19.5	19.4	L+3.42%	L+3.88%	2.0	MN	Multifamily	73.6%	73.7%
Senior	02/18	21.2	17.3	17.1	L+4.05%	L+4.54%	3.0	CA	Office	71.9%	62.0%
Senior	08/17	20.8	15.0	14.9	L+5.25%	L+6.12%	3.0	FL	Multifamily	74.1%	60.9%
Senior	10/16	20.0	17.7	17.6	L+4.85%	L+5.90%	3.0	NY	Multifamily	73.8%	62.5%
Senior	03/18	19.8	19.8	19.5	L+5.15%	L+5.71%	3.0	CA	Hotel	67.2%	60.0%
Senior	01/17	19.0	19.0	18.8	L+4.80%	L+5.27%	4.0	TX	Retail	70.4%	69.5%
Senior	11/18	19.0	13.1	12.9	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	04/18	18.5	18.5	18.4	L+3.25%	L+3.53%	3.0	CA	Multifamily	77.1%	70.6%
Senior	04/18	18.5	18.5	18.4	L+3.25%	L+3.53%	3.0	CA	Multifamily	76.8%	64.0%
Senior	12/16	17.5	12.6	12.5	L+5.90%	L+6.97%	3.0	CA	Office	70.4%	72.0%
Mezzanine	08/15	17.0	17.0	17.0	L+8.75%	L+9.03%	2.0	FL	Hotel	70.7%	67.9%
Senior	07/18	16.6	10.4	10.3	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	09/18	16.5	16.5	16.5	L+2.85%	L+3.06%	3.0	SC	Multifamily	79.4%	72.2%
Senior	11/18	16.2	16.0	15.8	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Mezzanine	01/17	14.7	14.7	14.6	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
CMBS	12/15	12.8	12.8	12.6	L+6.91%	L+6.95%	2.8	Various	Office	65.8%	65.8%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	4.8	4.8	4.8	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$3,859.3	$3,233.1	$3,207.2	L+4.06%	L+4.83%	3.3			67.1%	63.0%
____________________

(1)	“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(3)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

As of December 31, 2018, our borrowings consisted of repurchase agreements and revolving credit facilities collateralized by our pledge of loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, securitized debt obligations issued by a CLO and collateralized by a pool of loans held-for-investment and long-term unsecured convertible senior notes.
As of December 31, 2018, we had outstanding $1.5 billion of repurchase agreements, and the term to maturity ranged from from 39 days to approximately 1.5 years. Repurchase agreements had a weighted average borrowing rate of 4.61% and weighted average remaining maturities of 0.9 years as of December 31, 2018.
As of December 31, 2018, we had outstanding $75.0 million of revolving credit facilities with a weighted average borrowing rate of 5.2% and weighted average remaining maturities of 1.3 years.
As of December 31, 2018, we had outstanding $654.3 million of securitized debt obligations with a weighted average borrowing rate of 3.58% and weighted average remaining maturities of 1.7 years.
On December 12, 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. On January 10, 2018, an additional $18.8 million in notes were issued in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses, which were used to originate and acquire our target assets and for general corporate purposes. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2018, the notes had a conversion rate of 50.1610 shares of common stock per $1,000 principal amount of the notes. As of December 31, 2018, the outstanding amount due on convertible senior notes was $268.1 million, net of deferred issuance costs.
In October 2018, we closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. We do not not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2018, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
As of December 31, 2018, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, which includes unsecured borrowings under convertible senior notes, was 3.0:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, revolving credit facilities, securitized debt obligations and convertible senior notes for the three months ended December 31, 2018, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended December 31, 2018	$2,272,209	$2,497,944	$2,497,945
For the Three Months Ended September 30, 2018	$1,953,052	$2,074,563	$2,074,563
For the Three Months Ended June 30, 2018	$1,762,115	$1,811,046	$1,900,561
For the Three Months Ended March 31, 2018	$1,634,541	$1,664,201	$1,685,529
For the Three Months Ended December 30, 2017	$1,549,588	$1,642,922	$1,642,922

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$63.1	$63.1
Permanent differences
GAAP net income prior to formation	—	—	—
Other permanent differences	—	(0.4)	(0.4)
Temporary differences
Net accretion of OID and market discount	—	6.3	6.3
Net realized gains	—	5.0	5.0
Other temporary differences	—	2.6	2.6
Estimated taxable income	—	76.6	76.6
Dividend declaration deduction	—	(76.6)	(76.6)
Estimated taxable income post-dividend deduction	$—	$—	$—

	Year Ended December 31, 2017
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$53.3	$53.3
Permanent differences
GAAP net income prior to formation	—	(27.5)	(27.5)
Other permanent differences	—	(0.1)	(0.1)
Temporary differences			—
Net accretion of OID and market discount	—	6.0	6.0
Net realized gains	—	—	—
Other temporary differences	—	0.7	0.7
Estimated taxable income	—	32.4	32.4
Dividend declaration deduction	—	(32.4)	(32.4)
Estimated taxable income post-dividend deduction	$—	$—	$—

The permanent tax differences recorded in 2018 and 2017 include income prior to our formation as well as a recurring difference in compensation expense related to restricted stock dividends. Temporary differences were principally timing differences between U.S. GAAP and tax accounting related to accretion from loans held-for-investment and amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations.

Dividends
For the year ended December 31, 2018, we declared dividends totaling $1.62 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2018, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes. The following table presents cash dividends declared on our common stock since our formation:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 19, 2018	December 31, 2018	January 18, 2019	$0.42
September 20, 2018	October 2, 2018	October 18, 2018	$0.42
June 20, 2018	July 2, 2018	July 18, 2018	$0.40
March 15, 2018	March 29, 2018	April 18, 2018	$0.38
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

The following table summarizes dividends declared since our formation and their related tax characterization (per share amounts):

		Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution
2018	$1.62	$1.59	$—	$0.03
2017	$0.70	$0.70	$—	$—

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
On February 5, 2019, the Company closed an underwritten public offering of 6,850,000 shares of its common stock.  The Company received total proceeds from the offering of approximately $130.0 million.  In addition, the Company granted the underwriters a thirty-day option to purchase up to an additional 1,027,500 shares of its common stock.
As of December 31, 2018, we held $91.7 million in cash and cash equivalents available to support our operations; $3.2 billion of loans held-for-investment, AFS securities and HTM securities; and $2.5 billion of outstanding debt in the form of repurchase agreements, revolving credit facilities, securitized debt obligations and long-term unsecured convertible senior notes. During the three and twelve months ended December 31, 2018, our debt-to-equity ratio increased from 2.5:1.0 to 3.0:1.0 and from 2.0:1.0 to 3.0:1.0, respectively, predominantly driven by the origination of and increased financing on loans held-for-investment. We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3.5-to-1 ratio on a company basis. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments, and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of December 31, 2018, we held approximately $91.7 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2018, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, securitizations, convertible notes, issuance of common stock, potential additional securitizations and similar financing arrangements. We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2018, we had repurchase agreements in place with five counterparties (lenders) and a revolving credit facility in place with one counterparty to finance loans held for investment, and two other asset-specific facilities to finance our CMBS, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements and revolving credit facilities, we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements due to credit or market events, depending on the repurchase agreement or revolving credit facility. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
An overview of our repurchase and revolving credit facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	December 31, 2018
(in thousands)	Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2020	No	$475,474	$124,526	$600,000
JPMorgan Chase Bank	June 28, 2019	No	$455,900	$44,100	$500,000
Goldman Sachs Bank	May 2, 2019	No	$251,785	$248,215	$500,000
Citibank	June 28, 2020	No	$182,991	$67,009	$250,000
Wells Fargo Bank (2)	June 28, 2019	No	$108,540	$91,460	$200,000
Revolving credit facilities:
Citibank (3)	April 13, 2020	No	$75,000	$30,000	$105,000
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	We retain an option to increase the maximum facility capacity amount up to $475 million, subject to customary terms and conditions.

(3)	The facility was temporarily upsized from $75 million to $105 million at December 31, 2018.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2018:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2018, our unrestricted cash, as defined, was $91.7 million, while 5.0% of our recourse indebtedness, as defined, was $39.3 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 28, 2017 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $626.5 million. As of December 31, 2018, our tangible net worth, as defined, was $827.5 million.

•
Target asset leverage ratio cannot exceed 75.0% and our total leverage ratio cannot exceed 80.0%. As of December 31, 2018, our target asset leverage ratio, as defined, was 69.5% and our total leverage ratio, as defined, was 75.4%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of December 31, 2018, our minimum interest coverage, as defined, was 1.9:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities and securitized debt obligations as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Loans held-for-investment	$2,807,810	$2,202,049
Available-for-sale securities, at fair value	12,606	12,798
Held-to-maturity securities	26,696	42,169
Restricted cash	2,922	565
Total	$2,850,034	$2,257,581

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

The following table provides the maturities of our repurchase agreements, revolving credit facilities, securitized debt obligations and convertible senior notes as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Within 30 days	$—	$22,032
30 to 59 days	25,854	34,514
60 to 89 days	—	—
90 to 119 days	36,371	—
120 to 364 days	874,317	—
One year and over	1,293,264	1,465,062
Three to five years	268,138	121,314
Five to ten years	—	—
Ten years and over	—	—
Total	$2,497,944	$1,642,922

For the year ended December 31, 2018, our restricted and unrestricted cash balance increased approximately $12.7 million to $123.4 million at December 31, 2018. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the year ended December 31, 2018, operating activities increased our cash balances by approximately $57.4 million, primarily driven by our financial results for the year.

•
Cash flows from investing activities. For the year ended December 31, 2018, investing activities decreased our cash balances by approximately $835.3 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and held-to-maturity securities.

•
Cash flows from financing activities. For the year ended December 31, 2018, financing activities increased our cash balance by approximately $790.6 million, primarily driven by net proceeds from revolving credit facilities, securitized debt obligations and the issuance of convertible senior notes, offset by the payment of the common stock dividends.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of December 31, 2018, we had unfunded commitments on commercial real estate loans held-for-investment of $626.2 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, convertible senior notes, revolving credit facilities, interest expense on borrowings, our non-cancelable office leases, management fees payable under our management agreement and unfunded commitments on commercial mortgage loans held-for-investment:

	Due During the Year Ended December 31,
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Repurchase agreements	$842,078	$658,465	$—	$—	$—	$—	$1,500,543
Convertible senior notes	—	—	—	140,316	127,822	—	268,138
Revolving credit facilities	—	75,000	—	—	—	—	75,000
Interest expense on borrowings (1)	67,153	32,223	16,041	15,393	6,117	—	136,927
Long-term operating lease obligations	694	849	849	869	896	1,858	6,015
Management fee (2)	12,299	43,203	—	—	—	—	55,502
Unfunded commitments on loans held-for-investment (3)	148,717	337,095	140,343	—	—	—	626,155
Total	$1,070,941	$1,146,835	$157,233	$156,578	$134,835	$1,858	$2,668,280
____________________

(1)	Interest expense on repurchase agreements, convertible senior notes and revolving credit facilities calculated based on rates at December 31, 2018.

(2)
Contractual obligation for the management fee is estimated through the contract expiration date of June 28, 2020, inclusive of the termination fee as defined in the management agreement between us and our Manager. Disclosure assumes the agreement is not renewed or terminated without cause.

(3)	Allocation of unfunded commitments on loans held-for-investment is based on the earlier of the commitment expiration date or the loan maturity date.

We are party to a management agreement with our Manager, pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses from us. We reimburse our Manager for (i) our allocable share of the compensation paid by our Manager to its personnel serving as our chief operating officer, principal financial officer and general counsel and personnel employed by our Manager as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us, and (ii) any amounts for personnel of our Manager’s affiliates arising under a shared facilities and services agreement. We also have certain costs allocated to us by our Manager for data services and technology, but most direct expenses with third-party vendors are paid directly by us.
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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Our Business - Operating and Regulatory Structure” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the Investment Company Act in order to maintain our exempt status. As of December 31, 2018, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2018. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2018. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2018, we believe that we qualified as a REIT under the Code.
The Protecting Americans from Tax Hikes Act of 2015 contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act reduced the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which is applicable with respect to tax years beginning after December 31, 2017. We currently monitor our compliance with this TRS asset test and, in light of this change, we intend to continue to meet the requirement.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs and taxable REIT subsidiaries. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our taxable REIT subsidiaries.
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
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates decrease net income. As of December 31, 2018, approximately 98.3% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.7% of our portfolio earns a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our repurchase agreements and securitized debt obligations are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2018. All changes in value are measured as the change from our December 31, 2018 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,165	$646	$(649)	$(1,298)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	11	6	(6)	(11)
Repurchase agreements	(647)	(323)	323	647
Securitized debt obligations	(275)	(138)	138	275
Convertible senior notes	(9,612)	(4,751)	4,643	9,182
Total net assets	$(9,353)	$(4,557)	$4,446	$8,790

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(6,697)	$(4,826)	$4,894	$9,788

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2018. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers. This risk is partially mitigated by various facts we consider during our rigorous underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of December 31, 2018, none of the commercial real estate loans in our portfolio were non-performing.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of repurchase agreements and revolving credit facilities. Should the value of our investments pledged as collateral on our repurchase agreements significantly decrease, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement and revolving credit facility counterparties chose not to provide ongoing funding, our ability to finance our investments would decline or exist at possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreements or other sources of financing which require us to renew them on a periodic basis.
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

Item 8. Financial Statements and Supplementary Data

GRANITE POINT MORTGAGE TRUST INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Minneapolis, Minnesota
February 27, 2019

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Loans held-for-investment	$3,167,913	$2,304,266
Available-for-sale securities, at fair value	12,606	12,798
Held-to-maturity securities	26,696	42,169
Cash and cash equivalents	91,700	107,765
Restricted cash	31,723	2,953
Accrued interest receivable	10,268	7,105
Deferred debt issuance costs	3,924	8,872
Prepaid expenses	1,055	390
Other assets	15,996	12,812
Total Assets (1)	$3,361,881	$2,499,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,500,543	$1,521,608
Securitized debt obligations	654,263	—
Revolving credit facilities	75,000	—
Convertible senior notes	268,138	121,314
Accrued interest payable	6,394	3,119
Unearned interest income	510	197
Dividends payable	18,346	16,454
Other liabilities	10,156	6,817
Total Liabilities	2,533,350	1,669,509
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 43,621,174 and 43,235,103 shares issued and outstanding, respectively	436	432
Additional paid-in capital	836,288	829,704
Accumulated other comprehensive loss	(192)	—
Cumulative earnings	91,875	28,800
Cumulative distributions to stockholders	(100,876)	(30,315)
Total Stockholders’ Equity	827,531	828,621
Total Liabilities and Stockholders’ Equity	$3,361,881	$2,499,130
____________________

(1)
The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At December 31, 2018 and December 31, 2017, assets of the VIEs totaled $829,147 and $46,068, and liabilities of the VIEs totaled $654,952 and $0, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2018	2017	2016
Interest income:
Loans held-for-investment	$179,284	$113,050	55,627
Available-for-sale securities	1,160	1,035	1,002
Held-to-maturity securities	3,194	3,726	4,192
Cash and cash equivalents	242	26	7
Total interest income	183,880	117,837	60,828
Interest expense:
Repurchase agreements	62,432	37,968	8,611
Securitized debt obligations	17,660	—	—
Convertible senior notes	10,783	397	—
Revolving credit facilities	648	—	—
Note payable to affiliate	—	4,098	2,418
Total interest expense	91,523	42,463	11,029
Net interest income	92,357	75,374	49,799
Other income:
Fee income	1,446	—	203
Total other income	1,446	—	203
Expenses:
Management fees	12,509	9,737	7,173
Servicing expenses	2,196	1,354	605
Other operating expenses	16,025	10,982	6,878
Total expenses	30,730	22,073	14,656
Income before income taxes	63,073	53,301	35,346
Benefit from income taxes	(2)	(4)	(11)
Net income	63,075	53,305	35,357
Dividends on preferred stock	100	50	—
Net income attributable to common stockholders	$62,975	$53,255	$35,357
Basic earnings per weighted average common share (See Note 19)	$1.45	$0.60	$—
Diluted earnings per weighted average common share (See Note 19)	$1.42	$0.60	$—
Dividends declared per common share	$1.62	$0.70	$—
Weighted average number of shares of common stock outstanding:
Basic weighted average number of shares of common stock outstanding	43,445,384	43,234,671	—
Diluted weighted average number of shares of common stock outstanding	52,039,997	43,234,671	—
Comprehensive income:
Net income attributable to common stockholders	$62,975	$53,255	$35,357
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(192)	112	(112)
Other comprehensive (loss) income	(192)	112	(112)
Comprehensive income attributable to common stockholders	$62,783	$53,367	$35,245
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, December 31, 2015	—	$—	$486,804	$—	$138	$—	$486,942
Capital contributions from Two Harbors Investment Corp.	—	—	10,000	—	—	—	10,000
Distributions to Two Harbors Investment Corp.	—	—	(104,196)	—	—	—	(104,196)
Net income	—	—	—	—	35,357	—	35,357
Other comprehensive loss before reclassifications, net of tax	—	—	—	(112)	—	—	(112)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—
Net other comprehensive loss, net of tax	—	—	—	(112)	—	—	(112)
Balance, December 31, 2016	—	$—	$392,608	$(112)	$35,495	$—	$427,991
Capital contributions from Two Harbors Investment Corp.	—	—	254,785	—	—	—	254,785
Distributions to Two Harbors Investment Corp.	—	—	(308)	—	(60,000)	—	(60,308)
Net income	—	—	—	—	53,305	—	53,305
Other comprehensive income before reclassifications	—	—	—	112	—	—	112
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	112	—	—	112
Issuance of common stock, net of offering costs	43,071,000	431	181,533	—	—	—	181,964
Common dividends declared	—	—	—	—	—	(30,265)	(30,265)
Preferred dividends declared	—	—	—	—	—	(50)	(50)
Non-cash equity award compensation	164,103	1	1,086	—	—	—	1,087
Balance, December 31, 2017	43,235,103	$432	$829,704	$—	$28,800	$(30,315)	$828,621
Net income	—	—	—	—	63,075	—	63,075
Other comprehensive loss before reclassifications	—	—	—	(192)	—	—	(192)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive loss	—	—	—	(192)	—	—	(192)
Issuance of common stock, net of offering costs	164,940	2	3,090	—	—	—	3,092
Common dividends declared	—	—	—	—	—	(70,461)	(70,461)
Preferred dividends declared	—	—	—	—	—	(100)	(100)
Non-cash equity award compensation	221,131	2	3,494	—	—	—	3,496
Balance, December 31, 2018	43,621,174	$436	$836,288	$(192)	$91,875	$(100,876)	$827,531
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$63,075	$53,305	$35,357
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(12,852)	(7,963)	(7,244)
Amortization of deferred debt issuance costs on convertible senior notes and securitized debt obligations	3,785	4,573	1,375
Equity based compensation	3,496	1,087	—
Depreciation of fixed assets	19	—	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(3,163)	(3,360)	(2,178)
Increase in prepaid expenses	(665)	(390)	—
Increase in other assets	(3,203)	(5,072)	(5,431)
Increase in accrued interest payable	3,275	2,464	582
Increase (decrease) in unearned interest income	313	54	(12)
Increase in income taxes payable	—	—	(70)
(Decrease) increase in other payables to affiliates	—	(21,460)	13,173
Increase (decrease) in other liabilities	3,339	6,258	(47)
Increase in 10% cumulative redeemable preferred stock	—	1,000	—
Net cash provided by operating activities	57,419	30,496	35,505
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(1,319,529)	(1,032,478)	(775,731)
Proceeds from repayment of loans held-for-investment	468,734	100,466	1,377
Principal payments on available-for-sale securities	—	—	2,202
Principal payments on held-to-maturity securities	15,473	6,083	15,008
Decrease (increase) in due from counterparties	—	249	(249)
Net cash used in investing activities	(835,322)	(925,680)	$(757,393)
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	1,228,361	1,735,685	998,698
Principal payments on repurchase agreements	(1,249,426)	(665,244)	(606,880)
Proceeds from issuance of securitized debt obligations	651,374	—	—
Proceeds from convertible senior notes	145,928	121,288	—
Proceeds from revolving credit facilities	124,394	—	—
Repayment of revolving credit facilities	(49,394)	—	—
Proceeds from note payable to affiliate	—	110,653	437,888
Repayment of note payable to affiliate	—	(704,285)	(11,518)
Decrease (increase) in deferred debt issuance costs	4,948	(11,054)	(2,163)
Proceeds from issuance of common stock, net of offering costs	3,092	181,964	—
Proceeds from capital contribution from Two Harbors Investment Corp.	—	254,785	10,000
Payments for distributions of capital to Two Harbors Investment Corp.	—	(60,308)	(104,196)
Dividends paid on preferred stock	(100)	(25)	—
Dividends paid on common stock	(68,569)	(13,836)	—
Net cash provided by financing activities	790,608	949,623	721,829
Net increase (decrease) in cash, cash equivalents and restricted cash	12,705	54,439	(59)
Cash, cash equivalents, and restricted cash at beginning of period	110,718	56,279	56,338
Cash, cash equivalents, and restricted cash at end of period	$123,423	$110,718	$56,279
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$88,248	$39,999	$10,448
Cash (received) paid for taxes	$(5)	$(4)	$64
Noncash Activities:
Acquisition of TH Commercial Holdings LLC from Two Harbors Investment Corp. in exchange for common and preferred shares (See Note 1)	$—	$651,000	$—
Dividends declared but not paid at end of period	$18,346	$16,454	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. The Company is externally managed by Pine River Capital Management L.P., or the Manager. The Company’s common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”.
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
Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, the Company was the sole certificate holder of a trust entity that held a commercial mezzanine loan. The trust was considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. As the Company had both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidated the trust. The underlying loan was classified as a loan held-for-investment on the consolidated balance sheets. The loan was legally isolated from the Company and had been structured to be beyond the reach of creditors of the Company. In the second quarter of 2018, the Company financed a pool of its commercial real estate loans through a CLO, which is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the CLO that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the CLO and classifies the underlying loans as loans held-for-investment. Interest income on loans held-for-investment is recorded on the consolidated statements of comprehensive income.
Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because the Company’s loans held-for-investment are collateralized by real property or are collateral dependent, impairment is measured by comparing the estimated fair value of the underlying collateral less estimated costs to sell to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan is determined to be impaired, the Company records an allowance to reduce the carrying value of the loan through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

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
Securitized Debt Obligations
In the second quarter of 2018, the Company financed a pool of its commercial real estate loans through a collateralized loan obligation, or CLO, retaining the subordinate securities in its investment portfolio. The securitization was accounted for as a financing arrangement and consolidated on the Company’s consolidated financial statements. The securitized debt obligations not retained by the Company, which are nonrecourse to the Company beyond the assets held in the CLO, are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
Revolving Credit Facilities
The Company finances the acquisition of its loans held-for-investment through the use of revolving credit facilities. Borrowings under revolving credit generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The revolving credit facilities are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
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
Income Taxes
The Company has elected to be taxed as a REIT under the Code and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the tax Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed a TRS, as defined in the Code, to engage in such activities. The TRS’s activities are subject to income taxes as well as any REIT taxable income not distributed to stockholders.
The Company assesses its tax positions for all open tax years (2015, 2016 and 2017) and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and other expense, respectively, in its consolidated statements of comprehensive income. There were no interest or penalties recorded during the periods presented in these financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The Tax Cuts and Jobs Act of 2017 (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs and taxable REIT subsidiaries. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced from 35% to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives.
Related Party Management Fee and Operating Expenses
The Company does not have any employees and is externally managed by the Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays the Manager a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 14 - Commitments and Contingencies.
Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers LLC, or PRCM Advisers, a subsidiary of the Manager. Under its management agreement with PRCM Advisers, Two Harbors pays the Manager Advisers a base management fee equal to 1.5% of its equity on an annualized basis.
Additionally, certain direct and allocated operating expenses paid by the Manager to third-party vendors and by Two Harbors to PRCM Advisers and other third-party vendors are included in the Company’s consolidated statements of comprehensive income.
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
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period from the date the Company commenced operations as a publicly traded company and completed its IPO and Formation Transaction on June 28, 2017 through December 31, 2018. Prior to its IPO and Formation Transaction, the Company did not have any publicly issued common stock. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. If the assumed conversion of convertible notes into common shares is dilutive, diluted earnings per share is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net income attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count.
Other Comprehensive Income (Loss)
Current period net unrealized gains and losses on AFS securities are reported as components of accumulated other comprehensive income (loss) on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive income.
Equity Incentive Plan
The Company has adopted the 2017 Equity Incentive Plan, or the Plan, to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of the Manager and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 17 - Equity Incentive Plan for further details regarding the Plan.
The cost of equity-based compensation awarded to personnel provided by the manager is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, and amortized over the vesting term.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

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
The following table presents information about the Company’s repurchase agreements that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Gross amounts of repurchase agreements	$1,500,543	$1,521,608
Gross amounts offset in the consolidated balance sheets	—	—
Net amounts of repurchase agreements presented in the consolidated balance sheets	1,500,543	1,521,608
Gross amounts not offset against repurchase agreements in the consolidated balance sheets (1):
Financial instruments	(1,500,543)	(1,521,608)
Cash collateral received (pledged)	—	—
Net amount	$—	$—
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

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
Accounting for Share-Based Payments to Nonemployees
In June 2018, the FASB issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, equity-classified nonemployee awards will be measured on and fixed at the grant date, rather than measured at fair value at each reporting date until the date at which the nonemployee’s performance is complete. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.
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
As of December 31, 2017, the Company was the sole certificate holder of a trust entity that holds a commercial mezzanine loan. The trust is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. Because the Company had both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidated the trust. The loan held by the trust was repaid during the three months ended March 31, 2018. As a result, the Company no longer consolidates the trust on its consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table presents a summary of the assets and liabilities of all variable interest entities consolidated on the Company’s consolidated balance sheets as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Loans held-for-investment	$795,259	$45,890
Restricted cash	26,136	—
Accrued interest receivable	2,622	178
Other assets	5,130	—
Total Assets	$829,147	$46,068
Securitized debt obligations	$654,263	$—
Accrued interest payable	689	—
Total Liabilities	$654,952	$—

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within available-for-sale securities, at fair value, and held-to-maturity securities on the consolidated balance sheets. As of December 31, 2018 and December 31, 2017, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $39.3 million and $55.0 million, respectively.

Note 4. Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. In the second quarter of 2018, the Company financed a pool of its commercial real estate loans through a CLO, which is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the CLO that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the CLO and classifies the underlying loans as loans held-for-investment. Additionally, at December 31, 2017 the Company was the sole certificate holder of a trust entity that held a commercial mezzanine loan. The underlying loan held by the trust was consolidated on the Company’s consolidated balance sheet and classified as loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,147,310	$31,679	$14,652	$3,193,641
Unamortized (discount) premium	(151)	—	—	(151)
Unamortized net deferred origination fees	(25,577)	—	—	(25,577)
Carrying value	$3,121,582	$31,679	$14,652	$3,167,913
Unfunded commitments	$626,155	$—	$—	$626,155
Number of loans	88	3	1	92
Weighted average coupon	6.4%	11.4%	8.0%	6.5%
Weighted average years to maturity (2)	2.0	1.9	8.1	2.0

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	December 31, 2017
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$2,220,361	$88,945	$14,845	$2,324,151
Unamortized (discount) premium	(169)	(9)	—	(178)
Unamortized net deferred origination fees	(19,752)	45	—	(19,707)
Carrying value	$2,200,440	$88,981	$14,845	$2,304,266
Unfunded commitments	$337,623	$1,580	$—	$339,203
Number of loans	53	5	1	59
Weighted average coupon	5.9%	9.7%	8.0%	6.0%
Weighted average years to maturity (2)	2.3	2.0	9.1	2.4
____________________

(1)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

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

(dollars in thousands)	December 31, 2018		December 31, 2017
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,495,128	47.2%	$1,223,642	53.1%
Multifamily	569,259	18.0%	356,016	15.4%
Hotel	427,611	13.5%	274,416	11.9%
Retail	324,447	10.2%	254,786	11.1%
Industrial	351,468	11.1%	195,406	8.5%
Total	$3,167,913	100.0%	$2,304,266	100.0%

(dollars in thousands)	December 31, 2018		December 31, 2017
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,171,691	37.0%	$896,361	38.9%
West	694,223	21.9%	509,088	22.1%
Southwest	681,108	21.5%	454,088	19.7%
Southeast	369,961	11.7%	346,623	15.0%
Midwest	250,930	7.9%	98,106	4.3%
Total	$3,167,913	100.0%	$2,304,266	100.0%

At December 31, 2018 and December 31, 2017, the Company pledged loans held-for-investment with a carrying value of $2.9 billion and $2.2 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and securitized debt obligations. See Note 10 - Repurchase Agreements, Note 11 - Revolving Credit Facilities and Note 12 - Securitized Debt Obligations.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table summarizes activity related to loans held-for-investment for the years ended December 31, 2018 and December 31, 2017.

	Year Ended December 31,
(in thousands)	2018	2017
Balance at beginning of period	$2,304,266	$1,364,291
Originations, acquisitions and additional fundings	1,338,224	1,048,423
Repayments	(468,734)	(100,466)
Net discount accretion (premium amortization)	27	(5)
Increase in net deferred origination fees	(18,694)	(15,945)
Amortization of net deferred origination fees	12,824	7,968
Allowance for loan losses	—	—
Balance at end of period	$3,167,913	$2,304,266

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of December 31, 2018 and December 31, 2017:

(dollars in thousands)	December 31, 2018			December 31, 2017
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	9	$354,791	$353,583	6	$414,695	$413,314
2	78	2,680,297	2,656,679	50	1,840,638	1,822,134
3	3	121,133	120,496	3	68,818	68,818
4	2	37,420	37,155	—	—	—
5	—	—	—	—	—	—
Total	92	$3,193,641	$3,167,913	59	$2,324,151	$2,304,266

The Company has not identified any impaired loans and it has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the face value and carrying value (which approximates fair value) of AFS securities as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Face value	$12,798	$12,798
Gross unrealized gains	—	—
Gross unrealized losses	(192)	—
Carrying value	$12,606	$12,798

On December 31, 2018, the Company’s AFS securities had contractual maturities of less than one year.
At December 31, 2018 and December 31, 2017, the Company pledged AFS securities with a carrying value of $12.6 million and $12.8 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
At December 31, 2018, the Company’s AFS securities were in an unrealized loss position. At December 31, 2017, the Company’s AFS securities had a carrying value equal to their face value.
Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for other-than-temporary impairments, or OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive (loss) income. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the years ended December 31, 2018, 2017 and 2016 as expected cash flows were greater than amortized cost for all AFS securities held.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) in the Company’s consolidated statements of comprehensive income. The Company did not sell any AFS securities during the years ended December 31, 2018, 2017 and 2016.

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Face value	$26,696	$42,169
Unamortized premium (discount)	—	—
Carrying value	$26,696	$42,169

On December 31, 2018, the Company’s HTM securities had contractual maturities of less than one year.
At December 31, 2018 and December 31, 2017, the Company pledged HTM securities with a carrying value of $26.7 million and $42.2 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the years ended December 31, 2018, 2017 and 2016, as expected cash flows were greater than amortized cost for all HTM securities held.

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. As of December 31, 2018 and December 31, 2017, the Company had $5.6 million and $3.0 million, respectively, as collateral for repurchase agreements and by counterparties to support activities related to securities. In addition, as of December 31, 2018, the Company held $26.1 million in restricted cash representing proceeds from principal paydowns of loans held in the CLO.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2018 and December 31, 2017 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$91,700	$107,765
Restricted cash	31,723	2,953
Total cash, cash equivalents and restricted cash	$123,423	$110,718

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Loans held-for-investment	$10,089	$6,880
Available-for-sale securities	57	51
Held-to-maturity securities	122	174
Total	$10,268	$7,105

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

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
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the consolidated balance sheet and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified its CMBS AFS as Level 2 fair value assets at December 31, 2018 and December 31, 2017.
Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its consolidated balance sheets.

	Recurring Fair Value Measurements
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,606	$—	$12,606
Total assets	$—	$12,606	$—	$12,606

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,798	$—	$12,798
Total assets	$—	$12,798	$—	$12,798

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the years ended December 31, 2018 and 2017.
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

•
The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2018, the Company held $0.7 billion of repurchase agreements and revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements and revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2018. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$3,167,913	$3,200,980	$2,304,266	$2,322,259
Available-for-sale securities	$12,606	$12,606	$12,798	$12,798
Held-to-maturity securities	$26,696	$26,611	$42,169	$42,797
Cash and cash equivalents	$91,700	$91,700	$107,765	$107,765
Restricted cash	$31,723	$31,723	$2,953	$2,953
Liabilities
Repurchase agreements	$1,500,543	$1,500,543	$1,521,608	$1,521,608
Securitized debt obligations	$654,263	$654,330	$—	$—
Revolving credit facilities	$75,000	$75,000	$—	$—
Convertible senior notes	$268,138	$270,731	$121,314	$125,750

Note 10. Repurchase Agreements
As of December 31, 2018 and December 31, 2017, the Company had outstanding $1.5 billion and $1.5 billion of repurchase agreements with a weighted average borrowing rate of 4.61% and 3.78% and weighted average remaining maturities of 0.9 and 1.8 years, respectively.
At December 31, 2018 and December 31, 2017, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Short-term	$842,078	$56,546
Long-term	658,465	1,465,062
Total	$1,500,543	$1,521,608

At December 31, 2018 and December 31, 2017, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2018			December 31, 2017
	Collateral Type			Collateral Type
(dollars in thousands)	Loans	CMBS (1)	Total Amount Outstanding	Loans	CMBS (1)	Total Amount Outstanding
Within 30 days	$—	$—	$—	$22,032	$—	$22,032
30 to 59 days	—	25,854	25,854	—	34,514	34,514
60 to 89 days	—	—	—	—	—	—
90 to 119 days	—	—	—	—	—	—
120 to 364 days	816,224	—	816,224	—	—	—
One year and over	658,465	—	658,465	1,465,062	—	1,465,062
Total	$1,474,689	$25,854	$1,500,543	$1,487,094	$34,514	$1,521,608
Weighted average borrowing rate	4.61%	4.78%	4.61%	3.78%	3.77%	3.78%

____________________

(1)	Includes both AFS securities and HTM securities sold under agreements to repurchase.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2018	December 31, 2017
Loans held-for-investment	$2,012,550	$2,202,049
Available-for-sale securities, at fair value	12,606	12,798
Held-to-maturity securities	26,696	42,169
Restricted cash	2,922	565
Total	$2,054,774	$2,257,581

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to credit or market events, depending on the agreement, would require the Company to fund margin calls or repurchase the underlying collateral.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2018 and December 31, 2017:

	December 31, 2018				December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$475,474	$203,274	25%	1.49	$425,539	$250,543	30%	2.49
JPMorgan Chase Bank	481,754	168,234	20%	0.47	285,457	215,068	26%	1.32
Goldman Sachs Bank	251,785	93,651	11%	0.33	252,734	86,091	10%	1.33
Wells Fargo Bank	108,539	37,090	4%	0.49	424,882	128,644	16%	1.49
All other counterparties (2)	182,991	55,524	7%	1.49	132,996	59,645	7%	2.08
Total	$1,500,543	$557,773			$1,521,608	$739,991
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities sold under agreements to repurchase, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with one other counterparty as of December 31, 2018 and two counterparties as of December 31, 2017.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Revolving Credit Facilities
To finance loans held-for-investment, the Company has entered into revolving credit facilities collateralized by the value of the loans pledged. As of December 31, 2018, the Company had outstanding long-term borrowings under revolving credit facilities of $75.0 million with a weighted average borrowing rate of 5.2% and weighted average remaining maturities of 1.3 years. There were no amounts outstanding under revolving credit facilities as of December 31, 2017.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

At December 31, 2018 and December 31, 2017, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	December 31, 2018	December 31, 2017
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	—	—
One year and over	75,000	—
Total	$75,000	$—

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2018, loans held-for-investment with a carrying value of $127.9 million were pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. No loans held-for-investment were pledged to revolving credit facilities as of December 31, 2017. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 12. Securitized Debt Obligations
In the second quarter of 2018, the Company financed a pool of its commercial real estate loans through a collateralized loan obligation, or CLO, which is consolidated on the Company’s consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLO. The securitized debt obligations issued by the CLO are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. As of December 31, 2018, the outstanding amount due on securitized debt obligations was $654.3 million, net of deferred issuance costs, with a weighted average interest rate of 3.58% and weighted average remaining maturities of 1.7 years.

Note 13. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2018, the notes had a conversion rate of 50.1610 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2018, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
The outstanding amount due on convertible senior notes as of December 31, 2018 and December 31, 2017 was $268.1 million and $121.3 million, respectively, net of deferred issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 14. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2018:
Management agreement. Upon the closing the IPO on June 28, 2017, the Company entered into a management agreement with the Manager. The Company pays the Manager a base management fee equal to 1.5% of the Company’s equity on an annualized basis, as defined in the management agreement. For purposes of calculating the management fee, equity means the sum of the net proceeds received by the Company from all issuances of its equity securities, plus its cumulative “core earnings” at the end of the most recently completed calendar quarter, less any distributions to stockholders, any amount that the Company has paid to repurchase its stock, and any incentive fees earned by the Manager, but excluding the incentive fee earned in the current quarter. As a result, equity for purposes of calculating the management fee may differ from the amount of stockholders’ equity shown in the Company’s financial statements.
Beginning in the fourth quarter of 2018, incentive fees, if earned, will be payable to the Manager, as defined in the management agreement. The incentive fee will be the excess of (1) the product of (a) 20% and (b) the result of (i) the Company’s “core earnings” for the previous 12-month period, minus (ii) the product of (A) the Company’s equity in the previous 12-month period, and (B) 8% per annum, less (2) the sum of any incentive fees paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fees are payable with respect to any calendar quarter unless “core earnings” for the 12 most recently completed calendar quarters in the aggregate is greater than zero.
In addition, under the terms of an amendment to the management agreement entered into in the fourth quarter of 2018, the Manager agreed to reimburse the Company an amount related to the compensation payable to the sales agents under the Company’s equity distribution agreement by netting such amount from the base management fee payable to the Manager for the applicable quarterly period.
For purposes of calculating base management and incentive fees, “core earnings” means net income (loss) attributable to common stockholders, excluding non-cash equity compensation expense, incentive fees earned by the Manager, depreciation and amortization, any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable period (regardless of whether such items are included in other comprehensive income or loss or in net income), and one-time events pursuant to changes in U.S. GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the Company’s independent directors.
The initial term of the management agreement expires on June 28, 2020, and thereafter will automatically renew for successive one-year terms annually until terminated in accordance with the terms of the agreement. Upon termination of the management agreement by the Company without cause or by the Manager due to the Company’s material breach of the management agreement, the Company is required to pay a termination fee equal to three times the sum of the average annual base management fee and average annual incentive compensation, in each case earned by the Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Employment contracts. The Company does not directly employ any personnel. Instead, the Company relies on the resources of the Manager and its affiliates to conduct the Company’s operations.
Operating leases. As of December 31, 2018, the Company was obligated under non-cancelable operating leases for office space. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2018 were as follows:

(in thousands)
Year	Minimum Payment
2019	$694
2020	849
2021	849
2022	869
2023	896
Thereafter	1,858
Total	$6,015

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Expenses under the lease agreements were $0.7 million, $0.6 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2018.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of December 31, 2018 and December 31, 2017, the Company had unfunded commitments of $626.2 million and $339.2 million on loans held-for-investment with expirations dates within the next three years.

Note 15. Preferred Stock
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
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the years ended December 31, 2018 and 2017, the Company declared dividends to the preferred stockholder of $100,000 and $50,556, respectively.

Note 16. Stockholders’ Equity
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
As of December 31, 2018, the Company had 43,621,174 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2018 and 2017:

Number of common shares
Common shares outstanding, December 31, 2016	—
Issuance of common stock	43,071,000
Issuance of restricted stock (1)	164,103
Common shares outstanding, December 31, 2017	43,235,103
Issuance of common stock	164,940
Issuance of restricted stock (1)	221,131
Common shares outstanding, December 31, 2018	43,621,174
____________________

(1)	Represents shares of restricted stock granted under the 2017 Equity Incentive Plan, of which 321,134 restricted shares remained subject to vesting requirements at December 31, 2018.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock since its IPO and Formation Transaction:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 19, 2018	December 31, 2018	January 18, 2019	$0.42
September 20, 2018	October 2, 2018	October 18, 2018	$0.42
June 20, 2018	July 2, 2018	July 18, 2018	$0.40
March 15, 2018	March 29, 2018	April 18, 2018	$0.38
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

Share Repurchase Program
On November 21, 2018, the Company's Board of Directors authorized a Share Repurchase Program, which allows the Company to repurchase up to 2,000,000 shares of its common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable Securities and Exchange Commission rules. The Company did not repurchase any of its common stock during the fiscal year ended December 31, 2018.
At-the-Market Offering
On November 21, 2018, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. During the year ended December 31, 2018, the Company sold 164,940 shares of common stock under the equity distribution agreement for total accumulated net proceeds of approximately $3.1 million and received base management fee reimbursements from the Manager of approximately $0.22 per share of common stock sold under the equity distribution agreement.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31, 2018 and December 31, 2017 was as follows:

(in thousands)	December 31, 2018	December 31, 2017
Available-for-sale securities
Unrealized gains	$—	$—
Unrealized losses	(192)	—
Accumulated other comprehensive loss	$(192)	$—

Reclassifications out of Accumulated Other Comprehensive Income
The Company did not record any reclassifications out of accumulated other comprehensive income during the years ended December 31, 2018, 2017 and 2016.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 17. Equity Incentive Plan
The Company’s Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of the Manager and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including personnel of the Manager and its affiliates, to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
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
During the years ended December 31, 2018 and 2017, the Company granted 19,175 and 14,103 shares of common stock, respectively, to its independent directors as compensation for their service on the Company’s board of directors, pursuant to the terms of the Plan. The estimated fair value of these awards was $17.86 and $19.47 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The shares issued in 2017 vested immediately, and the shares issued in 2018 have a one year vesting period.
Additionally, during the years ended December 31, 2018 and 2017, the Company granted 201,956 and 150,000 shares of restricted common stock, respectively, to key employees of the Manager and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $17.33 and $19.50 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of December 31, 2018 was $18.03 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	150,000	$19.50	—	$—
Granted	221,131	17.38	164,103	19.50
Vested	(49,997)	(19.50)	(14,103)	(19.47)
Forfeited	—	—	—	—
Outstanding at End of Period	321,134	$18.04	150,000	$19.50

For the years ended December 31, 2018 and 2017, the Company recognized compensation related to restricted common stock of $3.5 million and $1.1 million, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 18. Income Taxes
The Company has completed its determination of the accounting implications of the TCJA on its tax accruals, and there is no impact recorded to the 2018 financial statements.
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
The following table summarizes the tax provision recorded at the taxable subsidiary level for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current tax (benefit) provision:
Federal	$(1)	$(6)	$(14)
State	2	2	3
Total current tax (benefit) provision	1	(4)	(11)
Deferred tax benefit	(3)	—	—
Total benefit from income taxes	$(2)	$(4)	$(11)

The Company’s taxable income before dividend distributions differs from its pre-tax net income for U.S. GAAP purposes primarily due differences in timing of income recognition due to the calculations surrounding market discount and original issue discount as well as amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company assumes it will retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$13,245	21%	$18,656	35%	$12,371	35%
State taxes, net of federal benefit, if applicable	1	—%	1	—%	2	—%
Permanent differences in taxable income from GAAP net income	(94)	—%	12	—%	(9)	—%
Dividends paid deduction	(13,154)	(21)%	(18,673)	(35)%	(12,375)	(35)%
Benefit from income taxes/ Effective Tax Rate(1)	$(2)	—%	$(4)	—%	$(11)	—%
____________________

(1)	The benefit from income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from GAAP net income attributable to common stockholders in the years ended December 31, 2018, 2017 and 2016 were primarily due a recurring difference in compensation expense related to restricted stock dividends.

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

Note 19. Earnings Per Share
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
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
(in thousands, except share data)	2018	2017	2016
Numerator:
Net income attributable to common stockholders - basic	$62,975	$25,773	$—
Interest expense attributable to convertible notes (1)	10,742	—	—
Net income attributable to common stockholders - diluted	$73,717	$25,773	$—
Denominator:
Weighted average common shares outstanding	43,123,222	43,084,671	—
Weighted average restricted stock shares	322,162	150,000	—
Basic weighted average shares outstanding	43,445,384	43,234,671	—
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	8,594,613	—	—
Diluted weighted average shares outstanding	52,039,997	43,234,671	—
Earnings Per Share
Basic	$1.45	$0.60	$—
Diluted	$1.42	$0.60	$—

____________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the year ended December 31, 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $0.4 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 668,449 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 20. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
The Company does not have any employees and is externally managed by the Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays the Manager a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which is payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. In addition, under the terms of an amendment to the management agreement entered into in the fourth quarter of 2018, the Manager agreed to reimburse the Company an amount related to the compensation payable to the sales agents under the Company’s equity distribution agreement by netting such amount from the base management fee payable to the Manager for the applicable quarterly period. The Company incurred $12.5 million and $6.3 million as a management fee to the Manager for the years ended December 31, 2018 and 2017, respectively. See further discussion of the base management fee and incentive fee calculations in Note 14 - Commitments and Contingencies.
Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers. Under its management agreement with PRCM Advisers as in effect during the relevant period, Two Harbors paid PRCM Advisers a base management fee equal to 1.5% of its adjusted equity on an annualized basis. The Predecessor was allocated management fees incurred by Two Harbors of $3.4 million for the period from January 1, 2017 through June 27, 2017 and $7.2 million for the year ended December 31, 2016.
During the years ended December 31, 2018 and 2017, the Company reimbursed the Manager for certain direct and allocated costs incurred by the Manager on behalf of the Company. These direct and allocated costs totaled approximately $8.6 million and $2.2 million, respectively. In addition, during the years ended December 31, 2017 and 2016, certain direct and allocated operating expenses were paid by Two Harbors to PRCM Advisers and other third-party vendors and included in the Company’s consolidated statements of comprehensive income. These direct and allocated costs totaled approximately $4.5 million and $6.9 million for the years ended December 31, 2017 and 2016, respectively. Expenses during the period may have been different had the Predecessor not been a subsidiary of Two Harbors during those periods.
The Company has contractual relationships with the majority of its third-party vendors and pays those vendors directly. The Company will continue to have certain costs allocated to it by the Manager under the management agreement for compensation, data services, technology and certain office lease payments.
The Company recognized $3.5 million and $1.1 million of compensation during the years ended December 31, 2018 and 2017 related to restricted common stock issued to employees of the Manager and the Company’s independent directors pursuant to the Plan. See Note 17 - Equity Incentive Plan for additional information.
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

Note 21. Subsequent Events
On February 5, 2019, the Company closed an underwritten public offering of 6,850,000 shares of its common stock.  The Company received total proceeds from the offering of approximately $130.0 million.  In addition, the Company granted the underwriters a thirty-day option to purchase up to an additional 1,027,500 shares of its common stock.
Events subsequent to December 31, 2018, were evaluated through the date these financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 22. Quarterly Financial Data - Unaudited

	2018 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$39,977	$43,509	$47,560	$52,834
Total interest expense	18,373	21,235	23,365	28,550
Net interest income	21,604	22,274	24,195	24,284
Total other income	882	564	—	—
Total expenses	7,899	7,613	7,631	7,587
Provision for (benefit from) income taxes	1	(2)	(1)	—
Dividends on preferred stock	25	25	25	25
Net income	$14,561	$15,202	$16,540	$16,672
Basic earnings per weighted average common share (See Note 19)	$0.34	$0.35	$0.38	$0.38
Diluted earnings per weighted average common share (See Note 19)	$0.33	$0.34	$0.37	$0.37
Basic weighted average number of shares of common stock	43,374,228	43,446,963	43,456,234	43,502,583
Diluted weighted average number of shares of common stock	50,467,978	50,634,463	50,651,612	56,264,771

	2017 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$23,818	$26,100	$30,864	$37,055
Total interest expense	6,106	7,773	12,497	16,087
Net interest income	17,712	18,327	18,367	20,968
Total other income	—	—	—	—
Total expenses	4,257	4,132	6,851	6,833
Provision for (benefit from) income taxes	1	(2)	(2)	(1)
Dividends on preferred stock	—	—	25	25
Net income	$13,454	$14,197	$11,493	$14,111
Basic earnings per weighted average common share (See Note 18)	$—	$—	$0.27	$0.33
Diluted earnings per weighted average common share (See Note 18)	$—	$—	$0.27	$0.33
Basic weighted average number of shares of common stock	—	43,234,205	43,234,254	43,235,103
Diluted weighted average number of shares of common stock	—	43,234,205	43,234,254	43,235,103

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2018
(dollars in thousands)

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Loans held-for-investment
Retail/West	L +3.34%	7/2020	IO	$—	$112,891	$111,493	$—
Office/Northeast	L +4.45%	10/2020	IO	—	108,048	107,257	—
Office/Various	L +4.45%	8/2020	P&I	—	108,687	108,031	—
Mixed-Use/Southwest	L +3.65%	12/2020	IO	—	119,902	119,802	—
Mixed-Use/Northeast	L +3.75%	1/2022	IO	—	26,974	25,960	—
Industrial/Northeast	L +3.70%	4/2019	IO	—	89,000	89,000	—
Office/Northeast	L +3.50%	5/2021	IO	—	79,144	78,386	—
Office/West	L +3.25%	11/2019	IO	—	58,968	58,646	—
Office/Northeast	L +4.07%	10/2021	IO	—	44,593	44,232	—
Hotel/Southwest	L +4.45%	12/2020	IO	—	68,778	68,165	—
Retail/West	L +3.87%	7/2020	IO	—	58,199	57,950	—
Office/West	L +4.10%	12/2020	IO	—	60,798	60,310	—
Office/Northeast	L +3.95%	9/2020	P&I	—	63,510	63,053	—
Hotel/Southeast	L +3.78%	5/2021	IO	—	64,000	63,461	—
Office/Southeast	L +3.30%	1/2021	IO	—	62,275	61,225	—
Office/Southwest	L +2.90%	12/2021	IO	—	42,825	42,268	—
Industrial/West	L +4.50%	1/2020	IO	—	44,588	44,348	—
Office/Southeast	L +4.75%	2/2021	P&I	—	56,200	55,784	—
Office/Northeast	L +4.55%	12/2019	P&I	—	46,568	46,460	—
Industrial/Northeast	L +4.38%	10/2020	IO	—	53,132	52,795	—
Industrial/Northeast	L +2.70%	10/2021	IO	—	47,484	47,096	—
Hotel/West	L +4.70%	5/2020	IO	—	36,000	35,702	—
Office/Northeast	L +4.65%	1/2020	IO	—	50,160	50,160	—
Office/Northeast	L +4.75%	12/2019	IO	—	51,435	51,230	—
Multifamily/Midwest	L +2.99%	12/2021	IO	—	51,000	50,514	—
Office/Midwest	L +3.25%	10/2021	IO	—	19,156	18,766	—
Multifamily/Southwest	L +3.60%	5/2021	IO	—	49,698	49,299	—
Multifamily/Midwest	L +4.15%	11/2021	IO	—	15,000	14,616	—
Industrial/Northeast	L +2.93%	12/2021	IO	—	40,800	40,373	—
Office/Southwest	L +3.78%	2/2021	IO	—	46,002	45,727	—
Mixed-Use/Northeast	L +4.38%	1/2021	IO	—	30,953	30,558	—
Multifamily/Southwest	L +3.65%	9/2020	IO	—	40,478	40,062	—
Mixed-Use/Northeast	L +4.07%	5/2021	IO	—	29,883	29,564	—
Hotel/West	L +3.60%	7/2021	IO	—	41,000	40,626	—
Hotel/West	L +4.50%	7/2020	IO	—	45,000	44,686	—
Multifamily/Southwest	L +2.93%	9/2021	IO	—	38,326	38,026	—
Multifamily/Midwest	L +4.24%	11/2020	IO	—	40,000	39,771	—
Mixed-Use/West	L +4.54%	12/2021	IO	—	16,223	15,829	—
Office/Northeast	L +3.55%	6/2021	IO	—	32,012	31,750	—
Office/Northeast	L +7.76%	7/2019	IO	—	33,470	33,100	—

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Office/West	L +3.90%	1/2021	IO	—	31,781	31,493	—
Multifamily/Northeast	L +4.27%	12/2019	IO	—	34,400	34,198	—
Industrial/Northeast	L +2.85%	11/2021	IO	—	29,404	28,972	—
Office/Southwest	L +5.00%	5/2020	IO	—	28,563	28,308	—
Hotel/Midwest	L +4.07%	7/2021	IO	—	16,754	16,510	—
Multifamily/Midwest	L +2.92%	1/2023	IO	—	26,885	26,621	—
Office/Southwest	L +4.05%	10/2020	IO	—	21,895	21,716	—
Office/Southwest	L +4.40%	5/2020	IO	—	27,582	27,385	—
Office/Northeast	5.11%	3/2026	P&I	—	33,800	33,649	—
Office/West	L +4.55%	10/2019	IO	—	27,184	27,093	—
Office/Southeast	L +3.50%	5/2021	P&I	—	28,569	28,414	—
Multifamily/Northeast	L +4.10%	7/2020	IO	—	30,000	29,854	—
Office/West	L +3.40%	7/2021	IO	—	18,980	18,665	—
Multifamily/Southwest	L +3.55%	7/2021	IO	—	28,966	28,735	—
Office/Southeast	L +3.50%	11/2021	IO	—	23,780	23,425	—
Hotel/Midwest	L +3.90%	12/2021	IO	—	20,500	20,264	—
Hotel/Northeast	L +4.90%	9/2020	IO	—	23,500	23,380	—
Office/West	L +4.20%	8/2020	IO	—	23,476	23,340	—
Hotel/Southwest	L +5.13%	1/2021	IO	—	26,000	25,860	—
Office/Southeast	L +2.95%	1/2022	IO	—	20,672	20,439	—
Industrial/Northeast	L +3.50%	8/2021	IO	—	25,893	25,592	—
Mixed-Use/Northeast	L +3.87%	10/2021	IO	—	21,061	20,802	—
Hotel/Midwest	L +4.07%	5/2021	IO	—	25,000	24,768	—
Hotel/Northeast	L +4.21%	10/2021	IO	—	8,368	8,182	—
Office/Northeast	L +4.20%	9/2020	IO	—	23,610	23,471	—
Industrial/Northeast	L +5.15%	9/2020	P&I	—	23,375	23,292	—
Mixed-Use/Northeast	L +4.77%	2/2021	IO	—	19,772	19,548	—
Office/Southeast	L +4.05%	3/2020	IO	—	23,000	22,887	—
Retail/Southeast	L +4.21%	7/2021	IO	—	16,353	16,182	—
Multifamily/Midwest	L +4.05%	5/2021	IO	—	19,893	19,739	—
Office/Northeast	L +4.77%	8/2020	IO	—	16,769	16,646	—
Multifamily/Northeast	L +4.44%	1/2022	IO	—	7,500	7,283	—
Multifamily/Southeast	L +4.15%	7/2020	IO	—	19,985	19,881	—
Office/Southwest	L +3.24%	10/2021	IO	—	18,188	18,019	—
Multifamily/Midwest	L +3.42%	12/2020	IO	—	19,500	19,361	—
Office/West	L +4.05%	3/2021	IO	—	17,278	17,131	—
Multifamily/Southeast	L +5.25%	8/2020	IO	—	14,979	14,870	—
Multifamily/Northeast	L +4.85%	11/2019	IO	—	17,669	17,579	—
Hotel/West	L +5.15%	4/2021	IO	—	19,750	19,576	—
Retail/Southwest	L +4.80%	1/2021	P&I	—	18,974	18,810	—
Office/West	L +3.20%	12/2021	IO	—	13,160	12,956	—
Multifamily/Southwest	L +4.29%	4/2021	IO	—	18,700	18,580	—
Multifamily/West	L +3.25%	4/2021	IO	—	18,500	18,412	—
Multifamily/West	L +3.25%	4/2021	IO	—	18,500	18,412	—
Office/West	L +5.90%	1/2020	IO	—	12,642	12,561	—
Hotel/Southeast	L +8.75%	8/2019	IO	98,500	17,000	17,000	—

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Office/West	L +3.75%	8/2021	IO	—	10,480	10,342	—
Multifamily/Southeast	L +2.85%	9/2021	IO	—	16,560	16,494	—
Multifamily/Southwest	L +3.15%	12/2021	IO	—	16,000	15,804	—
Hotel/West	8.00%	2/2027	P&I	—	14,652	14,652	—
Office/Southeast	L +9.50%	8/2020	IO	45,303	9,900	9,900	—
Hotel/Northeast	13.00%	11/2025	P&I	59,000	4,779	4,779	—
Total loans held-for-investment				$202,803	$3,193,641	$3,167,913	$—
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this Annual Report on From 10-K. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 108 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.

Opinion on Internal Control over Financial Reporting
We have audited Granite Point Mortgage Trust Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Granite Point Mortgage Trust Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2019

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2018.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2018 and 2017. We also retained EY, as well as other accounting and consulting firms, to provide various other services during the years ended December 31, 2018 and 2017. Audit and audit-related fees of the Predecessor were incurred and paid by Two Harbors Investment Corp. as part of the formation transaction.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Audit fees (1)	$859,552	$798,920
Audit-related fees (2)	—	—
Tax fees (3)	197,476	107,150
Total principal accountant fees	$1,057,028	$906,070
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

The services performed by EY in 2018 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 71 through 77 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 103 through 105 of this Annual Report on Form 10-K.
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
1.1
Equity Distribution Agreement, dated as of November 21, 2018 by and among Granite Point Mortgage Trust Inc., JMP Securities LLC and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2018).

2.1
Contribution Agreement, dated as of June 22, 2017, between Two Harbors Investment Corp. and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 99.1 of Two Harbors Investment Corp.’s Current Report on Form 8-K filed with the SEC on June 23, 2017).

3.1
Articles of Amendment and Restatement of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.1 of Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

3.2
Amended and Restated Bylaws of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

3.3
Articles Supplementary for Cumulative Redeemable Preferred Stock of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

4.1
Specimen Common Stock Certificate of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

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

4.4
Indenture, dated as of October 12, 2018, between Granite Point Mortgage Trust Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2018).

4.5
Supplemental Indenture, dated as of October 12, 2018, between Granite Point Mortgage Trust Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K file with the SEC on October 12, 2018).

10.1
Management Agreement, dated as of June 28, 2017, between Granite Point Mortgage Trust Inc. and Pine River Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).

10.2
Amendment to Management Agreement, dated as of November 21, 2018, by and among Granite Point Mortgage Trust Inc. and Pine River Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K file with the SEC on November 21, 2018).

10.3
Director Designation Agreement, dated as of June 14, 2017, between Granite Point Mortgage Trust Inc. and Two Harbors Investment Corp. (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

10.4*
Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan (includes restricted stock award agreement) (incorporated by reference to Exhibit 10.3 of Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

10.5
Form of Indemnification Agreement to be entered into by and between Granite Point Mortgage Trust Inc. and certain officers and directors (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.6
Granite Point Mortgage Trust Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.7
Master Repurchase and Securities Contract Agreement, dated as of February 18, 2016, First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 30, 2016, and Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 21, 2017, each between Morgan Stanley Bank and TH Commercial MS II, LLC (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.8
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Morgan Stanley Bank, N.A. and TH Commercial MS II, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.9
Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of October 27, 2017, by and between TH Commercial MS II, LLC and Morgan Stanley Bank, N.A., and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.10
Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 9, 2018, by and between TH Commercial MS II, LLC and Morgan Stanley Bank, N.A., and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.11
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.12
Amendment No. 1 to Master Repurchase Agreement, dated as of June 28, 2017, by and between JPMorgan Chase Bank, National Association and TH Commercial JPM LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

Exhibit Number	Exhibit Index
10.13
Master Repurchase and Securities Contract Agreement, dated as of May 2, 2017, between TH Commercial GS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 of of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.14
First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.15
Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 16, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC, (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2017).

10.16
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 9, 2018, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.17
Master Repurchase Agreement, dated as of June 28, 2017, by and between Citibank, N.A. and GP Commercial CB LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.18
Master Repurchase Agreement and Securities Contract, dated as of June 28, 2017, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.19
Amendment Number One to the Master Repurchase Agreement and Securities Contract, dated as of July 11, 2017, by and between GP Commercial WF LLC and Wells Fargo Bank, National Association, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2017).

10.20
Amendment Number Two to the Master Repurchase Agreement and Securities Contract, dated as of February 9, 2018, by and between GP Commercial WF LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018).

10.21
Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of May 9, 2018, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.22
Credit Agreement, dated as of April 13, 2018, among GP Commercial CB SL LLC, GP Commercial CB SL Holdings LLC, Granite Point Mortgage Trust Inc., Granite Point Operating Company LLC, TH Commercial Holdings LLC, Citibank, N.A., as administrative agent and initial lender, and Citigroup Global Markets Inc., as sole lead arranger and sole lead book running manager (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2018).

10.23
Guaranty, dated June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.24
Amended and Restated Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.25
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.26
Guaranty, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.27
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.28
Indenture, dated as of May 9, 2018, by and among GPMT 2018-FL1, Ltd., GPMT 2018-FL1 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.29
Preferred Share Paying Agency Agreement, dated as of May 9, 2018, by and among GPMT 2018-FL1, Ltd., Wells Fargo bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.30
Collateral Interest Purchase Agreement, dated as of May 9, 2018, by and among GPMT Seller LLC, GPMT 2018-FL1, Ltd. and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.31
Servicing Agreement, dated as of May 9, 2018, by and among, GPMT 2018-FL1, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC, Trimont Real Estate Advisors, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

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
101
Financial statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2018, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	February 27, 2019	By:	/s/ John A. Taylor
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

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2019
John A. Taylor

/s/ Marcin Urbaszek	Chief Financial Officer (principal accounting and financial officer)	February 27, 2019
Marcin Urbaszek

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 27, 2019
Stephen G. Kasnet

/s/ Tanuja M. Dehne	Director	February 27, 2019
Tanuja M. Dehne

/s/ Martin A. Kamarck	Director	February 27, 2019
Martin A. Kamarck

/s/ William Roth	Director	February 27, 2019
William Roth

/s/ W. Reid Sanders	Director	February 27, 2019
W. Reid Sanders

/s/ Thomas E. Siering	Director	February 27, 2019
Thomas E. Siering

/s/ Hope B. Woodhouse	Director	February 27, 2019
Hope B. Woodhouse