Form 10-K/A
period 2018-12-31
Granite Point Mortgage Trust Inc.
filed 2019-03-01
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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
As of February 26, 2019 there were 51,144,421 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 27, 2019 (the “Original Filing”), of Granite Point Mortgage Trust Inc. (the “Company”), is being filed for the sole purpose of correcting an error in the number of shares of the Company’s common stock issued and outstanding as of February 26, 2019 reported on the cover page of the Original Filing and in Item 5 of Part II of the Original Filing. There are no changes to the disclosures in the Original Filing, except that this Amendment No. 1 amends the number of shares of the Company’s common stock issued and outstanding as of February 26, 2019 reported on the cover page of the Original Filing, from 50,885,503 shares to 51,144,421 shares and restates Item 5 of Part II of the Original Filing in its entirety.
Except for the foregoing, this Amendment No. 1 does not update or modify any of the information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing. No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing or to modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.1 and 31.2.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Prior to our formation on June 28, 2017, there had been no public trading market for our common stock. Following June 28, 2017, our common stock has been listed on the NYSE under the symbol “GPMT”. As of February 26, 2019, 51,144,421 shares of common stock were issued and outstanding.

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

GRANITE POINT MORTGAGE TRUST INC.
Dated:	March 1, 2019	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)