Form 10-Q
period 2019-03-31
Granite Point Mortgage Trust Inc.
filed 2019-05-07
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2019

Commission File Number 001-38124
______________________________
GRANITE POINT MORTGAGE TRUST INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1843143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Bryant Park, Suite 2400A New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	GPMT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 3, 2019, there were 53,741,316 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Loans held-for-investment	$3,292,989	$3,167,913
Available-for-sale securities, at fair value	12,798	12,606
Held-to-maturity securities	25,815	26,696
Cash and cash equivalents	65,384	91,700
Restricted cash	55,051	31,723
Accrued interest receivable	10,595	10,268
Deferred debt issuance costs	2,333	3,924
Prepaid expenses	764	1,055
Other assets	21,659	15,996
Total Assets (1)	$3,487,388	$3,361,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$993,634	$1,500,543
Securitized debt obligations	1,197,814	654,263
Revolving credit facilities	—	75,000
Convertible senior notes	268,484	268,138
Accrued interest payable	10,117	6,394
Unearned interest income	197	510
Dividends payable	21,938	18,346
Other liabilities	13,073	10,156
Total Liabilities	2,505,257	2,533,350
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 52,171,921 and 43,621,174 shares issued and outstanding, respectively	522	436
Additional paid-in capital	994,592	836,288
Accumulated other comprehensive loss	—	(192)
Cumulative earnings	108,831	91,875
Cumulative distributions to stockholders	(122,814)	(100,876)
Total Stockholders’ Equity	981,131	827,531
Total Liabilities and Stockholders’ Equity	$3,487,388	$3,361,881
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At March 31, 2019 and December 31, 2018, assets of the VIEs totaled $1,547,626 and $829,147, and liabilities of the VIEs totaled $1,199,164 and $654,952, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans held-for-investment	$56,665	$38,793
Available-for-sale securities	308	272
Held-to-maturity securities	661	885
Cash and cash equivalents	511	27
Total interest income	58,145	39,977
Interest expense:
Repurchase agreements	16,989	16,194
Securitized debt obligations	9,859	—
Convertible senior notes	4,465	2,179
Revolving credit facilities	695	—
Total interest expense	32,008	18,373
Net interest income	26,137	21,604
Other income:
Fee income	913	882
Total other income	913	882
Expenses:
Management fees	3,449	3,209
Incentive fees	244	—
Servicing expenses	773	458
General and administrative expenses	5,616	4,232
Total expenses	10,082	7,899
Income before income taxes	16,968	14,587
(Benefit from) provision for income taxes	(1)	1
Net income	16,969	14,586
Dividends on preferred stock	25	25
Net income attributable to common stockholders	$16,944	$14,561
Basic earnings per weighted average common share	$0.35	$0.34
Diluted earnings per weighted average common share	$0.34	$0.33
Dividends declared per common share	$0.42	$0.38
Weighted average number of shares of common stock outstanding:
Basic	48,601,431	43,374,228
Diluted	62,256,595	50,467,978
Comprehensive income:
Net income attributable to common stockholders	$16,944	$14,561
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	192	16
Other comprehensive income	192	16
Comprehensive income attributable to common stockholders	$17,136	$14,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, December 31, 2017	43,235,103	$432	$829,704	$—	$28,800	$(30,315)	$828,621
Net income	—	—	—	—	14,586	—	14,586
Other comprehensive income before reclassifications	—	—	—	16	—	—	16
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	16	—	—	16
Common dividends declared	—	—	—	—	—	(16,506)	(16,506)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	201,956	2	662	—	—	—	664
Balance, March 31, 2018	43,437,059	$434	$830,366	$16	$43,386	$(46,846)	$827,356

Balance, December 31, 2018	43,621,174	$436	$836,288	$(192)	$91,875	$(100,876)	$827,531
Cumulative effect of adoption of new accounting principle	—	—	13	—	(13)	—	—
Adjusted balance, January 1, 2019	43,621,174	436	836,301	(192)	91,862	(100,876)	827,531
Net income	—	—	—	—	16,969	—	16,969
Other comprehensive income before reclassifications	—	—	—	192	—	—	192
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	192	—	—	192
Issuance of common stock, net of offering costs	8,291,829	83	157,145	—	—	—	157,228
Common dividends declared	—	—	—	—	—	(21,913)	(21,913)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	258,918	3	1,146	—	—	—	1,149
Balance, March 31, 2019	52,171,921	$522	$994,592	$—	$108,831	$(122,814)	$981,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$16,969	$14,586
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(3,822)	(2,707)
Amortization of deferred debt issuance costs on convertible senior notes and securitized debt obligations	2,029	184
Equity based compensation	1,149	664
Depreciation of fixed assets	39	1
Net change in assets and liabilities:
Increase in accrued interest receivable	(327)	(536)
Decrease in prepaid expenses	291	192
Increase in other assets	(5,702)	(696)
Increase in accrued interest payable	3,723	2,161
Decrease in unearned interest income	(313)	(140)
Increase (decrease) in other liabilities	2,917	(580)
Net cash provided by operating activities	16,953	13,129
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(276,574)	(154,101)
Proceeds from repayment of loans held-for-investment	155,320	96,427
Principal payments on held-to-maturity securities	881	4,793
Net cash used in investing activities	(120,373)	(52,881)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	225,261	140,731
Principal payments on repurchase agreements	(732,170)	(137,883)
Proceeds from issuance of securitized debt obligations	646,868	—
Principal payments on securitized debt obligations	(105,000)	—
Proceeds from convertible senior notes	—	18,247
Proceeds from revolving credit facilities	48,697	—
Repayment of revolving credit facilities	(123,697)	—
Decrease in deferred debt issuance costs	1,591	1,404
Proceeds from issuance of common stock, net of offering costs	157,228	—
Dividends paid on preferred stock	(25)	(25)
Dividends paid on common stock	(18,321)	(16,372)
Net cash provided by financing activities	100,432	6,102
Net decrease in cash, cash equivalents and restricted cash	(2,988)	(33,650)
Cash, cash equivalents and restricted cash at beginning of period	123,423	110,718
Cash, cash equivalents and restricted cash at end of period	$120,435	$77,068
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28,284	$16,212
Cash paid (received) for taxes, net	$—	$1
Noncash Activities:
Dividends declared but not paid at end of period	$21,938	$16,588
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2019 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2019 should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is a summary of the Company’s significant accounting policies.
Recently Issued and/or Adopted Accounting Standards
Lease Classification and Accounting
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company’s adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
Accounting for Share-Based Payments to Nonemployees
In June 2018, the FASB issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, equity-classified nonemployee awards will be measured on and fixed at the grant date, rather than measured at fair value at each reporting date until the date at which the nonemployee’s performance is complete. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company’s adoption of this ASU was applied by recording a cumulative-effect adjustment to retained earnings as of January 1, 2019, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
SEC Disclosure Update and Simplification
In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for entities to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the quarter that begins after the effective date. As a result, the Company adopted the new interim disclosure requirement during the current period. The Company’s adoption of this final rule did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

Note 3. Variable Interest Entities
The Company finances pools of its commercial real estate loans through collateralized loan obligations, or CLOs, which are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the CLOs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the CLOs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the assets and liabilities of all variable interest entities consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Loans held-for-investment	$1,488,891	$795,259
Restricted cash	47,076	26,136
Accrued interest receivable	4,634	2,622
Other assets	7,025	5,130
Total Assets	$1,547,626	$829,147
Securitized debt obligations	$1,197,814	$654,263
Accrued interest payable	1,341	689
Other liabilities	9	—
Total Liabilities	$1,199,164	$654,952

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within available-for-sale securities, at fair value, and held-to-maturity securities on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $38.6 million and $39.3 million, respectively.

Note 4. Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. The Company also finances pools of its commercial real estate loans through CLOs, which are considered a VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the CLOs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the CLOs and classifies the underlying loans as loans held-for-investment. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable.
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,289,035	$14,381	$14,600	$3,318,016
Unamortized (discount) premium	(138)	—	—	(138)
Unamortized net deferred origination fees	(24,889)	—	—	(24,889)
Carrying value	$3,264,008	$14,381	$14,600	$3,292,989
Unfunded commitments	$624,244	$—	$—	$624,244
Number of loans	95	2	1	98
Weighted average coupon	6.4%	11.9%	8.0%	6.4%
Weighted average years to maturity (2)	1.9	3.0	7.8	1.9

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2018
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,147,310	$31,679	$14,652	$3,193,641
Unamortized (discount) premium	(151)	—	—	(151)
Unamortized net deferred origination fees	(25,577)	—	—	(25,577)
Carrying value	$3,121,582	$31,679	$14,652	$3,167,913
Unfunded commitments	$626,155	$—	$—	$626,155
Number of loans	88	3	1	92
Weighted average coupon	6.4%	11.4%	8.0%	6.5%
Weighted average years to maturity (2)	2.0	1.9	8.1	2.0
____________________

(1)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)
Based on contractual maturity date. Certain loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment fee. The Company may also extend contractual maturities in connection with loan modifications.

(dollars in thousands)	March 31, 2019		December 31, 2018
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,548,117	47.0%	$1,495,128	47.2%
Multifamily	668,410	20.3%	569,259	18.0%
Hotel	483,553	14.7%	427,611	13.5%
Retail	329,430	10.0%	324,447	10.2%
Industrial	263,479	8.0%	351,468	11.1%
Total	$3,292,989	100.0%	$3,167,913	100.0%

(dollars in thousands)	March 31, 2019		December 31, 2018
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,126,245	34.3%	$1,171,691	37.0%
West	707,379	21.5%	694,223	21.9%
Southwest	726,072	22.0%	681,108	21.5%
Southeast	360,193	10.9%	369,961	11.7%
Midwest	373,100	11.3%	250,930	7.9%
Total	$3,292,989	100.0%	$3,167,913	100.0%

At March 31, 2019 and December 31, 2018, the Company pledged loans held-for-investment with a carrying value of $3.0 billion and $2.9 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and securitized debt obligations. See Note 10 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Securitized Debt Obligations.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes activity related to loans held-for-investment for the three months ended March 31, 2019 and December 31, 2018.

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$3,167,913	$2,304,266
Originations, acquisitions and additional fundings	279,694	156,186
Repayments	(155,320)	(96,427)
Net discount accretion (premium amortization)	13	14
Increase in net deferred origination fees	(3,120)	(2,085)
Amortization of net deferred origination fees	3,809	2,693
Allowance for loan losses	—	—
Balance at end of period	$3,292,989	$2,364,647

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019			December 31, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	8	$359,595	$358,113	9	$354,791	$353,583
2	86	2,845,949	2,823,057	78	2,680,297	2,656,679
3	2	75,052	74,619	3	121,133	120,496
4	2	37,420	37,200	2	37,420	37,155
5	—	—	—	—	—	—
Total	98	$3,318,016	$3,292,989	92	$3,193,641	$3,167,913

The Company has not identified any impaired loans and it has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the face value and carrying value (which approximates fair value) of AFS securities as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Face value	$12,798	$12,798
Gross unrealized gains	—	—
Gross unrealized losses	—	(192)
Carrying value	$12,798	$12,606

On March 31, 2019, the Company’s AFS securities had contractual maturities of less than one year.
At March 31, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $12.8 million and $12.6 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
At March 31, 2019, the Company’s AFS securities had a carrying value equal to their face value. At December 31, 2018, the Company’s AFS securities were in an unrealized loss position for less than twelve months.
Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for other-than-temporary impairments, or OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three months ended March 31, 2019 and 2018 as expected cash flows were greater than amortized cost for all AFS securities held.

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Face value	$25,815	$26,696
Unamortized premium (discount)	—	—
Carrying value	$25,815	$26,696

On March 31, 2019, the Company’s HTM securities had contractual maturities of less than one year.
At March 31, 2019 and December 31, 2018, the Company pledged HTM securities with a carrying value of $25.8 million and $26.7 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three months ended March 31, 2019 and 2018, as expected cash flows were greater than amortized cost for all HTM securities held.

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. As of March 31, 2019 and December 31, 2018, the Company had $8.0 million and $5.6 million, respectively, as collateral for repurchase agreements and by counterparties to support activities related to securities. In addition, as of March 31, 2019 and December 31, 2018, the Company held $47.1 million and $26.1 million, respectively, in restricted cash representing proceeds from principal paydowns of loans held in the CLOs.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$65,384	$91,700
Restricted cash	55,051	31,723
Total cash, cash equivalents and restricted cash	$120,435	$123,423

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Loans held-for-investment	$10,419	$10,089
Available-for-sale securities	57	57
Held-to-maturity securities	119	122
Total	$10,595	$10,268

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
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the condensed consolidated balance sheet and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified its CMBS AFS as Level 2 fair value assets at March 31, 2019 and December 31, 2018.
Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its condensed consolidated balance sheets.

	Recurring Fair Value Measurements
	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,798	$—	$12,798
Total assets	$—	$12,798	$—	$12,798

	Recurring Fair Value Measurements
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,606	$—	$12,606
Total assets	$—	$12,606	$—	$12,606

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2019 and December 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the three months ended March 31, 2019 and 2018.
Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value for financial instruments.

•
Loans held-for-investment are carried at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. The Company estimates the fair value of its loans held-for-investment by assessing any changes in market interest rates, shifts in credit profiles and actual operating results for mezzanine loans and senior loans, taking into consideration such factors as underlying property type, property competitive position within its market, market and submarket fundamentals, tenant mix, nature of business plan, sponsorship, extent of leverage and other loan terms. The Company categorizes the fair value measurement of these assets as Level 3.

•	AFS securities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

•
HTM securities, which are comprised of CMBS, are carried at cost, net of any unamortized acquisition premiums or discounts. In determining the fair value of the Company’s CMBS HTM, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company categorizes the fair value measurement of these assets as Level 2.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2019, the Company held $0.6 billion of repurchase agreements that are considered long-term. The Company’s long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2019. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$3,292,989	$3,326,644	$3,167,913	$3,200,980
Available-for-sale securities	$12,798	$12,798	$12,606	$12,606
Held-to-maturity securities	$25,815	$25,995	$26,696	$26,611
Cash and cash equivalents	$65,384	$65,384	$91,700	$91,700
Restricted cash	$55,051	$55,051	$31,723	$31,723
Liabilities
Repurchase agreements	$993,634	$993,634	$1,500,543	$1,500,543
Securitized debt obligations	$1,197,814	$1,206,683	$654,263	$654,330
Revolving credit facilities	$—	$—	$75,000	$75,000
Convertible senior notes	$268,484	$277,025	$268,138	$270,731

Note 10. Repurchase Agreements
As of March 31, 2019 and December 31, 2018, the Company had outstanding $1.0 billion and $1.5 billion of repurchase agreements with a weighted average borrowing rate of 4.70% and 4.61% and weighted average remaining maturities of 0.8 and 0.9 years, respectively.
At March 31, 2019 and December 31, 2018, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Short-term	$432,917	$842,078
Long-term	560,717	658,465
Total	$993,634	$1,500,543

At March 31, 2019 and December 31, 2018, the repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2019			December 31, 2018
	Collateral Type			Collateral Type
(dollars in thousands)	Loans	CMBS (1)	Total Amount Outstanding	Loans	CMBS (1)	Total Amount Outstanding
Within 30 days	$—	$—	$—	$—	$—	$—
30 to 59 days	133,600	24,391	157,991	—	25,854	25,854
60 to 89 days	274,926	—	274,926	—	—	—
90 to 119 days	—	—	—	—	—	—
120 to 364 days	—	—	—	816,224	—	816,224
One year and over	560,717	—	560,717	658,465	—	658,465
Total	$969,243	$24,391	$993,634	$1,474,689	$25,854	$1,500,543
Weighted average borrowing rate	4.70%	4.53%	4.70%	4.61%	4.78%	4.61%

____________________

(1)	Includes both AFS securities and HTM securities sold under agreements to repurchase.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2019	December 31, 2018
Loans held-for-investment	$1,511,353	$2,012,550
Available-for-sale securities, at fair value	12,798	12,606
Held-to-maturity securities	25,815	26,696
Restricted cash	2,922	2,922
Total	$1,552,888	$2,054,774

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to credit or market events, depending on the agreement, would require the Company to fund margin calls or repurchase the underlying collateral.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$518,819	$224,712	23%	1.25	$475,474	$203,274	25%	1.49
JPMorgan Chase Bank	203,185	171,960	18%	0.23	481,754	168,234	20%	0.47
Goldman Sachs Bank	133,600	55,933	6%	0.09	251,785	93,651	11%	0.33
All other counterparties (2)	138,030	109,682	11%	0.55	291,531	92,614	11%	1.12
Total	$993,634	$562,287			$1,500,544	$557,773
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities sold under agreements to repurchase, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with two other counterparties as of March 31, 2019 and December 31, 2018.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11 . Offsetting Assets and Liabilities
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s repurchase agreements that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Gross amounts of repurchase agreements	$993,634	$1,500,543
Gross amounts offset in the consolidated balance sheets	—	—
Net amounts of repurchase agreements presented in the consolidated balance sheets	993,634	1,500,543
Gross amounts not offset against repurchase agreements in the consolidated balance sheets (1):
Financial instruments	(993,634)	(1,500,543)
Cash collateral received (pledged)	—	—
Net amount	$—	$—
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

Note 12. Revolving Credit Facilities
To finance loans held-for-investment, the Company has entered into revolving credit facilities collateralized by the value of the loans pledged. As of December 31, 2018, the Company had outstanding long-term borrowings under revolving credit facilities of $75.0 million with a weighted average borrowing rate of 5.2% and weighted average remaining maturities of 1.3 years. There were no amounts outstanding under revolving credit facilities as of March 31, 2019.
At March 31, 2019 and December 31, 2018, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	March 31, 2019	December 31, 2018
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	—	—
One year and over	—	75,000
Total	$—	$75,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2018, loans held-for-investment with a carrying value of $127.9 million were pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. No loans held-for-investment were pledged to revolving credit facilities as of March 31, 2019. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CLOs, which are consolidated on the Company’s condensed consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLOs. The securitized debt obligations issued by the CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the outstanding amount due on securitized debt obligations was $1.2 billion and $654.3 million, net of deferred issuance costs, with a weighted average interest rate of 4.00% and 3.58%.

Note 14. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2019, the notes had a conversion rate of 50.2717 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2019, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
The outstanding amount due on convertible senior notes as of March 31, 2019 and December 31, 2018 was $268.5 million and $268.1 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2019:
Management agreement. Upon closing the IPO on June 28, 2017, the Company entered into a management agreement with the Manager. The Company pays the Manager a base management fee equal to 1.5% of the Company’s equity on an annualized basis, as defined in the management agreement. For purposes of calculating the management fee, equity means the sum of the net proceeds received by the Company from all issuances of its equity securities, plus its cumulative “core earnings” at the end of the most recently completed calendar quarter, less any distributions to stockholders, any amount that the Company has paid to repurchase its stock, and any incentive fees earned by the Manager, but excluding the incentive fee earned in the current quarter. As a result, equity for purposes of calculating the management fee may differ from the amount of stockholders’ equity shown in the Company’s financial statements.
Beginning in the fourth quarter of 2018, incentive fees, if earned, are payable to the Manager, as defined in the management agreement. The incentive fee is the excess of (1) the product of (a) 20% and (b) the result of (i) the Company’s “core earnings” for the previous 12-month period, minus (ii) the product of (A) the Company’s equity in the previous 12-month period, and (B) 8% per annum, less (2) the sum of any incentive fees paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fees are payable with respect to any calendar quarter unless “core earnings” for the 12 most recently completed calendar quarters in the aggregate is greater than zero.
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
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2019.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of March 31, 2019 and December 31, 2018, the Company had unfunded commitments of $624.2 million and $626.2 million on loans held-for-investment with expirations dates within the next three years.

Note 16. Preferred Stock
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
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the three months ended March 31, 2019 and 2018, the Company declared dividends to the preferred stockholder of $25,000 and $25,000, respectively.

Note 17. Stockholders’ Equity
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

On February 5, 2019, the Company closed an underwritten public offering of 6,850,000 shares of its common stock. The Company received total proceeds from the offering of approximately $130.2 million. In addition, the Company granted the underwriters a thirty-day option to purchase up to an additional 1,027,500 shares of its common stock, which was exercised in full on March 6, 2019 resulting in proceeds of $19.5 million from exercise of the underwriters option. In connection with this offering, the Manager agreed to pay approximately $1.6 million of the underwriting fees and discounts.
As of March 31, 2019, the Company had 52,171,921 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2019 and 2018:

Number of common shares
Common shares outstanding, December 31, 2017	43,235,103
Issuance of common stock	—
Issuance of restricted stock (1)	201,956
Common shares outstanding, March 31, 2018	43,437,059

Common shares outstanding, December 31, 2018	43,621,174
Issuance of common stock	8,291,829
Issuance of restricted stock (1)	258,918
Common shares outstanding, March 31, 2019	52,171,921
____________________

(1)	Represents shares of restricted stock granted under the 2017 Equity Incentive Plan, of which 512,358 restricted shares remained subject to vesting requirements at March 31, 2019.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2017 through March 31, 2019:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
December 19, 2018	December 31, 2018	January 18, 2019	$0.42
September 20, 2018	October 2, 2018	October 18, 2018	$0.42
June 20, 2018	July 2, 2018	July 18, 2018	$0.40
March 15, 2018	March 29, 2018	April 18, 2018	$0.38

Share Repurchase Program
On November 21, 2018, the Company's Board of Directors authorized a Share Repurchase Program, which allows the Company to repurchase up to 2,000,000 shares of its common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable Securities and Exchange Commission rules. The Company has not repurchased any of its common stock since the program was authorized.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At-the-Market Offering
On November 21, 2018, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. As of March 31, 2019, 579,269 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $10.9 million, of which 414,329 shares were sold for total proceeds of $7.8 million during the three months ended March 31, 2019. Additionally, the Company received a base management fee reimbursement from the Manager of $0.1 million for stock sold under the equity distribution agreement during the three months ended March 31, 2019.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at March 31, 2019 and December 31, 2018 was as follows:

(in thousands)	March 31, 2019	December 31, 2018
Available-for-sale securities
Unrealized gains	$—	$—
Unrealized losses	—	(192)
Accumulated other comprehensive loss	$—	$(192)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company did not record any reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2019 and 2018.

Note 18. Equity Incentive Plan
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
During the three months ended March 31, 2019 and 2018, the Company granted 258,918 and 201,956 shares of restricted common stock, respectively, to key employees of the Manager and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $19.31 and $17.33 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	321,134	$18.04	150,000	$19.50
Granted	258,918	19.31	201,956	17.33
Vested	(67,694)	(17.33)	—	—
Forfeited	—	—	—	—
Outstanding at End of Period	512,358	$18.78	351,956	$18.25

For the three months ended March 31, 2019 and 2018, the Company recognized compensation related to restricted common stock of $1.1 million and $0.7 million, respectively.

Note 19. Income Taxes
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
The following table summarizes the tax provision recorded at the taxable subsidiary level for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Current tax (benefit) provision:
Federal	$—	$(1)
State	—	2
Total current tax provision	—	1
Deferred tax (benefit)	(1)	—
Total (benefit from) provision for income taxes	$(1)	$1

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands, except share data)	2019	2018
Numerator:
Net income attributable to common stockholders - basic	$16,944	$14,561
Interest expense attributable to convertible notes (1)	4,449	2,171
Net income attributable to common stockholders - diluted	$21,393	$16,732
Denominator:
Weighted average common shares outstanding	48,145,555	43,085,103
Weighted average restricted stock shares	455,876	289,125
Basic weighted average shares outstanding	48,601,431	43,374,228
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	13,655,164	7,093,750
Diluted weighted average shares outstanding	62,256,595	50,467,978
Earnings Per Share
Basic	$0.35	$0.34
Diluted	$0.34	$0.33

____________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

Note 21. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
The Company does not have any employees and is externally managed by the Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays the Manager a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which is payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. In addition, under the terms of an amendment to the management agreement entered into in the fourth quarter of 2018, the Manager agreed to reimburse the Company an amount related to the compensation payable to the sales agents under the Company’s equity distribution agreement by netting such amount from the base management fee payable to the Manager for the applicable quarterly period. The Company incurred $3.4 million and $3.2 million as a management fee to the Manager for the three months ended March 31, 2019 and 2018, respectively. The Company also incurred $0.2 million as an incentive fee to the Manager for the three months ended March 31, 2019. No incentive fees were incurred for the three months ended March 31, 2018. See further discussion of the base management fee and incentive fee calculations in Note 15 - Commitments and Contingencies.
During the three months ended March 31, 2019 and 2018, the Company reimbursed the Manager for certain direct and allocated costs incurred by the Manager on behalf of the Company. These direct and allocated costs totaled approximately $6.6 million and $3.7 million, respectively.
In addition, during the three months ended March 31, 2019, the Manager paid the underwriters an amount equal to $0.20 per share for each share issued in connection with the Company’s underwritten public offering of its common stock and the related option exercised by the underwriters to purchase additional shares of the Company’s common stock.

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
The Company recognized $1.1 million and $0.7 million of compensation during the three months ended March 31, 2019 and 2018 related to restricted common stock issued to employees of the Manager and the Company’s independent directors pursuant to the Plan. See Note 18 - Equity Incentive Plan for additional information.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.

Note 22. Subsequent Events
Events subsequent to March 31, 2019, were evaluated through the date these financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2018.

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
We believe that the U.S. commercial real estate debt markets offer enduring investment opportunities. A significant amount of commercial real estate debt is scheduled to mature over the next several years, and there is a sustained need for acquisition, repositioning and recapitalization loans. We expect that traditional lenders, including banks which have historically accounted for approximately half of the market, will not be able to meet borrower demand due to structural and regulatory constraints. As a result, we believe that there are significant opportunities to originate floating-rate senior commercial real estate loans on transitional properties at attractive risk-adjusted return.
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

Our Portfolio
As of March 31, 2019, our investment portfolio consisted of 98 commercial real estate loans and two commercial mortgage-backed securities, or CMBS, having an aggregate principal balance of $3.3 billion and $38.6 million, respectively, with an additional $624.2 million of potential future funding obligations, diversified across geographies, property types, structures and credits.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2018, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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

We finance pools of our commercial real estate loans through collateralized loan obligations, or CLOs, retaining the subordinate securities in our investment portfolio. The securitizations are accounted for as a financing with the non-retained securitized debt obligations recognized on our balance sheet. The net proceeds from the securitized debt obligations are typically used to repay a portion of the outstanding balances of our repurchase facilities, to re-invest in our target assets and for other general corporate purposes.
In October 2018, we closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. We do not not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2019, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes. We used these proceeds to originate and acquire our target assets and for general corporate purposes.
In December 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued in connection with the exercise of the initial purchaser’s option. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2019, the notes had a conversion rate of 50.2717 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses. We used these proceeds to originate and acquire our target assets and for general corporate purposes.
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
Under our management agreement with our Manager, we pay all costs and expenses of our Manager incurred on our behalf in order to operate our business, as well as all compensation costs for certain personnel providing services to us under the management agreement, other than personnel directly involved in supporting the investment function. We also pay our Manager a quarterly base management fee equal to 0.375% (a 1.50% annual rate) of our equity and an incentive fee, which is payable, if earned, beginning in the fourth quarter of 2018, as defined in the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 15 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
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

Although we intend to hold our target investments for the long-term, we may occasionally classify some of our investments as available-for-sale. Investments classified as available-for-sale, or AFS, are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investments for trading purposes.
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

Summary of Results of Operations and Financial Condition
Our U.S. GAAP net income attributable to common stockholders was $16.9 million and $14.6 million ($0.34 and $0.33 per diluted weighted average share) for the three months ended March 31, 2019 and 2018. With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities do not impact our U.S. GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three months ended March 31, 2019 and 2018, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $191,975 and $15,998, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $16.9 million and $14.6 million, resulted in comprehensive income attributable to common stockholders of $17.1 million and $14.6 million for the three months ended March 31, 2019 and 2018, respectively.

The following tables present the components of our comprehensive income for the three months ended March 31, 2019 and 2018:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2019	2018
Interest income:	(unaudited)
Loans held-for-investment	$56,665	$38,793
Available-for-sale securities	308	272
Held-to-maturity securities	661	885
Cash and cash equivalents	511	27
Total interest income	58,145	39,977
Interest expense:
Repurchase agreements	16,989	16,194
Securitized debt obligations	9,859	—
Convertible senior notes	4,465	2,179
Revolving credit facilities	695	—
Total interest expense	32,008	18,373
Net interest income	26,137	21,604
Other income:
Fee income	913	882
Total other income	913	882
Expenses:
Management fees	3,449	3,209
Incentive fees	244	—
Servicing expense	773	458
Other operating expenses	5,616	4,232
Total expenses	10,082	7,899
Income before income taxes	16,968	14,587
(Benefit from) provision for income taxes	(1)	1
Net income	16,969	14,586
Dividends on preferred stock	25	25
Net income attributable to common stockholders	$16,944	$14,561
Basic earnings per weighted average common share	$0.35	$0.34
Diluted earnings per weighted average common share	$0.34	$0.33
Dividends declared per common share	$0.42	$0.38
Weighted average number of shares of common stock outstanding:
Basic	48,601,431	43,374,228
Diluted	62,256,595	50,467,978

Comprehensive income:
Net income attributable to common stockholders	$16,944	$14,561
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	192	16
Other comprehensive income	192	16
Comprehensive income attributable to common stockholders	$17,136	$14,577

(in thousands)	March 31, 2019	December 31, 2018
Balance Sheet Data:
	(unaudited)
Loans held-for-investment	$3,292,989	$3,167,913
Total assets	$3,487,388	$3,361,881
Repurchase agreements	$993,634	$1,500,543
Securitized debt obligations	$1,197,814	$654,263
Revolving credit facilities	$—	$75,000
Convertible senior notes	$268,484	$268,138
Total stockholders’ equity	$981,131	$827,531

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2019 and 2018.
Interest Income
Interest income increased from $40.0 million for the three months ended March 31, 2018 to $58.1 million for the same period in 2019, due to the origination of 48 commercial real estate debt and related investments with a principal balance of $1,304.7 million, additional fundings of $146.5 million provided on existing loan commitments and upsizings of $10.5 million, offset by repayments of $539.2 million, as well as increases in LIBOR during the period from March 31, 2018 to March 31, 2019.
Interest Expense
Interest expense increased from $18.4 million for the three months ended March 31, 2018 to $32.0 million for the same period in 2019, due to increased financing on the originations and acquisitions described above as well as increases in borrowing rates due to increases in LIBOR and the issuance of additional convertible senior notes.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(dollars in thousands)	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (1)
Loans held-for-investment
Senior loans (2)	$3,163,419	$55,743	7.0%	$2,268,381	$36,717	6.5%
Subordinated loans	35,735	922	10.3%	80,743	2,076	10.3%
Available-for-sale securities	12,798	308	9.6%	12,798	272	8.5%
Held-to-maturity securities	26,530	661	10.0%	40,047	885	8.8%
Other		511			27
Total interest income/net asset yield	$3,238,482	$58,145	7.2%	$2,401,969	$39,977	6.7%
Interest-bearing liabilities
Repurchase agreements and securitized debt obligations collateralized by:
Loans held-for-investment
Senior loans (2)	$2,141,379	$27,115	5.1%	$1,440,059	$15,646	4.3%
Subordinated loans	9,519	131	5.5%	20,778	208	4.0%
Available-for-sale securities	8,378	92	4.4%	8,439	76	3.6%
Held-to-maturity securities	16,631	205	4.9%	25,589	264	4.1%
Other unsecured:
Convertible senior notes	268,369	4,465	6.7%	139,677	2,179	6.2%
Total interest expense/cost of funds	$2,444,276	$32,008	5.2%	$1,634,542	$18,373	4.5%
Net interest income/spread		$26,137	2.0%		$21,604	2.2%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

(2)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

The increase in yields on both senior loans and subordinated loans for the three months ended March 31, 2019, as compared to the same period in 2018, was driven by increases in LIBOR, as the majority are floating-rate loans. The increase in cost of funds on both senior loans and subordinated loans for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily the result of an increases in borrowing rates due to increases in LIBOR. The cost of funds associated with our repurchase agreements, securitized debt obligations and revolving credit facilities also includes amortization of deferred debt issuance costs.
The increase in yields on AFS and HTM securities for the three months ended March 31, 2019, as compared to the same period in 2018, was driven by increases in LIBOR, as these CMBS are floating-rate assets. The increase in cost of funds associated with the financing of AFS and HTM securities for the three months ended March 31, 2019, as compared to the same period in 2018, was the result of increases in borrowing rates due to increases in LIBOR.
Our convertible senior notes were issued in December 2017 and October 2018, are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Fee Income
During the three months ended March 31, 2019 and 2018, we recognized $0.9 million and $0.9 million, respectively, in fee income related to fees charged for early prepayments of loans held-for-investment.

Management Fees
We do not have any employees and are externally managed by our Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, our Manager and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement, we incurred $3.4 million and $3.2 million as a management fee to our Manager for the three months ended March 31, 2019 and 2018, respectively. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 15 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
Incentive Fees
In accordance with the management agreement, we incurred $0.2 million of incentive fee payable to our Manager for the three months ended March 31, 2019. We did not incur any incentive fees for the three months ended March 31, 2018. The incentive fee is calculated based on historical “core earnings” as well as our equity with certain adjustments outlined in the management agreement. See further discussion of the incentive fee calculation in Note 15 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
Servicing Expenses
For the three months ended March 31, 2019, we recognized $0.8 million in servicing expenses related to the subservicing of commercial mortgage loans, compared to $0.5 million for the same period in 2018. The increase in servicing expenses during the three months ended March 31, 2019, as compared to the same period in 2018, was driven by the growth of our investment portfolio, as described above.
Other Operating Expenses
For the three months ended March 31, 2019 and 2018, we recognized $5.6 million and $4.2 million of other operating expenses, which represents an annualized expense ratio of 2.5% and 2.0% of average equity, respectively. The increase in our operating expense ratio during the three months ended March 31, 2019, as compared to the same period in 2018, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business.
Included in other operating expenses for the three months ended March 31, 2019 and 2018 are direct and allocated costs incurred by our Manager on our behalf and reimbursed by us. For the three months ended March 31, 2019 and 2018, these direct and allocated costs totaled approximately $6.6 million and $3.7 million, respectively. Included in these reimbursed costs was compensation paid to employees of our Manager serving as our principal financial officer, chief operating officer and general counsel of $1.4 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. The allocation of compensation paid to employees of our Manager serving as our chief operating officer, principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three months ended March 31, 2019 and 2018 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s 2017 Equity Incentive Plan, or the Plan (see discussion in Note 18 - Equity Incentive Plan), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer and general counsel of $0.7 million and $0.5 million, respectively.

Financial Condition
We originate and acquire commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. We also hold CMBS, representing interests in pools of commercial mortgage loans issued by trusts.
The following tables provide a summary of our portfolio as of March 31, 2019:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination(3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$3,913,279	$3,289,035	$3,264,008	L+3.92%	L+4.66%	3.2	66.6%	63.4%
Subordinated loans	28,981	28,981	28,981	L+9.50%	L+9.84%	8.3	56.5%	50.1%
CMBS	38,613	38,613	38,613	L+7.14%	L+7.69%	2.8	73.7%	73.6%
Total/Wtd. Avg.	$3,980,873	$3,356,629	$3,331,602	L+3.97%	L+4.71%	3.3	66.6%	63.4%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	$144.3	$113.7	$112.6	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	09/17	125.0	108.1	107.4	L+4.45%	L+5.03%	3.0	CT	Office	62.9%	58.9%
Senior	07/16	120.4	109.1	108.6	L+4.45%	L+4.99%	4.0	Various	Office	62.8%	61.5%
Senior	12/15	120.0	120.0	119.9	L+3.65%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	12/18	92.0	30.7	29.7	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	05/17	86.8	79.1	78.5	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	11/16	82.3	60.6	60.4	L+3.25%	L+5.78%	3.0	OR	Office	66.5%	51.1%
Senior	10/17	74.8	44.7	44.3	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	68.8	68.3	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/16	71.7	68.0	67.0	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	06/16	68.3	60.6	60.4	L+3.87%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	61.2	60.8	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	08/16	65.0	63.7	63.3	L+3.95%	L+5.54%	4.0	NJ	Office	60.8%	63.0%
Senior	01/19	64.5	64.5	63.8	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	04/18	64.0	64.0	63.5	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	12/18	60.0	42.8	42.3	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	58.6	44.6	44.4	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	56.2	56.0	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	09/17	54.0	53.1	52.8	L+4.38%	L+4.91%	3.0	NY	Industrial	68.7%	72.0%
Senior	10/18	52.2	48.2	47.9	L+2.70%	L+3.10%	3.0	NJ	Industrial	73.9%	68.8%
Senior	05/17	52.0	40.6	40.3	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/15	51.5	51.5	51.3	L+4.65%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	11/15	51.4	51.4	51.3	L+4.75%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	12/18	51.0	51.0	50.6	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	09/18	50.1	19.2	18.8	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	05/18	50.0	50.0	49.6	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	10/18	49.0	15.0	14.6	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%
Senior	12/18	49.0	40.8	40.4	L+2.93%	L+3.39%	3.0	NY	Industrial	56.5%	56.3%
Senior	02/16	47.6	46.3	46.1	L+3.78%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Senior	12/17	47.0	31.9	31.5	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	08/17	47.0	43.0	42.7	L+3.65%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	05/18	46.5	30.4	30.1	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	06/18	46.0	41.0	40.6	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	06/17	45.0	45.0	44.7	L+4.50%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	08/18	44.8	40.4	40.1	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	08/17	40.0	40.0	39.8	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	03/19	39.6	29.5	29.0	L+2.90%	L+3.54%	3.0	NY	Office	63.2%	63.9%
Senior	05/18	38.8	32.3	32.1	L+3.55%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	06/18	38.1	35.2	34.9	L+7.76%	L+10.13%	1.0	PA	Office	55.6%	63.4%
Senior	12/17	37.2	32.0	31.8	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/18	37.1	14.7	14.4	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/16	37.0	34.4	34.2	L+4.27%	L+5.03%	3.0	NY	Multifamily	61.3%	56.9%
Senior	10/18	36.8	29.4	29.0	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	05/17	35.2	28.7	28.5	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	19.3	19.1	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	12/18	34.2	26.9	26.6	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	10/17	34.1	22.3	22.1	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%
Senior	05/17	33.8	28.3	28.2	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.7	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/16	32.2	29.1	29.0	L+4.55%	L+5.16%	3.0	CA	Office	68.6%	48.6%
Senior	03/19	32.0	26.9	26.6	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	05/17	30.9	28.7	28.5	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	07/17	30.0	30.0	29.9	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	06/18	29.3	19.5	19.2	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	06/18	29.0	29.0	28.8	L+3.55%	L+3.96%	3.0	TX	Multifamily	74.3%	68.2%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	11/18	28.6	23.8	23.5	L+3.50%	L+4.12%	3.0	TN	Office	61.8%	63.6%
Senior	01/19	27.5	24.3	24.1	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	20.5	20.3	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	01/19	27.0	22.0	21.7	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	09/17	26.9	23.5	23.4	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	07/17	26.0	23.5	23.4	L+4.20%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	26.0	20.7	20.5	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	06/18	25.9	25.9	25.6	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
CMBS	11/15	25.8	25.8	25.8	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Senior	09/18	25.5	21.1	20.8	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	10/15	25.0	25.0	24.8	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	10/18	23.7	10.3	10.1	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	08/17	23.6	23.6	23.5	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	08/16	23.4	23.4	23.3	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	01/18	23.4	20.1	19.9	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	03/19	23.3	18.7	18.5	L+3.27%	L+3.79%	3.0	WI	Multifamily	72.4%	75.2%
Senior	03/18	23.0	23.0	22.9	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	16.5	16.4	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	01/19	22.7	19.1	19.0	L+2.99%	L+3.40%	3.0	WI	Multifamily	69.3%	73.5%
Senior	04/18	22.2	20.8	20.6	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	08/17	21.9	16.9	16.8	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	12/18	21.8	7.5	7.3	L+4.44%	L+5.56%	3.0	PA	Multifamily	61.5%	67.0%
Senior	07/17	21.5	20.7	20.7	L+2.98%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	10/18	21.5	18.2	18.0	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	12/18	21.3	19.6	19.6	L+3.42%	L+3.88%	2.0	MN	Multifamily	73.6%	73.7%
Senior	02/18	21.2	18.5	18.4	L+4.05%	L+4.54%	3.0	CA	Office	71.9%	62.0%
Senior	03/19	21.0	17.2	17.1	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	08/17	20.8	15.0	14.9	L+5.25%	L+6.12%	3.0	FL	Multifamily	74.1%	60.9%
Senior	10/16	20.0	17.7	17.6	L+4.85%	L+5.90%	3.0	NY	Multifamily	73.8%	62.5%
Senior	03/18	19.8	19.8	19.6	L+5.15%	L+5.71%	3.0	CA	Hotel	67.2%	60.0%
Senior	01/17	19.0	19.0	18.8	L+4.80%	L+5.27%	4.0	TX	Retail	70.4%	69.5%
Senior	11/18	19.0	13.1	13.0	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	65.8%
Senior	04/18	18.5	18.5	18.4	L+3.25%	L+3.53%	3.0	CA	Multifamily	77.1%	70.6%
Senior	04/18	18.5	18.5	18.4	L+3.25%	L+3.53%	3.0	CA	Multifamily	76.8%	64.0%
Senior	01/19	18.3	13.5	13.3	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	12/16	17.5	12.6	12.6	L+3.50%	L+6.97%	3.0	CA	Office	70.4%	72.0%
Senior	07/18	16.6	10.5	10.4	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	09/18	16.6	16.5	16.5	L+2.85%	L+3.06%	3.0	SC	Multifamily	79.4%	72.2%
Senior	11/18	16.2	16.0	15.8	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Mezzanine	01/17	14.6	14.6	14.6	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
CMBS	12/15	12.8	12.8	12.8	L+6.91%	L+6.95%	2.8	Various	Office	65.8%	65.8%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	4.5	4.5	4.5	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$3,980.9	$3,356.6	$3,331.6	L+3.97%	L+4.71%	3.3			66.6%	63.4%
____________________

(1)	“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(3)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

As of March 31, 2019, our borrowings consisted of repurchase agreements and revolving credit facilities collateralized by our pledge of loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, securitized debt obligations issued by CLOs and collateralized by pools of loans held-for-investment and long-term unsecured convertible senior notes.
As of March 31, 2019, we had outstanding $1.0 billion of repurchase agreements, and the term to maturity ranged from from 32 days to approximately 1.2 years. Repurchase agreements had a weighted average borrowing rate of 4.70% and weighted average remaining maturities of 0.8 years as of March 31, 2019.
As of March 31, 2019, we had outstanding $1.2 billion of securitized debt obligations with a weighted average borrowing rate of 4.00% and weighted average remaining maturities of 1.9 years.
In December 2017, we closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and estimated offering expenses, which were used to originate and acquire our target assets and for general corporate purposes. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2019, the notes had a conversion rate of 50.2717 shares of common stock per $1,000 principal amount of the notes.
In October 2018, we closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. We do not not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2019, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
As of March 31, 2019, the total outstanding amount due on convertible senior notes was $268.5 million, net of deferred issuance costs.
As of March 31, 2019, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, which includes unsecured borrowings under convertible senior notes, was 2.5:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, revolving credit facilities, securitized debt obligations and convertible senior notes for the three months ended March 31, 2019, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended March 31, 2019	$2,444,276	$2,459,932	$2,586,880
For the Three Months Ended December 31, 2018	$2,272,209	$2,497,944	$2,497,944
For the Three Months Ended September 30, 2018	$1,953,052	$2,074,563	$2,074,563
For the Three Months Ended June 30, 2018	$1,762,115	$1,811,046	$1,900,561
For the Three Months Ended March 31, 2018	$1,634,541	$1,664,201	$1,685,529

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our target investments and operations, make distributions to our stockholders and other general business needs. We use cash to acquire our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash consist of unused borrowing capacity under our financing sources, securitizations, the net proceeds of future equity and debt offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We finance pools of our commercial real estate loans through CLO securitization transactions. The net proceeds from the CLO issuances are typically used to repay a portion of the outstanding balances of our repurchase facilities, to re-invest in our target assets and for other general corporate purposes. We expect that our primary sources of financing will be, to the extent available to us, through (a) repurchase agreements and other types of credit facilities, (b) securitizations, (c) other sources of private financing, and (d) offerings of our equity or debt securities.
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
On November 21, 2018, we entered into an equity distribution agreement under which we may sell up to an aggregate of 8,000,000 shares of our common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. As of March 31, 2019, 579,269 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $10.9 million, of which 414,329 shares were sold for total proceeds of $7.8 million during the three months ended March 31, 2019. Additionally, we received a base management fee reimbursement from our Manager of $0.1 million for stock sold under the equity distribution agreement during the three months ended March 31, 2019.
On February 5, 2019, we closed an underwritten public offering of 6,850,000 shares of our common stock. We received total proceeds from the offering of approximately $130.0 million. In addition, we granted the underwriters a thirty-day option to purchase up to an additional 1,027,500 shares of our common stock, which was exercised in full on March 6, 2019 resulting in proceeds of $19.5 million from exercise of the underwriters option. In connection with this offering, the Manager agreed to pay approximately $1.6 million of the underwriting fees and discounts.
As of March 31, 2019, we held $65.4 million in cash and cash equivalents available to support our operations; $3.3 billion of loans held-for-investment, AFS securities and HTM securities; and $2.5 billion of outstanding debt in the form of repurchase agreements, revolving credit facilities, securitized debt obligations and long-term unsecured convertible senior notes. During the three months ended March 31, 2019, our debt-to-equity ratio decreased from 3.0:1.0 to 2.5:1.0, predominantly driven by the increase in equity as a result of common stock issuances. We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3.5-to-1 ratio on a company basis. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments, and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of March 31, 2019, we held approximately $65.4 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.

During the three months ended March 31, 2019, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, securitizations, convertible notes, issuance of common stock, potential additional securitizations and similar financing arrangements. We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2019, we had repurchase agreements in place with five counterparties (lenders) and a revolving credit facility in place with one counterparty to finance loans held for investment, and two other asset-specific facilities to finance our CMBS, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements and revolving credit facilities, we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements due to credit or market events, depending on the repurchase agreement or revolving credit facility. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
An overview of our repurchase and revolving credit facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	March 31, 2019
(in thousands)	Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2020	No	$518,819	$81,181	$600,000
JPMorgan Chase Bank	June 28, 2019	No	$178,794	$321,206	$500,000
Goldman Sachs Bank	May 2, 2019	No	$133,600	$366,400	$500,000
Citibank	June 28, 2020	No	$41,898	$208,102	$250,000
Wells Fargo Bank (2)	June 28, 2019	No	$96,132	$103,868	$200,000
Revolving credit facilities:
Citibank	April 13, 2020	No	$—	$75,000	$75,000
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	We retain an option to increase the maximum facility capacity amount up to $475 million, subject to customary terms and conditions.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2019:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2019, our unrestricted cash, as defined, was $65.4 million, while 5.0% of our recourse indebtedness, as defined, was $27.8 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 28, 2017 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $742.3 million. As of March 31, 2019, our tangible net worth, as defined, was $981.1 million.

•
Target asset leverage ratio cannot exceed 75.0% and our total leverage ratio cannot exceed 80.0%. As of March 31, 2019, our target asset leverage ratio, as defined, was 65.8% and our total leverage ratio, as defined, was 71.9%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of March 31, 2019, our minimum interest coverage, as defined, was 2.1:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities and securitized debt obligations as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Loans held-for-investment	$3,000,244	$2,935,757
Available-for-sale securities, at fair value	12,798	12,606
Held-to-maturity securities	25,815	26,696
Restricted cash	2,922	2,922
Total	$3,041,779	$2,977,981

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, securitized debt obligations and convertible senior notes as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Within 30 days	$—	$—
30 to 59 days	157,991	25,854
60 to 89 days	274,926	—
90 to 119 days	—	36,371
120 to 364 days	69,916	874,317
One to three years	1,669,413	1,293,264
Three to five years	289,686	268,138
Five to ten years	—	—
Ten years and over	—	—
Total	$2,461,932	$2,497,944

For the three months ended March 31, 2019, our restricted and unrestricted cash and cash equivalents balance decreased approximately $3.0 million to $120.4 million at March 31, 2019. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2019, operating activities increased our cash balances by approximately $17.0 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended March 31, 2019, investing activities decreased our cash balances by approximately $120.4 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and held-to-maturity securities.

•
Cash flows from financing activities. For the three months ended March 31, 2019, financing activities increased our cash balance by approximately $100.4 million, primarily driven by net proceeds from securitized debt obligations and the issuance of common stock, offset by the repayment of repurchase agreements, securitized debt obligations and revolving credit facilities.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of March 31, 2019, we had unfunded commitments on commercial real estate loans held-for-investment of $624.2 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

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

Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates decrease net income. As of March 31, 2019, approximately 98.4% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.6% of our portfolio earns a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our repurchase agreements and securitized debt obligations are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2019. All changes in value are measured as the change from our March 31, 2019 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,181	$667	$(675)	$(1,350)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	11	5	(5)	(11)
Repurchase agreements	(434)	(217)	217	434
Securitized debt obligations	(504)	(252)	252	504
Convertible senior notes	(9,220)	(4,559)	4,461	8,825
Total net assets	$(8,961)	$(4,353)	$4,247	$8,397

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(6,624)	$(5,103)	$5,286	$10,572

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2019. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers. This risk is partially mitigated by various facts we consider during our rigorous underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of March 31, 2019, none of the commercial real estate loans in our portfolio were non-performing.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

4.2
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

4.4
Supplemental Indenture, dated as of October 12, 2018, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on October 12, 2018).

10.1
Indenture, dated as of February 28, 2019, by and among GPMT 2019-FL2, Ltd., GPMT 2019-FL2 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on March 5, 2019).

10.2	Preferred Share Paying Agency Agreement, dated as of February 28, 2019, among GPMT 2019-FL2, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (filed herewith).
10.3
Collateral Interest Purchase Agreement, dated as of February 28, 2019, among GPMT Seller LLC, GPMT 2019-FL2, Ltd. and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on March 5, 2019).

10.4
Collateral Management Agreement, dated as of February 28, 2019, between GPMT 2019-FL2, Ltd. and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on March 5, 2019).

10.5
Servicing Agreement, dated as of February 28, 2019, by and among GPMT 2019-FL2, Ltd., GPMT Collateral Manager LLC, Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC and Trimont Real Estate Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on March 5, 2019).

10.6
First Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of February 28, 2019, by and among GP Commercial CB LLC, Citibank, N.A. and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on March 5, 2019).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2019, filed with the SEC on May 7, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 7, 2019	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 7, 2019	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)