Form 10-Q
period 2019-06-30
Granite Point Mortgage Trust Inc.
filed 2019-08-05
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38124
GRANITE POINT MORTGAGE TRUST INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1843143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Bryant Park, Suite 2400A
New York,	New York	10036
(Address of Principal Executive Offices)		(Zip Code)
(212) 364-3200
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	GPMT	New York Stock Exchange
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
As of August 2, 2019, there were 54,853,205 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Loans held-for-investment	$3,560,117	$3,167,913
Available-for-sale securities, at fair value	12,830	12,606
Held-to-maturity securities	22,020	26,696
Cash and cash equivalents	92,838	91,700
Restricted cash	76,149	31,723
Accrued interest receivable	9,924	10,268
Deferred debt issuance costs	6,099	3,924
Prepaid expenses	1,170	1,055
Other assets	23,189	15,996
Total Assets (1)	$3,804,336	$3,361,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,254,027	$1,500,543
Securitized debt obligations	1,133,294	654,263
Asset-specific financings	75,060	—
Revolving credit facilities	—	75,000
Convertible senior notes	268,857	268,138
Accrued interest payable	6,204	6,394
Unearned interest income	584	510
Dividends payable	23,064	18,346
Other liabilities	14,510	10,156
Total Liabilities (1)	2,775,600	2,533,350
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 54,853,205 and 43,621,174 shares issued and outstanding, respectively	549	436
Additional paid-in capital	1,046,025	836,288
Accumulated other comprehensive income (loss)	32	(192)
Cumulative earnings	127,008	91,875
Cumulative distributions to stockholders	(145,878)	(100,876)
Total Stockholders’ Equity	1,027,736	827,531
Total Liabilities and Stockholders’ Equity	$3,804,336	$3,361,881
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At June 30, 2019 and December 31, 2018, assets of the VIEs totaled $1,482,292 and $829,147, and liabilities of the VIEs totaled $1,134,493 and $654,952, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans held-for-investment	$58,133	$42,359	$114,798	$81,152
Available-for-sale securities	311	285	619	557
Held-to-maturity securities	613	836	1,274	1,721
Cash and cash equivalents	907	29	1,418	56
Total interest income	59,964	43,509	118,109	83,486
Interest expense:
Repurchase agreements	13,529	14,934	30,518	31,128
Securitized debt obligations	13,554	3,875	23,413	3,875
Convertible senior notes	4,491	2,206	8,956	4,385
Asset-specific financings	598	—	598	—
Revolving credit facilities	165	220	860	220
Total interest expense	32,337	21,235	64,345	39,608
Net interest income	27,627	22,274	53,764	43,878
Other income:
Fee income	202	564	1,115	1,446
Total other income	202	564	1,115	1,446
Expenses:
Management fees	3,763	3,114	7,212	6,323
Incentive fees	—	—	244	—
Servicing expenses	885	494	1,658	952
General and administrative expenses	5,006	4,005	10,622	8,237
Total expenses	9,654	7,613	19,736	15,512
Income before income taxes	18,175	15,225	35,143	29,812
Benefit from income taxes	(2)	(2)	(3)	(1)
Net income	18,177	15,227	35,146	29,813
Dividends on preferred stock	25	25	50	50
Net income attributable to common stockholders	$18,152	$15,202	$35,096	$29,763
Basic earnings per weighted average common share	$0.34	$0.35	$0.68	$0.69
Diluted earnings per weighted average common share	$0.33	$0.34	$0.68	$0.67
Dividends declared per common share	$0.42	$0.40	$0.84	$0.78
Weighted average number of shares of common stock outstanding:
Basic	53,953,634	43,446,963	51,292,318	43,410,796
Diluted	67,624,395	50,634,463	51,292,318	50,598,296
Comprehensive income:
Net income attributable to common stockholders	$18,152	$15,202	$35,096	$29,763
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	32	(16)	224	—
Other comprehensive income (loss)	32	(16)	224	—
Comprehensive income attributable to common stockholders	$18,184	$15,186	$35,320	$29,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2017	43,235,103	$432	$829,704	$—	$28,800	$(30,315)	$828,621
Net income	—	—	—	—	14,586	—	14,586
Other comprehensive income before reclassifications	—	—	—	16	—	—	16
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	16	—	—	16
Common dividends declared	—	—	—	—	—	(16,506)	(16,506)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	201,956	2	662	—	—	—	664
Balance, March 31, 2018	43,437,059	434	830,366	16	43,386	(46,846)	827,356
Net income	—	—	—	—	15,227	—	15,227
Other comprehensive loss before reclassifications	—	—	—	(16)	—	—	(16)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive loss	—	—	—	(16)	—	—	(16)
Common dividends declared	—	—	—	—	—	(17,383)	(17,383)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	19,175	1	1,202	—	—	—	1,203
Balance, June 30, 2018	43,456,234	$435	$831,568	$—	$58,613	$(64,254)	$826,362

Balance, December 31, 2018	43,621,174	$436	$836,288	$(192)	$91,875	$(100,876)	$827,531
Cumulative effect of adoption of new accounting principle	—	—	13	—	(13)	—	—
Adjusted balance, January 1, 2019	43,621,174	436	836,301	(192)	91,862	(100,876)	827,531
Net income	—	—	—	—	16,969	—	16,969
Other comprehensive income before reclassifications	—	—	—	192	—	—	192
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	192	—	—	192
Issuance of common stock, net of offering costs	8,291,829	83	157,145	—	—	—	157,228
Common dividends declared	—	—	—	—	—	(21,913)	(21,913)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	258,918	3	1,146	—	—	—	1,149
Balance, March 31, 2019	52,171,921	522	994,592	—	108,831	(122,814)	981,131
Net income	—	—	—	—	18,177	—	18,177
Other comprehensive income before reclassifications	—	—	—	32	—	—	32
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	32	—	—	32
Issuance of common stock, net of offering costs	2,663,095	27	50,150	—	—	—	50,177
Common dividends declared	—	—	—	—	—	(23,039)	(23,039)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	18,189	—	1,283	—	—	—	1,283
Balance, June 30, 2019	54,853,205	$549	$1,046,025	$32	$127,008	$(145,878)	$1,027,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$35,146	$29,813
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(7,943)	(5,893)
Amortization of deferred debt issuance costs on convertible senior notes and securitized debt obligations	3,882	1,102
Equity based compensation	2,432	1,867
Depreciation of fixed assets	107	3
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	344	(450)
(Increase) decrease in prepaid expenses	(115)	143
Increase in other assets	(7,300)	(1,511)
(Decrease) increase in accrued interest payable	(190)	161
Increase in unearned interest income	74	413
Increase in other liabilities	4,354	1,374
Net cash provided by operating activities	30,791	27,022
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(687,998)	(594,126)
Proceeds from repayment of loans held-for-investment	303,737	420,679
Principal payments on held-to-maturity securities	4,676	8,510
Net cash used in investing activities	(379,585)	(164,937)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	500,127	561,357
Principal payments on repurchase agreements	(746,643)	(1,063,956)
Proceeds from issuance of securitized debt obligations	646,868	651,374
Principal payments on securitized debt obligations	(171,000)	—
Proceeds from convertible senior notes	—	18,247
Proceeds from asset-specific financings	75,060	—
Proceeds from revolving credit facilities	48,697	49,394
Repayment of revolving credit facilities	(123,697)	(49,394)
(Increase) decrease in deferred debt issuance costs	(2,175)	1,922
Proceeds from issuance of common stock, net of offering costs	207,405	—
Dividends paid on preferred stock	(50)	(50)
Dividends paid on common stock	(40,234)	(32,935)
Net cash provided by financing activities	394,358	135,959
Net increase (decrease) in cash, cash equivalents and restricted cash	45,564	(1,956)
Cash, cash equivalents and restricted cash at beginning of period	123,423	110,718
Cash, cash equivalents and restricted cash at end of period	$168,987	$108,762
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$64,534	$39,447
Cash paid (received) for taxes, net	$—	$(5)
Noncash Activities:
Dividends declared but not paid at end of period	$23,064	$17,408
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2019 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2019 should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three and six months ended June 30, 2019.
Asset-Specific Financings
The Company finances certain of its loans held-for-investment through the use of an asset-specific financing facility. Borrowings under the asset-specific financing facility generally bear interest rates of a specified margin over one-month LIBOR. The asset-specific financings are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
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
SEC Disclosure Update and Simplification
In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for entities to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the quarter that begins after the effective date. As a result, the Company adopted the new interim disclosure requirement in connection with the Form 10-Q filing for the first quarter of 2019. The Company’s adoption of this final rule did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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
The following table presents a summary of the assets and liabilities of all variable interest entities consolidated on the Company’s condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Loans held-for-investment	$1,402,209	$795,259
Restricted cash	69,478	26,136
Accrued interest receivable	4,039	2,622
Other assets	6,566	5,130
Total Assets	$1,482,292	$829,147
Securitized debt obligations	$1,133,294	$654,263
Accrued interest payable	1,122	689
Other liabilities	77	—
Total Liabilities	$1,134,493	$654,952

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within available-for-sale securities, at fair value, and held-to-maturity securities on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $34.8 million and $39.3 million, respectively.

Note 4. Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when loans are placed on nonaccrual status. Generally, commercial mortgage loans are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Commercial mortgage loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
The Company also finances pools of its commercial real estate loans through CLOs, which are considered to be VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the CLOs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the CLOs and classifies the underlying loans as loans held-for-investment. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,556,949	$14,095	$14,551	$3,585,595
Unamortized (discount) premium	(131)	—	—	(131)
Unamortized net deferred origination fees	(25,347)	—	—	(25,347)
Carrying value	$3,531,471	$14,095	$14,551	$3,560,117
Unfunded commitments	$588,697	$—	$—	$588,697
Number of loans	103	2	1	106
Weighted average coupon	6.2%	12.0%	8.0%	6.2%
Weighted average years to maturity (2)	1.8	2.7	7.6	1.8

	December 31, 2018
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,147,310	$31,679	$14,652	$3,193,641
Unamortized (discount) premium	(151)	—	—	(151)
Unamortized net deferred origination fees	(25,577)	—	—	(25,577)
Carrying value	$3,121,582	$31,679	$14,652	$3,167,913
Unfunded commitments	$626,155	$—	$—	$626,155
Number of loans	88	3	1	92
Weighted average coupon	6.4%	11.4%	8.0%	6.5%
Weighted average years to maturity (2)	2.0	1.9	8.1	2.0
____________________

(1)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)
Based on contractual maturity date. Certain loans are subject to contractual extension options with such conditions stipulated in the applicable loan documents. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment fee. The Company may also extend contractual maturities in connection with loan modifications.

(dollars in thousands)	June 30, 2019		December 31, 2018
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,519,351	42.7%	$1,495,128	47.2%
Multifamily	806,553	22.7%	569,259	18.0%
Hotel	566,259	15.9%	427,611	13.5%
Retail	369,869	10.4%	324,447	10.2%
Industrial	264,356	7.4%	351,468	11.1%
Other	33,729	0.9%	—	—%
Total	$3,560,117	100.0%	$3,167,913	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in thousands)	June 30, 2019		December 31, 2018
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,141,476	32.1%	$1,171,691	37.0%
Southwest	881,363	24.8%	681,108	21.5%
West	703,512	19.8%	694,223	21.9%
Southeast	437,898	12.2%	369,961	11.7%
Midwest	395,868	11.1%	250,930	7.9%
Total	$3,560,117	100.0%	$3,167,913	100.0%

At June 30, 2019 and December 31, 2018, the Company pledged loans held-for-investment with a carrying value of $3.2 billion and $2.9 billion, respectively, as collateral for repurchase agreements, asset-specific financings, revolving credit facilities and securitized debt obligations. See Note 10 - Repurchase Agreements, Note 11 - Asset-specific Financings, Note 12 - Revolving Credit Facilities and Note 13 - Securitized Debt Obligations.
The following table summarizes activity related to loans held-for-investment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$3,292,989	$2,364,647	$3,167,913	$2,304,266
Originations, acquisitions and additional fundings	415,997	445,944	695,691	602,130
Repayments	(148,417)	(324,252)	(303,737)	(420,679)
Net discount accretion (premium amortization)	7	4	20	18
Increase in net deferred origination fees	(4,573)	(5,919)	(7,693)	(8,004)
Amortization of net deferred origination fees	4,114	3,182	7,923	5,875
Allowance for loan losses	—	—	—	—
Balance at end of period	$3,560,117	$2,483,606	$3,560,117	$2,483,606

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019			December 31, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	9	$377,008	$375,737	9	$354,791	$353,583
2	89	3,013,703	2,990,794	78	2,680,297	2,656,679
3	6	157,465	156,348	3	121,133	120,496
4	2	37,419	37,238	2	37,420	37,155
5	—	—	—	—	—	—
Total	106	$3,585,595	$3,560,117	92	$3,193,641	$3,167,913

The Company has not identified any impaired loans and it has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

Note 5. Available-for-Sale Securities
The following table presents the face value and carrying value (which approximates fair value) of AFS securities as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Face value	$12,798	$12,798
Gross unrealized gains	32	—
Gross unrealized losses	—	(192)
Carrying value	$12,830	$12,606

On June 30, 2019, the Company’s AFS securities had contractual maturities of less than one year.
At June 30, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $12.8 million and $12.6 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
At June 30, 2019, the Company’s AFS securities were in a unrealized gain position. At December 31, 2018, the Company’s AFS securities were in an unrealized loss position for less than twelve months.
Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for other-than-temporary impairments, or OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three and six months ended June 30, 2019 and 2018 as expected cash flows were greater than amortized cost for all AFS securities held.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Face value	$22,020	$26,696
Unamortized premium (discount)	—	—
Carrying value	$22,020	$26,696

On June 30, 2019, the Company’s HTM securities had contractual maturities of less than one year.
At June 30, 2019 and December 31, 2018, the Company pledged HTM securities with a carrying value of $22.0 million and $26.7 million, respectively, as collateral for repurchase agreements. See Note 10 - Repurchase Agreements.
Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the three and six months ended June 30, 2019 and 2018, as expected cash flows were greater than amortized cost for all HTM securities held.

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. As of June 30, 2019 and December 31, 2018, the Company had $6.7 million and $5.6 million, respectively, as collateral for repurchase agreements and by counterparties to support activities related to securities. In addition, as of June 30, 2019 and December 31, 2018, the Company held $69.5 million and $26.1 million, respectively, in restricted cash representing proceeds from principal paydowns of loans held in the CLOs.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$92,838	$91,700
Restricted cash	76,149	31,723
Total cash, cash equivalents and restricted cash	$168,987	$123,423

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Loans held-for-investment	$9,776	$10,089
Available-for-sale securities	53	57
Held-to-maturity securities	95	122
Total	$9,924	$10,268

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
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the condensed consolidated balance sheet and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified its CMBS AFS as Level 2 fair value assets at June 30, 2019 and December 31, 2018.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its condensed consolidated balance sheets.

	Recurring Fair Value Measurements
	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,830	$—	$12,830
Total assets	$—	$12,830	$—	$12,830

	Recurring Fair Value Measurements
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,606	$—	$12,606
Total assets	$—	$12,606	$—	$12,606

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the three and six months ended June 30, 2019 and 2018.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

•
The carrying value of repurchase agreements, asset-specific financing facilities and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase agreements, asset-specific financing facilities and revolving credit facilities have floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2019. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$3,560,117	$3,592,914	$3,167,913	$3,200,980
Available-for-sale securities	$12,830	$12,830	$12,606	$12,606
Held-to-maturity securities	$22,020	$22,141	$26,696	$26,611
Cash and cash equivalents	$92,838	$92,838	$91,700	$91,700
Restricted cash	$76,149	$76,149	$31,723	$31,723
Liabilities
Repurchase agreements	$1,254,027	$1,254,027	$1,500,543	$1,500,543
Securitized debt obligations	$1,133,294	$1,148,086	$654,263	$654,330
Asset-specific financings	$75,060	$75,060	$—	$—
Revolving credit facilities	$—	$—	$75,000	$75,000
Convertible senior notes	$268,857	$281,601	$268,138	$270,731

Note 10. Repurchase Agreements
As of June 30, 2019 and December 31, 2018, the Company had outstanding $1.3 billion and $1.5 billion of repurchase agreements with a weighted average borrowing rate of 4.59% and 4.61% and weighted average remaining maturities of 1.5 and 0.9 years, respectively.
At June 30, 2019 and December 31, 2018, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Short-term	$867,805	$842,078
Long-term	386,222	658,465
Total	$1,254,027	$1,500,543

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2019 and December 31, 2018, the repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2019			December 31, 2018
	Collateral Type			Collateral Type
(dollars in thousands)	Loans	CMBS (1)	Total Amount Outstanding	Loans	CMBS (1)	Total Amount Outstanding
Within 30 days	$—	$—	$—	$—	$—	$—
30 to 59 days	—	24,432	24,432	—	25,854	25,854
60 to 89 days	—	—	—	—	—	—
90 to 119 days	—	—	—	—	—	—
120 to 364 days	843,373	—	843,373	816,224	—	816,224
One year and over	386,222	—	386,222	658,465	—	658,465
Total	$1,229,595	$24,432	$1,254,027	$1,474,689	$25,854	$1,500,543
Weighted average borrowing rate	4.59%	4.78%	4.59%	4.61%	4.78%	4.61%

____________________

(1)	Includes repurchase agreements collateralized by both AFS securities and HTM securities.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2019	December 31, 2018
Loans held-for-investment	$1,683,366	$2,012,550
Available-for-sale securities, at fair value	12,830	12,606
Held-to-maturity securities	22,020	26,696
Restricted cash	2,922	2,922
Total	$1,721,138	$2,054,774

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$529,742	$205,457	20%	1.00	$475,474	$203,274	25%	1.49
JPMorgan Chase Bank	262,209	114,484	11%	2.73	481,754	168,234	20%	0.47
Goldman Sachs Bank	178,137	66,472	6%	0.84	251,785	93,651	11%	0.33
All other counterparties (2)	283,939	83,695	8%	1.52	291,531	92,614	11%	1.12
Total	$1,254,027	$470,108			$1,500,544	$557,773
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities pledged as collateral for repurchase agreements, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with two other counterparties as of June 30, 2019 and December 31, 2018.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Asset-Specific Financings
To finance certain of its loans held-for-investment, the Company has entered into an asset-specific financing facility collateralized by the value of the loans pledged. As of June 30, 2019, the Company had outstanding long-term borrowings under the asset-specific financing facility of $75.1 million with a weighted average borrowing rate of 4.1% and weighted average remaining maturities of 2.4 years. There were no amounts outstanding under the asset-specific financing facility as of December 31, 2018.
At June 30, 2019 and December 31, 2018, borrowings under the asset-specific financing facility had the following remaining maturities:

(in thousands)	June 30, 2019	December 31, 2018
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	—	—
One year and over	75,060	—
Total	$75,060	$—

As of June 30, 2019, loans held-for-investment with a carrying value of $92.9 million were pledged as collateral for the Company’s future payment obligations under its asset-specific financing facility. No loans held-for-investment were pledged for asset-specific financings as of December 31, 2018. The Company does not anticipate any defaults by its asset-specific financing facility counterparty, although there can be no assurance that one or more defaults will not occur.

Note 12. Revolving Credit Facilities
To finance certain of its loans held-for-investment, the Company has entered into a revolving credit facility collateralized by a borrowing base of loans. The facility provides intermediate-term bridge or transitional financing for typically around 90 days per loan and matures on April 13, 2020, unless extended pursuant to its terms. As of December 31, 2018, the Company had outstanding borrowings under the revolving credit facility of $75.0 million with a weighted average borrowing rate of 5.2%. There were no amounts outstanding under the revolving credit facility as of June 30, 2019.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2018, loans held-for-investment with a carrying value of $127.9 million were considered the borrowing base collateral for the Company’s future payment obligations under its revolving credit facility. No loans held-for-investment were designated as collateral for the revolving credit facility as of June 30, 2019. The Company does not anticipate any defaults by its revolving credit facility counterparty, although there can be no assurance that one or more defaults will not occur.

Note 13. Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CLOs, which are consolidated on the Company’s condensed consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLOs. The securitized debt obligations issued by the CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the outstanding amount due on securitized debt obligations was $1.1 billion and $654.3 million, net of deferred issuance costs, with a weighted average interest rate of 3.98% and 3.58%.

Note 14. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2019, the notes had a conversion rate of 50.3802 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2019, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
The outstanding amount due on convertible senior notes as of June 30, 2019 and December 31, 2018 was $268.9 million and $268.1 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2019:
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
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2019.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of June 30, 2019 and December 31, 2018, the Company had unfunded commitments of $588.7 million and $626.2 million on loans held-for-investment with expirations dates within the next three years.

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
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the three and six months ended June 30, 2019, the Company declared dividends to the preferred stockholder of $25,000 and $50,000, respectively. During the three and six months ended June 30, 2018, the Company declared dividends to the preferred stockholder of $25,000 and $50,000, respectively.

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
As of June 30, 2019, the Company had 54,853,205 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the six months ended June 30, 2019 and 2018:

Number of common shares
Common shares outstanding, December 31, 2017	43,235,103
Issuance of restricted stock (1)	221,131
Common shares outstanding, June 30, 2018	43,456,234

Common shares outstanding, December 31, 2018	43,621,174
Issuance of common stock	10,954,924
Issuance of restricted stock (1)	277,107
Common shares outstanding, June 30, 2019	54,853,205
____________________

(1)	Represents shares of restricted stock granted under the 2017 Equity Incentive Plan. See Note 18 - Equity Incentive Plan for additional information.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2017 through June 30, 2019:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
December 19, 2018	December 31, 2018	January 18, 2019	$0.42
September 20, 2018	October 2, 2018	October 18, 2018	$0.42
June 20, 2018	July 2, 2018	July 18, 2018	$0.40
March 15, 2018	March 29, 2018	April 18, 2018	$0.38

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At-the-Market Offering
On November 21, 2018, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. As of June 30, 2019, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million, of which 2,663,095 and 3,077,424 shares were sold for net proceeds of $50.3 million and $58.1 million during the three and six months ended June 30, 2019, respectively. Additionally, the Company received a base management fee reimbursement from the Manager of $0.1 million and $0.2 million for stock sold under the equity distribution agreement during the three and six months ended June 30, 2019, respectively.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at June 30, 2019 and December 31, 2018 was as follows:

(in thousands)	June 30, 2019	December 31, 2018
Available-for-sale securities
Unrealized gains	$32	$—
Unrealized losses	—	(192)
Accumulated other comprehensive income (loss)	$32	$(192)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
The Company did not record any reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2019 and 2018.

Note 18. Equity Incentive Plan
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
The Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,242,306  shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the effective date of the Plan. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
During the six months ended June 30, 2019 and 2018, the Company granted 18,189 and 19,175 shares of common stock, respectively, to its independent directors as compensation for their service on the Company’s board of directors, pursuant to the terms of the Plan. The estimated fair value of these awards was $19.24 and $17.86 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The shares have a one year vesting period.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, during the six months ended June 30, 2019 and 2018, the Company granted 258,918 and 201,956 shares of restricted common stock, respectively, to key employees of the Manager and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $19.31 and $17.33 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	321,134	$18.04	150,000	$19.50
Granted	277,107	19.31	221,131	17.38
Vested	(136,870)	(18.20)	(49,997)	(19.50)
Forfeited	—	—	—	—
Outstanding at End of Period	461,371	$18.75	321,134	$18.04

For the three and six months ended June 30, 2019, the Company recognized compensation related to restricted common stock of $1.3 million and $2.4 million, respectively. For the three and six months ended June 30, 2018, the Company recognized compensation related to restricted common stock of $1.2 million and $1.9 million, respectively.

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
The following table summarizes the tax provision recorded at the taxable subsidiary level for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Current tax (benefit) provision:
Federal	$—	$—	$—	$(1)
State	—	—	—	2
Total current tax provision	—	—	—	1
Deferred tax (benefit)	(2)	(2)	(3)	(2)
Total (benefit from) provision for income taxes	$(2)	$(2)	$(3)	$(1)

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders - basic	$18,152	$15,202	$35,096	$29,763
Interest expense attributable to convertible notes (1)	4,474	2,198	—	4,369
Net income attributable to common stockholders - diluted	$22,626	$17,400	$35,096	$34,132
Denominator:
Weighted average common shares outstanding	53,446,531	43,090,048	50,810,687	43,087,589
Weighted average restricted stock shares	507,103	356,915	481,631	323,207
Basic weighted average shares outstanding	53,953,634	43,446,963	51,292,318	43,410,796
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	13,670,761	7,187,500	—	7,187,500
Diluted weighted average shares outstanding	67,624,395	50,634,463	51,292,318	50,598,296
Earnings Per Share
Basic	$0.34	$0.35	$0.68	$0.69
Diluted	$0.33	$0.34	$0.68	$0.67

____________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the six months ended June 30, 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $9.0 million of interest expense, net of nondiscretionary adjustment for the assumed change in the management fee calculation, and 13,663,006 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 21. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
The Company does not have any employees and is externally managed by the Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays the Manager a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which is payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. In addition, under the terms of an amendment to the management agreement entered into in the fourth quarter of 2018, the Manager agreed to reimburse the Company an amount related to the compensation payable to the sales agents under the Company’s equity distribution agreement by netting such amount from the base management fee payable to the Manager for the applicable quarterly period. The Company incurred $3.8 million and $7.2 million as a management fee to the Manager for the three and six months ended June 30, 2019, and $3.1 million and $6.3 million as a management fee to the Manager for the three and six months ended June 30, 2018, respectively. The Company also incurred $0.2 million as an incentive fee to the Manager for the six months ended June 30, 2019. No incentive fees were incurred for the three months ended June 30, 2019 or for the three and six months ended June 30, 2018. See further discussion of the base management fee and incentive fee calculations in Note 15 - Commitments and Contingencies and further discussion of base management fee reimbursements for common stock sold under the Company’s equity distribution agreement in Note 17 - Stockholder’s Equity.
During the three and six months ended June 30, 2019 and 2018, the Company reimbursed the Manager for certain direct and allocated costs incurred by the Manager on behalf of the Company. These direct and allocated costs totaled approximately $1.7 million and $8.3 million, respectively. During the three and six months ended June 30, 2018, direct and allocated costs totaled approximately $1.5 million and $5.2 million, respectively.
In addition, during the six months ended June 30, 2019, the Manager paid the underwriters an amount equal to $0.20 per share for each share issued in connection with the Company’s underwritten public offering of its common stock and the related option exercised by the underwriters to purchase additional shares of the Company’s common stock.
The Company has contractual relationships with the majority of its third-party vendors and pays those vendors directly. The Company will continue to have certain costs allocated to it by the Manager under the management agreement for compensation, data services, technology and certain office lease payments.
The Company recognized $1.3 million and $2.4 million of compensation during the three and six months ended June 30, 2019, respectively, and $1.2 million and $1.9 million of compensation during the three and six months ended June 30, 2018, respectively, related to restricted common stock issued to employees of the Manager and the Company’s independent directors pursuant to the Plan. See Note 18 - Equity Incentive Plan for additional information.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.

Note 22. Subsequent Events
Events subsequent to June 30, 2019, were evaluated through the date these financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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

Our Portfolio
As of June 30, 2019, our investment portfolio consisted of 106 commercial real estate loans and two commercial mortgage-backed securities, or CMBS, having an aggregate principal balance of $3.6 billion and $34.8 million, respectively, with an additional $588.7 million of potential future funding obligations, diversified across geographies, property types, structures and credits.

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
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions and local markets, property types, borrower types, loan structures and types. We do not limit our investments to any number of geographical areas or property types for our originations and will continue to develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers.
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

We finance pools of our commercial real estate loans through collateralized loan obligations, or CLOs, retaining the subordinate securities in our investment portfolio. Our CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our balance sheet.
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
Market Conditions
We believe that the commercial real estate debt markets continue to offer compelling investment opportunities especially when approached fundamentally with a focus on strong credit and cash flow characteristics, and high quality borrowers and sponsors. These investment opportunities are supported by active real estate transaction volumes, continuous need for refinancing of legacy loans, and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis of 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limits the capacity of available funding for certain types of commercial real estate loans which comprise a large part of our target investments. We believe that this reduced funding capacity in the market combined with strong demand from borrowers continues to provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive risk-adjusted returns for our stockholders.
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
Changes in Market Interest Rates
Although our strategy is to primarily originate, invest in and manage senior floating-rate commercial mortgage loans, from time-to-time we may acquire fixed-rate investments, which exposes our operating results to the risks posed by fluctuations in interest rates. To the extent that this applies to us, we may choose to actively manage this risk through the use of our Manager’s sophisticated hedging strategies.

Summary of Results of Operations and Financial Condition
Our U.S. GAAP net income attributable to common stockholders was $18.2 million and $35.1 million ($0.33 and $0.68 per diluted weighted average share) for the three and six months ended June 30, 2019, as compared to U.S. GAAP net income attributable to common stockholders of $15.2 million and $29.8 million ($0.34 and $0.67 per diluted weighted average share) for the three and six months ended June 30, 2018.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities do not impact our U.S. GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and six months ended June 30, 2019, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $31,996 and $223,971, respectively. This, combined with U.S. GAAP net income attributable to common stockholders of $18.2 million and $35.1 million, resulted in comprehensive income attributable to common stockholders of $18.2 million and $35.3 million for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2018, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $15,998. For the six months ended June 30, 2018, no change in unrealized gains or losses on AFS securities was recognized as other comprehensive income (loss), net of tax. This, combined with U.S. GAAP net income attributable to common stockholders of $15.2 million and $29.8 million, resulted in comprehensive income attributable to common stockholders of $15.2 million and $29.8 million for the three and six months ended June 30, 2018, respectively.

The following tables present the components of our comprehensive income for the three and six months ended June 30, 2019 and 2018:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2019	2018	2019	2018
Interest income:	(unaudited)		(unaudited)
Loans held-for-investment	$58,133	$42,359	$114,798	$81,152
Available-for-sale securities	311	285	619	557
Held-to-maturity securities	613	836	1,274	1,721
Cash and cash equivalents	907	29	1,418	56
Total interest income	59,964	43,509	118,109	83,486
Interest expense:
Repurchase agreements	13,529	14,934	30,518	31,128
Securitized debt obligations	13,554	3,875	23,413	3,875
Convertible senior notes	4,491	2,206	8,956	4,385
Asset-specific financings	598	—	598	—
Revolving credit facilities	165	220	860	220
Total interest expense	32,337	21,235	64,345	39,608
Net interest income	27,627	22,274	53,764	43,878
Other income:
Fee income	202	564	1,115	1,446
Total other income	202	564	1,115	1,446
Expenses:
Management fees	3,763	3,114	7,212	6,323
Incentive fees	—	—	244	—
Servicing expense	885	494	1,658	952
Other operating expenses	5,006	4,005	10,622	8,237
Total expenses	9,654	7,613	19,736	15,512
Income before income taxes	18,175	15,225	35,143	29,812
(Benefit from) provision for income taxes	(2)	(2)	(3)	(1)
Net income	18,177	15,227	35,146	29,813
Dividends on preferred stock	25	25	50	50
Net income attributable to common stockholders	$18,152	$15,202	$35,096	$29,763
Basic earnings per weighted average common share	$0.34	$0.35	$0.68	$0.69
Diluted earnings per weighted average common share	$0.33	$0.34	$0.68	$0.67
Dividends declared per common share	$0.42	$0.40	$0.84	$0.78
Weighted average number of shares of common stock outstanding:
Basic	53,953,634	43,446,963	51,292,318	43,410,796
Diluted	67,624,395	50,634,463	51,292,318	50,598,296

Comprehensive income:
Net income attributable to common stockholders	$18,152	$15,202	$35,096	$29,763
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	32	(16)	224	—
Other comprehensive income (loss)	32	(16)	224	—
Comprehensive income attributable to common stockholders	$18,184	$15,186	$35,320	$29,763

(in thousands)	June 30, 2019	December 31, 2018
Balance Sheet Data:
	(unaudited)
Loans held-for-investment	$3,560,117	$3,167,913
Total assets	$3,804,336	$3,361,881
Repurchase agreements	$1,254,027	$1,500,543
Securitized debt obligations	$1,133,294	$654,263
Asset-specific financings	$75,060	$—
Revolving credit facilities	$—	$75,000
Convertible senior notes	$268,857	$268,138
Total stockholders’ equity	$1,027,736	$827,531

Results of Operations
The following analysis focuses on financial results during the three and six months ended June 30, 2019 and 2018.
Interest Income
Interest income increased from $43.5 million and $83.5 million for the three and six months ended June 30, 2018 to $60.0 million and $118.1 million for the same periods in 2019, due to the origination of 43 commercial real estate loans with a principal balance of $1.3 billion, additional fundings of $168.6 million provided on existing loan commitments and upsizings of $10.0 million, offset by repayments of $363.4 million during the period from June 30, 2018 to June 30, 2019.
Interest Expense
Interest expense increased from $21.2 million and $39.6 million for the three and six months ended June 30, 2018 to $32.3 million and $64.3 million for the same periods in 2019, due to increased financing on the originations and acquisitions described above as well as increases in borrowing rates due to increases in LIBOR and the issuance of additional convertible senior notes.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(dollars in thousands)	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (1)
Loans held-for-investment
Senior loans (2)	$3,296,237	$57,409	7.0%	$3,163,419	$113,152	7.2%
Subordinated loans	28,774	724	10.1%	35,735	1,646	9.2%
Available-for-sale securities	12,798	311	9.7%	12,798	619	9.7%
Held-to-maturity securities	24,411	613	10.0%	26,530	1,274	9.6%
Other		907			1,418
Total interest income/net asset yield	$3,362,220	$59,964	7.1%	$3,238,482	$118,109	7.3%
Interest-bearing liabilities
Repurchase agreements, securitized debt obligations, asset-specific financings and revolving credit facilities collateralized by:
Loans held-for-investment
Senior loans (2)	$2,247,242	$27,410	4.9%	$2,194,311	$54,525	5.0%
Subordinated loans	9,485	131	5.5%	9,502	262	5.5%
Available-for-sale securities	8,478	99	4.7%	8,428	191	4.5%
Held-to-maturity securities	15,938	206	5.2%	16,284	411	5.0%
Other unsecured:
Convertible senior notes	268,730	4,491	6.7%	268,369	8,956	6.7%
Total interest expense/cost of funds	$2,549,873	32,337	5.1%	$2,496,894	64,345	5.2%
Net interest income/spread		$27,627	2.0%		$53,764	2.1%

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (1)
Loans held-for-investment
Senior loans (2)	$2,459,550	$40,939	6.7%	$2,323,261	$77,656	6.7%
Subordinated loans	56,191	1,420	10.1%	68,095	3,496	10.3%
Available-for-sale securities	12,798	285	8.9%	12,798	557	8.7%
Held-to-maturity securities	36,096	836	9.3%	38,061	1,721	9.0%
Other		29			56
Total interest income/net asset yield	$2,564,635	$43,509	6.8%	$2,442,215	$83,486	6.8%
Interest-bearing liabilities
Repurchase agreements, securitized debt obligations, asset-specific financings and revolving credit facilities collateralized by:
Loans held-for-investment
Senior loans (2)	$1,580,785	$18,550	4.7%	$1,510,422	$34,196	4.5%
Subordinated loans	9,401	120	5.1%	15,089	328	4.3%
Available-for-sale securities	8,408	87	4.1%	8,423	163	3.9%
Held-to-maturity securities	23,654	272	4.6%	24,622	536	4.4%
Other unsecured:
Convertible senior notes	139,867	2,206	6.3%	139,677	4,385	6.3%
Total interest expense/cost of funds	$1,762,115	21,235	4.8%	$1,698,233	39,608	4.7%
Net interest income/spread		$22,274	2.0%		$43,878	2.1%
____________________

(1)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

(2)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

The increase in yields on senior loans for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was driven by increases in LIBOR, as the majority of such loans are floating-rate loans. The decrease in yields on subordinate loans for the six months ended June 30, 2019, as compared to the same period in 2018, was due to the payoff of loans with higher spreads. There was no change in yields on subordinate loans for the three months ended June 30, 2019, as compared to the same period in 2018. The increase in cost of funds on both senior loans and subordinated loans for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was primarily the result of an increases in borrowing rates due to increases in LIBOR. The cost of funds associated with all of our secured financing arrangements also includes amortization of deferred debt issuance costs.
The increase in yields on AFS and HTM securities for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was driven by increases in LIBOR, as these CMBS are floating-rate assets. The increase in cost of funds associated with the financing of AFS and HTM securities for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was the result of increases in borrowing rates due to increases in LIBOR.
Our convertible senior notes were issued in December 2017 and October 2018, are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Fee Income
During the three and six months ended June 30, 2019, we recognized $0.2 million and $1.1 million, respectively, in fee income related to fees charged for early prepayments of loans held-for-investment, compared to $0.6 million and $1.4 million for the same periods in 2018.

Management Fees
We do not have any employees and are externally managed by our Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, our Manager and its affiliates provide us with the personnel and resources necessary to operate our business. In accordance with the management agreement, we incurred $3.8 million and $7.2 million as a management fee to our Manager for the three and six months ended June 30, 2019, respectively, and $3.1 million and $6.3 million as a management fee to our Manager for the three and six months ended June 30, 2018, respectively. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee calculation in Note 15 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
Incentive Fees
In accordance with the management agreement, we also incurred $0.2 million as an incentive fee to our Manager for the six months ended June 30, 2019. No incentive fees were incurred for the three months ended June 30, 2019 or for the three and six months ended June 30, 2018. The incentive fee is calculated based on historical “core earnings” as well as our equity with certain adjustments outlined in the management agreement. See further discussion of the incentive fee calculation in Note 15 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.
Servicing Expenses
For the three and six months ended June 30, 2019, we recognized $0.9 million and $1.7 million, respectively, in servicing expenses related to the servicing of commercial real estate loans, compared to $0.5 million and $1.0 million for the same periods in 2018. The increase in servicing expenses during the three and six months ended June 30, 2019, as compared to the same period in 2018, was driven by the growth of our investment portfolio, as described above.
Other Operating Expenses
For the three and six months ended June 30, 2019, we recognized $5.0 million and $10.6 million of other operating expenses, which represents an annualized expense ratio of 2.0% and 2.2% of average equity, respectively. For the three and six months ended June 30, 2018, we recognized $4.0 million and $8.2 million of other operating expenses, which represents an annualized expense ratio of 1.9% and 2.0% of average equity, respectively. The increase in our operating expense ratio during the three and six months ended June 30, 2019, as compared to the same periods in 2018, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business.
Included in other operating expenses for the three and six months ended June 30, 2019 and 2018 are direct and allocated costs incurred by our Manager on our behalf and reimbursed by us. For the three and six months ended June 30, 2019, these direct and allocated costs totaled approximately $1.7 million and $8.3 million, respectively, compared to $1.5 million and $5.2 million for the same periods in 2018. Included in these reimbursed costs was compensation paid to employees of our Manager serving as our principal financial officer, chief operating officer and general counsel of $0.2 million and $1.6 million for the three and six months ended June 30, 2019, respectively, compared to $0.1 million and $0.9 million for the same periods in 2018. The allocation of compensation paid to employees of our Manager serving as our chief operating officer, principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and six months ended June 30, 2019 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s 2017 Equity Incentive Plan, or the Plan (see discussion in Note 18 - Equity Incentive Plan), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer and general counsel of $0.8 million and $1.6 million, respectively, compared to $0.9 million and $1.5 million for the same periods in 2018.

Financial Condition
We originate and acquire commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the condensed consolidated balance sheets. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. We also hold CMBS, representing interests in commercial mortgage and mezzanine loans issued by trusts.

The following tables provide a summary of our portfolio as of June 30, 2019:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination(3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$4,145,646	$3,556,949	$3,531,471	L+3.79%	L+4.53%	3.2	66.0%	63.1%
Subordinated loans	28,646	28,646	28,646	L+9.50%	L+9.84%	8.3	56.4%	50.1%
CMBS	34,818	34,818	34,850	L+7.13%	L+7.65%	2.8	73.3%	73.2%
Total/Wtd. Avg.	$4,209,110	$3,620,413	$3,594,967	L+3.84%	L+4.58%	3.3	66.0%	63.1%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	$144.3	$113.7	$112.8	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	07/16	120.4	113.0	112.5	L+4.45%	L+4.99%	4.0	Various	Office	62.8%	61.5%
Senior	12/15	120.0	120.0	120.0	L+3.65%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	06/19	92.4	68.4	67.8	L+3.45%	L+3.88%	3.0	TX	Hotel	56.1%	48.1%
Senior	12/18	92.0	35.5	34.6	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	05/17	86.7	80.0	79.4	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	11/16	82.3	61.0	60.8	L+3.25%	L+5.78%	3.0	OR	Office	66.5%	51.1%
Senior	06/19	80.0	79.3	78.5	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/17	74.8	46.9	46.5	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	68.8	68.3	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/16	71.7	68.0	67.2	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	06/16	68.4	60.7	60.5	L+3.87%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	61.6	61.3	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	08/16	65.0	63.7	63.4	L+3.95%	L+5.54%	4.0	NJ	Office	60.8%	63.0%
Senior	01/19	64.5	64.5	63.9	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	04/18	64.0	64.0	63.6	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	12/18	60.0	42.8	42.3	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	56.2	56.2	56.0	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	06/19	55.0	50.0	49.2	L+3.10%	L+3.67%	3.0	AL	Multifamily	69.5%	74.0%
Senior	06/19	54.1	48.8	48.2	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	09/17	53.1	53.1	52.9	L+4.38%	L+4.91%	3.0	NY	Industrial	68.7%	72.0%
Senior	12/15	53.0	53.0	52.9	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	10/18	52.2	48.8	48.5	L+2.70%	L+3.10%	3.0	NJ	Industrial	73.9%	68.8%
Senior	05/17	52.0	46.0	45.8	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/18	51.0	51.0	50.6	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	09/18	50.1	19.2	18.8	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	05/18	50.0	50.0	49.7	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	11/15	49.6	49.6	49.5	L+4.75%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	10/18	49.0	17.4	17.0	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%
Senior	12/18	49.0	40.8	40.5	L+2.93%	L+3.39%	3.0	NY	Industrial	56.5%	56.3%
Senior	02/16	47.6	46.5	46.4	L+3.78%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Senior	12/17	47.0	34.4	34.1	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	08/17	47.0	44.8	44.5	L+3.65%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	05/18	46.5	31.0	30.8	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	06/18	46.0	41.0	40.7	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	06/17	45.0	45.0	44.8	L+4.50%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	08/18	44.8	41.6	41.4	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	01/17	44.6	44.6	44.5	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	05/19	44.1	40.6	40.3	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	08/17	40.0	40.0	39.8	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	03/19	39.6	29.4	29.0	L+2.90%	L+3.54%	3.0	NY	Office	63.2%	63.9%
Senior	05/18	38.8	32.4	32.3	L+3.55%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	12/17	37.2	33.2	33.0	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	11/18	37.1	16.2	15.9	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/16	37.0	34.4	34.3	L+4.27%	L+5.03%	3.0	NY	Multifamily	61.3%	56.9%
Senior	10/18	36.8	29.5	29.1	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	05/17	35.2	29.8	29.6	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	22.9	22.7	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	12/18	34.1	26.9	26.7	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	10/17	34.1	22.4	22.3	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%
Senior	05/17	33.8	28.4	28.3	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.7	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/16	32.2	32.2	32.1	L+4.55%	L+5.16%	3.0	CA	Office	68.6%	48.6%
Senior	03/19	32.0	26.9	26.6	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	05/17	30.9	28.7	28.5	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	07/17	30.0	30.0	29.9	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	06/18	29.3	20.7	20.4	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	06/18	29.0	29.0	28.8	L+3.55%	L+3.96%	3.0	TX	Multifamily	74.3%	68.2%
Senior	11/18	28.5	23.8	23.5	L+3.50%	L+4.12%	3.0	TN	Office	61.8%	63.6%
Senior	01/19	27.5	24.3	24.1	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	21.3	21.1	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	01/19	27.0	22.0	21.7	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	09/17	26.9	23.5	23.4	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	07/17	26.0	23.6	23.5	L+3.15%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	26.0	21.1	20.9	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	06/18	25.9	25.9	25.7	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
Senior	09/18	25.5	21.1	20.8	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	06/19	25.5	25.5	25.2	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/15	25.0	25.0	24.8	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	10/18	23.7	15.3	15.2	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	08/16	23.4	23.4	23.3	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	01/18	23.4	20.6	20.4	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	03/19	23.3	21.6	21.4	L+3.27%	L+3.79%	3.0	WI	Multifamily	72.4%	75.2%
Senior	03/18	23.0	23.0	22.9	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	16.7	16.5	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	01/19	22.7	21.2	21.1	L+2.99%	L+3.40%	3.0	WI	Multifamily	69.3%	73.5%
Senior	08/17	22.6	22.6	22.5	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	04/18	22.2	20.8	20.7	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
CMBS	11/15	22.0	22.0	22.0	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Senior	08/17	21.9	17.5	17.4	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	12/18	21.8	7.5	7.3	L+4.44%	L+5.56%	3.0	PA	Multifamily	61.5%	67.0%
Senior	10/18	21.5	18.2	18.1	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	12/18	21.3	19.7	19.6	L+3.42%	L+3.88%	2.0	MN	Multifamily	73.6%	73.7%
Senior	07/17	21.2	21.2	21.1	L+2.98%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	03/19	21.1	17.3	17.1	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	18.7	18.5	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	06/19	20.9	8.9	8.6	10.00%	14.17%	1.0	FL	Other	39.7%	57.2%
Senior	10/16	20.0	17.7	17.6	L+4.85%	L+5.90%	3.0	NY	Multifamily	73.8%	62.5%
Senior	03/18	19.8	19.7	19.6	L+5.15%	L+5.71%	3.0	CA	Hotel	67.2%	60.0%
Senior	01/17	19.0	19.0	18.8	L+4.80%	L+5.27%	4.0	TX	Retail	70.4%	69.5%
Senior	11/18	19.0	13.4	13.2	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	04/18	18.5	18.5	18.4	L+3.25%	L+3.53%	3.0	CA	Multifamily	77.1%	70.6%
Senior	04/18	18.5	18.5	18.4	L+3.25%	L+3.53%	3.0	CA	Multifamily	76.8%	64.0%
Senior	01/19	18.3	14.5	14.3	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	12/16	17.5	13.0	13.0	L+3.50%	L+6.97%	3.0	CA	Office	70.4%	72.0%
Senior	07/18	16.6	10.4	10.4	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	09/18	16.6	16.6	16.5	L+2.85%	L+3.06%	3.0	SC	Multifamily	79.4%	72.2%
Senior	06/18	16.4	16.3	16.3	L+7.76%	L+10.13%	1.0	PA	Office	55.6%	63.4%
Senior	11/18	16.2	16.1	15.9	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Senior	06/19	15.2	9.3	9.1	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/17	15.0	15.0	14.9	L+5.25%	L+6.12%	3.0	FL	Multifamily	74.1%	60.9%
Mezzanine	01/17	14.6	14.6	14.6	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	04/19	14.4	10.8	10.7	L+3.75%	L+4.31%	3.0	OH	Multifamily	62.6%	65.4%
CMBS	12/15	12.8	12.8	12.8	L+6.91%	L+6.95%	2.8	Various	Office	65.8%	65.8%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	4.2	4.2	4.2	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,209.1	$3,620.4	$3,595.0	L+3.84%	L+4.58%	3.3			66.0%	63.1%
____________________

(1)	“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(3)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

As of June 30, 2019, our borrowings consisted of repurchase agreements collateralized by loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, asset-specific financings collateralized by loans held-for-investment, a revolving credit facility collateralized by a borrowing base of loans held-for-investment, securitized debt obligations issued by CLOs and collateralized by pools of loans held-for-investment and long-term unsecured convertible senior notes.
As of June 30, 2019, we had outstanding $1.3 billion of repurchase agreements, and the term to maturity ranged from 39 days to approximately three years. Repurchase agreements had a weighted average borrowing rate of 4.59% and weighted average remaining maturities of 1.5 years as of June 30, 2019.
As of June 30, 2019, we had outstanding $1.1 billion of securitized debt obligations with a weighted average borrowing rate of 3.98% and weighted average remaining maturities of 1.7 years.
As of June 30, 2019, we had outstanding $75.1 million of asset-specific financings with a weighted average borrowing rate of 4.1% and weighted average remaining maturities of 2.4 years.
As of June 30, 2019, the total outstanding amount due on convertible senior notes was $268.9 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of June 30, 2019, the notes had a conversion rate of 50.3802 and 48.8496 shares of common stock per $1,000 principal amount of the notes, respectively.
As of June 30, 2019, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, defined as total debt, net of cash, divided by equity, was 2.6:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and convertible senior notes for the three months ended June 30, 2019, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended June 30, 2019	$2,549,873	$2,731,238	$2,731,238
For the Three Months Ended March 31, 2019	$2,444,276	$2,459,932	$2,586,880
For the Three Months Ended December 31, 2018	$2,272,209	$2,497,944	$2,497,944
For the Three Months Ended September 30, 2018	$1,953,052	$2,074,563	$2,074,563
For the Three Months Ended June 30, 2018	$1,762,115	$1,811,046	$1,900,561

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
In the future, we may use other additional sources of financing to fund the origination or acquisition of our target investments, including other financing facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. We may also finance our business through the non-recourse sale of senior loan interests.
We may also seek to raise further equity capital and issue additional debt securities in order to fund our future investments. We may also seek to enhance the returns on our commercial real estate loan portfolio through additional CLOs or other securitizations, if available.
On November 21, 2018, we entered into an equity distribution agreement under which we may sell up to an aggregate of 8,000,000 shares of our common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. As of June 30, 2019, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million, of which 2,663,095 and 3,077,424 shares were sold for total proceeds of $50.3 million and $58.1 million during the three and six months ended June 30, 2019, respectively. Additionally, we received a base management fee reimbursement from our Manager of $0.1 million and $0.2 million for stock sold under the equity distribution agreement during the three and six months ended June 30, 2019, respectively.
As of June 30, 2019, we held $92.8 million in cash and cash equivalents available to support our operations; $3.6 billion of loans held-for-investment, AFS securities and HTM securities; and $2.7 billion of outstanding debt in the form of repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and long-term unsecured convertible senior notes. During the three months ended June 30, 2019, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, increased from 2.4:1.0 to 2.6:1.0 predominantly driven by increased financings on originations. During the six months ended June 30, 2019, our debt-to-equity ratio decreased from 2.9:1.0 to 2.6:1.0 predominantly driven by the increase in equity as a result of common stock issuances. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3.5-to-1 ratio on a company basis. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments, and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of June 30, 2019, we held approximately $92.8 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2019, we did not experience any restrictions to our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, asset-specific financings, revolving credit facilities, securitizations, convertible notes, issuance of common stock, potential additional securitizations and similar financing arrangements. We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.

As of June 30, 2019, we had repurchase agreements in place with five counterparties (lenders), an asset-specific financing facility with one counterparty and a revolving credit facility with one counterparty to finance loans held-for-investment. We also had two other direct repurchase agreements in place to finance our CMBS. We continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to credit or market events, depending on the agreement. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
An overview of our facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	June 30, 2019
(in thousands)	Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2020	No	$529,742	$70,258	$600,000
JPMorgan Chase Bank (2)	June 28, 2022	No	$237,777	$112,223	$350,000
Goldman Sachs Bank	May 2, 2020	No	$178,137	$321,863	$500,000
Citibank	June 28, 2020	No	$135,493	$114,507	$250,000
Wells Fargo Bank (3)	June 28, 2021	No	$148,446	$51,554	$200,000
Asset-specific financings:
Canadian Imperial Bank of Commerce	December 9, 2021	No	$75,060	$74,940	$150,000
Revolving credit facilities:
Citibank	April 13, 2020	No	$—	$75,000	$75,000
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	We retain an option to increase the maximum facility capacity amount up to $500 million, subject to customary terms and conditions.

(3)	We retain an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2019:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2019, our unrestricted cash, as defined, was $92.8 million, while 5.0% of our recourse indebtedness, as defined, was $33.1 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 28, 2017 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million. As of June 30, 2019, our tangible net worth, as defined, was $1.0 billion.

•
Target asset leverage ratio cannot exceed 75.0% and our total leverage ratio cannot exceed 80.0%. As of June 30, 2019, our target asset leverage ratio, as defined, was 66.4% and our total leverage ratio, as defined, was 73.0%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of June 30, 2019, our minimum interest coverage, as defined, was 1.9:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, asset-specific financings, revolving credit facilities and securitized debt obligations as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Loans held-for-investment	$3,178,497	$2,935,757
Available-for-sale securities, at fair value	12,830	12,606
Held-to-maturity securities	22,020	26,696
Restricted cash	2,922	2,922
Total	$3,216,269	$2,977,981

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
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements, asset-specific financings, and revolving credit facilities, a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization would be used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and convertible senior notes, net of deferred debt issuance costs, as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Within 30 days	$—	$—
30 to 59 days	24,432	25,854
60 to 89 days	—	—
90 to 119 days	21,250	36,371
120 to 364 days	942,416	874,317
One to three years	1,451,681	1,293,264
Three to five years	291,459	268,138
Five to ten years	—	—
Ten years and over	—	—
Total	$2,731,238	$2,497,944

For the three months ended June 30, 2019, our restricted and unrestricted cash and cash equivalents balance increased approximately $48.6 million to $169.0 million at June 30, 2019. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended June 30, 2019, operating activities increased our cash balances by approximately $13.8 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended June 30, 2019, investing activities decreased our cash balances by approximately $259.2 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and held-to-maturity securities.

•
Cash flows from financing activities. For the three months ended June 30, 2019, financing activities increased our cash balance by approximately $293.9 million, primarily driven by net proceeds from repurchase agreements, asset-specific financings and the issuance of common stock, offset by the repayment of repurchase agreements and securitized debt obligations.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of June 30, 2019, we had unfunded commitments on commercial real estate loans held-for-investment of $588.7 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Dividends
We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains. We intend to pay dividends to our stockholders in a manner intended to satisfy the REIT distribution requirements and to avoid both corporate income tax and excise tax. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our required distribution for REIT qualification purposes, we could be required to sell investments or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates decrease net income. As of June 30, 2019, approximately 98.3% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.7% of our portfolio earns a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our repurchase agreements and securitized debt obligations are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2019. All changes in value are measured as the change from our June 30, 2019 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,133	$675	$(729)	$(1,458)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	9	5	(5)	(9)
Repurchase agreements	(543)	(271)	271	543
Securitized debt obligations	(476)	(238)	238	476
Asset-specific financings	(31)	(15)	15	31
Convertible senior notes	(8,893)	(4,400)	4,309	8,530
Total net assets	$(8,796)	$(4,241)	$4,096	$8,108

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(3,295)	$(4,227)	$5,218	$10,436

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2019. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers. This risk is partially mitigated by various facts we consider during our rigorous underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of June 30, 2019, none of the commercial real estate loans in our portfolio were non-performing.
Capital Markets Risk
As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate significant operating cash flow and therefore requires us to utilize capital markets, both debt and equity, to finance our business. As a result, we are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under credit facilities or other debt instruments, such as securitizations or unsecured debt. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A list of exhibits to this Quarterly Report on Form 10-Q is set forth below.

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

10.1
Amendment Number One to the Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of June 28, 2019, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on July 3, 2019).

10.2
Amendment No. 2 to Master Repurchase Agreement, dated as of June 28, 2019, by and between JPMorgan Chase, National Association and TH Commercial JPM LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on July 3, 2019).

10.3
Second Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of July 15, 2019, by and between Citibank, N.A. and GP Commercial CB LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on July 19, 2019).

10.4
Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 16, 2019, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38124) filed with the SEC on July 19, 2019).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2019, filed with the SEC on August 5, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 5, 2019	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 5, 2019	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)