Form 10-K
period 2019-12-31
Granite Point Mortgage Trust Inc.
filed 2020-03-02
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38124
GRANITE POINT MORTGAGE TRUST INC.
(Exact name of registrant as specified in its charter)

Maryland	61-1843143
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3 Bryant Park, Suite 2400A
New York,	New York	10036
(Address of principal executive offices)		(Zip Code)
(212) 364-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GPMT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.0 billion based on the closing sale price as reported on the NYSE on that date.
As of February 28, 2020, there were 55,150,974 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

GRANITE POINT MORTGAGE TRUST INC.
2019 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “outlook,” “potential,” “continue,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described, from time to time, in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
Important factors, among others, that may affect our actual results include:

•	the general political, economic and competitive conditions in the markets in which we invest;

•	defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;

•	our ability to obtain financing arrangements on terms favorable to us or at all;

•	the level and volatility of prevailing interest rates and credit spreads;

•	reductions in the yield on our investments and increases in the cost of our financing;

•	general volatility of the securities markets in which we participate;

•	the return or impact of current or future investments;

•	changes in our business, investment strategies or target investments;

•	allocation of investment opportunities to us by our Manager;

•	increased competition from entities investing in our target investments;

•	effects of hedging instruments on our target investments;

•	changes in governmental regulations, tax law and rates and similar matters;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act;

•	availability of desirable investment opportunities;

•	availability of qualified personnel and our relationship with our Manager;

•	the time and cost of the process to internalize our management function;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•
hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism, public health crises and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us; and

•	difficulty or delays in redeploying the proceeds from repayments of our existing investments.
This Annual Report on Form 10-K may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by loan servicers and other third-party service providers.

ii

PART I

Item 1. Business

Our Company
Granite Point Mortgage Trust Inc. is a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We were incorporated on April 7, 2017 and commenced operations as a publicly traded company on June 28, 2017.
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

Our Manager
We are currently externally managed by Pine River Capital Management L.P., or our Manager, which is responsible for administering our business activities, day-to-day operations, and providing us the services of our executive management team, investment team, and appropriate support personnel.
Our Chief Executive Officer, Chief Financial Officer, and other executive officers are employees of an affiliate of our Manager. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements.
See Notes 12 and 18 to our consolidated financial statements and the information disclosed pursuant to Item 13 “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2020 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K for more detail on the terms of the Management Agreement.
We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. A committee comprised entirely of independent members of our board of directors, or the Independent Committee, has been negotiating the internalization on our behalf and has retained independent advisors. In connection with the completion of the internalization, we expect to continue to be managed by our strong senior management team along with other personnel providing services to us, who are currently employed by our Manager, and to whom the Independent Committee expects to extend offers of employment. Details are expected to be announced once finalized in several months, and a final agreement and definitive documentation are expected to be delivered and executed at that time. There can be no assurance that the internalization will be consummated. See “Risk Factors - Risks Related to Our Relationship with Our Manager” in Item 1A of this Annual Report on Form 10-K.

Our Investment Strategy
Our investment strategy is to directly originate, invest in and manage a portfolio of commercial real estate loans and other debt and debt-like instruments secured by institutional quality commercial properties managed by experienced owners in attractive markets across the United States. We are focused on originating senior commercial mortgage loans backed by different types of commercial real estate properties. These loans may vary in term and may bear interest at a fixed or floating rate, although our focus is floating-rate loans. We typically provide intermediate-term bridge or transitional financing for a variety of purposes, including acquisitions, recapitalizations, refinancings and a range of business plans, including lease-up, renovation, repositioning and repurposing of the property.
From time to time, we also invest in mezzanine loans, subordinated mortgage interests (sometimes referred to as a B-note) and other real estate securities such as commercial mortgage-backed securities, or CMBS, and collateralized loan obligations, or CLOs and may also invest in preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures.

Our investment objective is to generate attractive, risk-adjusted returns for our stockholders over the long-term, primarily through dividends, and to preserve our capital base through business cycles. We intend to achieve this objective by further growing our already well-diversified investment portfolio and actively managing various risks associated with our business strategy. We focus on preserving our stockholders’ capital, as we believe that stability of our capital base is of paramount importance to our ability to invest in assets that generate attractive returns on an ongoing basis.
As a long-term, fundamental value-oriented investor, we may adjust our investment strategy as we react to evolving market dynamics. We believe there are enduring opportunities within our target investments that present attractive, risk-adjusted returns. However, as economic and business cycles develop, we may expand and/or adjust our investment strategy and target investments to capitalize on various investment opportunities. We believe that our well-diversified portfolio and flexible investment strategy will allow us to actively adapt to changing market conditions and generate attractive, long-term returns for our stockholders in a variety of environments.

Our Portfolio
As of December 31, 2019, our investment portfolio consisted of 122 commercial real estate debt investments with an aggregate principal balance of $4.3 billion and an additional $748.9 million of potential future funding obligations. The following table and charts provide summary statistics on our portfolio and illustrate diversification across property types and geographies.

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$4,978,072	$4,229,194	$4,198,282	L+3.54%	L+4.22%	3.1	66.7%	64.2%
Subordinated loans	27,951	27,951	27,930	L+9.50%	L+9.84%	8.2	56.2%	50.0%
CMBS	30,874	30,874	30,906	L+7.11%	L+7.60%	2.8	72.7%	72.6%
Total/Wtd. Avg.	$5,036,897	$4,288,019	$4,257,118	L+3.58%	L+4.26%	3.2	66.6%	64.2%
____________________

(1)	“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(3)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

(4)
Initial loan-to-value ratio, or initial LTV, is calculated as the initial loan amount (plus any financing that is pari passu with or senior to such loan) divided by the as is appraised value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) as of the date the loan was originated set forth in the original appraisal.

(5)
Stabilized loan-to-value ratio, or stabilized LTV, is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.

Our Financing Strategy and Leverage
Our financing strategy includes raising capital through public offerings of our equity and debt securities, the available capacity under our repurchase, asset specific financing and secured revolving credit facilities and our CLOs. In addition to our current mix of funding sources, we may use other forms of financing, including securitizations and public and private, secured and unsecured, debt issuances by us or our subsidiaries.
As of December 31, 2019, we had repurchase facilities, asset-specific financings and a revolving credit facility in place to finance loans held for investment with Morgan Stanley Bank, N.A., JPMorgan Chase Bank, National Association, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Canadian Imperial Bank of Commerce and Citibank, N.A., for an aggregate maximum facility amount of $2.5 billion, or $2.6 billion inclusive of our option to upsize the Wells Fargo Bank, National Association, and Citibank, N.A. repurchase facilities.
We finance pools of commercial real estate loans through CLOs which are consolidated on our financial statements. As of December 31, 2019, the outstanding amount due on securitized debt obligations was $1.0 billion.
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

Investment Guidelines
Our board of directors has approved the following investment guidelines:
•no investment shall be made that would cause us to fail to qualify as a REIT under the Code;
•no investment shall be made that would cause us to be regulated or required to register as an investment company under the Investment Company Act;
•we will primarily invest in our target investments, consisting of senior commercial mortgage loans, mezzanine loans, preferred equity, subordinated mortgage interests, real estate securities and other debt and debt-like commercial real estate investments;
•not more than 25% of our equity capital will be invested in any individual asset without the prior approval of a majority of our board of directors;

•any investment in excess of $300 million in an individual asset requires the prior approval of a majority of our board of directors; and
•until appropriate investments in our target investments are identified, we may invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, and corporate bonds, subject to the requirements for our qualification as a REIT under the Code.
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
Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to decreasing yields, which may further limit our ability to generate desired returns.
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
We believe our industry experience and relationships provide us with a competitive advantage and helps us assess risks and determine appropriate risk and return parameters for our target investments. Additionally, we believe that the experience of our CRE team enables us to compete more effectively and generate attractive investment opportunities for our portfolio. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
For additional information concerning these competitive risks, see “Risk Factors - Risks Related to our Lending and Investment Activities - We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities” included in Item 1A of this Annual Report on Form 10-K.

Employees
We are currently externally managed by our Manager pursuant to a management agreement and we do not have any employees. As long as we remain externally managed by our Manager, our executive officers and all of our support personnel will be employees of an affiliate of our Manager.
We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. In connection with the completion of the internalization, we expect to continue to be managed by our strong senior management team along with other personnel providing services to us, who are currently employed by our Manager, and to whom the Independent Committee expects to extend offers of employment.

Government Regulation
We are required to maintain qualifications, approvals and licenses in a number of states in order to conduct our lending activities and own certain of our target investments. Licensing requirements vary considerably by state and may impose various different obligations on our business, including: restrictions on loan origination activity; limits on finance charges, including type, amount and manner of charging fees; disclosure requirements; surety bond and minimum specified net worth requirements; periodic reporting requirements; notice requirements for changes in principal officers, directors or principal owners; and record keeping requirements. Additionally, our licensed entities are required, from time to time, to submit to routine examinations by state regulatory agencies to ensure our compliance with applicable requirements. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Taxation
REIT Qualification
We have elected and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.
So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property. See “Risk Factors - Risks Related to our REIT Status and Certain Other Tax Items” included in Item 1A of this Annual Report on Form 10-K.
Investment Company Act Exemption
We conduct our operations so that neither we nor any of our subsidiaries are an “investment company” as defined in Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned or majority-owned subsidiaries, we are primarily engaged in non-investment company business related to real estate. In addition, we conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis will consist of “investment securities,” or 40% test. Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. The Investment Company Act defines a majority-owned subsidiary of a person as a company where 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act defines voting securities as any security presently entitling the owner, or holder thereof, to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We monitor our holdings to ensure ongoing compliance with this test.
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

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay distributions to our stockholders. See “Risk Factors - Risks Related to our Company and Structure - Maintaining our exclusions from registration as an investment company under the Investment Company Act imposes limits on our operations” included in Item 1A of this Annual Report on Form 10-K.

Additional Information
Our website can be found at www.gpmtreit.com. We make available, free of charge on our website (on the Investor Relations page under “SEC Filings”), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A. Risk Factors
The following is a summary of the significant risk factors known to us that we believe could have a material adverse effect on our business, financial condition and results of operations. In addition to understanding the key risks described below, stockholders should understand that it is not possible to predict or identify all risk factors and, consequently, the following is not a complete discussion of all potential risks or uncertainties.

Risks Related to Our Lending and Investment Activities
Difficult conditions in the commercial mortgage and real estate market, the financial markets and the economy generally may adversely impact our business, results of operations and financial condition.
Our results of operations are materially affected by conditions in the commercial mortgage and real estate markets, the financial markets and the economy generally. Any deterioration of real estate fundamentals generally, and in the United States in particular, and changes in general economic conditions could negatively impact our performance or the value of underlying real estate collateral relating to our investments, increase the default risk applicable to borrowers and make it relatively more difficult for us to generate attractive risk-adjusted returns. For example, the recent outbreak of the novel coronavirus (COVID-19) which originated in Wuhan, China and has spread to other areas of China and recently other countries, may potentially cause widespread economic disruption globally and in the United States which may adversely impact the operations of our borrowers and their sponsors. Disruptions to our borrowers and their sponsors could result in increased risk of delinquencies, defaults, foreclosures and result in a decline in local loan demand. The extent that the coronavirus outbreak will spread widely and its impact on our results will depend on future developments, which are highly uncertain and unpredictable.
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
Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors or servicers are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours.
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
Some of our commercial real estate loans may be held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to such participation interests, we may require the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, we may become bound to actions of the majority to which we otherwise would object. We may be adversely affected by this lack of control with respect to these interests.

Our portfolio of investments may be concentrated in terms of geography and asset types and may become concentrated in terms of sponsors, which could subject us to increased risk of loss.
Our investment guidelines do not require us to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments may at times be concentrated in certain property types or geographies that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.
Asset concentration may cause even modest changes in the value of the underlying real estate assets to significantly impact the value of our investments. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.
Real estate valuation is inherently subjective and uncertain.
The valuation of real estate, and therefore the valuation of any collateral underlying our loans, is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in loans that involve renovations, restorations or construction, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability.
The lack of liquidity of our investments may adversely affect our business, including our ability to value, finance and sell our investments.
The illiquidity of some or all of our investments, and investments we intend to make, may make it difficult for us to sell such investment, if the need or desire arises. Investments such as senior commercial mortgages, B-notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after investment as a result of periods of delinquencies, defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of these investments are not registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition, except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws.
Consequently, even if we identify a buyer for certain of our senior commercial real estate loans, or other debt and debt-like investments, there is no assurance that we would be able to sell such investments in a timely manner if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may be forced to sell our investments at a price that is significantly less than the value at which we previously attributed to such investments.
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
Mezzanine loans are, by their nature, structurally subordinated to more senior property-level financings. If a borrower defaults on a mezzanine loan or on debt senior to that loan, or if the borrower is in bankruptcy, the mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. In addition, mezzanine loans may have higher loan-to-loan value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property.
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
Investments in preferred equity involve a greater risk of loss than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our preferred equity investment, we would only be able to proceed against such entity in accordance with the terms of the preferred equity, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of any such investment, which could result in significant losses and adversely affect our results of operations and financial condition.
In addition, our investments in senior mortgage loans may be effectively subordinated to the extent we borrow under a financing facility loan (which can be in the form of a repurchase agreement) or similar facility and pledge the senior mortgage loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of the senior mortgage loan, and therefore, if the value of the pledged senior mortgage loan decreases below the amount we have borrowed, we would experience a loss.
Prepayment rates may adversely affect our financial performance and the value of certain of our assets.
Our business is currently focused on originating floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in assets yielding less than the yields on the assets that were prepaid.
Because our commercial mortgage loans are generally not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such assets. However, the value of certain other assets may be affected by prepayment rates. For example, if we originate or acquire mortgage-related securities or a pool of mortgage securities in the future, we would anticipate that the underlying mortgages would prepay at a projected rate generating an expected yield. If we were to purchase such assets at a premium to par value, if borrowers prepay their loans faster than expected, the corresponding prepayments on any such mortgage-related securities would likely reduce the expected yield. Conversely, if we were to purchase such assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities would likely reduce the expected yield.
Prepayment rates on loans may be affected by a number of factors, including, but not limited to, the then-current level of interest rates and credit spreads, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment and other economic, social, geographic, demographic and legal factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.
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
Difficulty or delays in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to stockholders to suffer.
As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments, repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy, or experience any delays in redeploying, the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to stockholders could suffer.
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
The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which, in turn, may adversely affect the value of the relevant asset held by us and our ability to make distributions to our stockholders.
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
The properties underlying our investments may be subject to other unknown liabilities that could adversely affect the value of these properties, and, as a result, our investments.
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
We invest in the commercial real estate debt market, with a focus on originating senior commercial mortgage loans, and we may invest in other secondary target investments, including mezzanine loans, B-notes, CMBS, CLOs and preferred equity investments. Such investments are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property, as opposed to the borrower’s independent income or assets. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by numerous factors, including, but not limited to:

•	tenant mix;

•	success of tenant businesses and tenant bankruptcies;

•	property management decisions, including decisions on capital improvements;

•	property location and condition;

•	competition from similar properties;

•	changes in national, regional or local economic conditions;

•	changes in national, regional or local real estate values;

•	changes in national, regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the debt and equity capital markets, including the availability of debt financing for commercial real estate;

•	changes in governmental rules, regulations and fiscal policies, including income tax regulation, real estate taxes, environmental legislation and zoning laws;

•	environmental contamination;

•	fraudulent acts or theft on the part of the property owner, sponsor and/or property manager; and

•
terrorism, social unrest, civil disturbances and other events which may result in property damage, decrease the availability of or increase the cost of insurance or otherwise result in uninsured losses.

In the event any of the properties or entities underlying or collateralizing our commercial real estate loans or investments are adversely impacted by any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which, in turn, would adversely affect our results of operations and financial condition.
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
Borrowers often use the proceeds of a conventional mortgage loan to repay a transitional loan. Transitional loans, therefore, are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
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

Our investments in CMBS, CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, may pose additional risks, including the risks arising from the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
Our portfolio contains CMBS and we may invest in additional CMBS, CLOs and other similar securities in the future, which may be subordinated classes of securities in a structure of securities secured by a pool of loans. Accordingly, such securities may be the first, or among the first, to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or collateralized debt obligations, or CDOs, because the ability of borrowers to make principal and interest payments on the loans underlying such securities may be impaired.
Subordinate interests such as CMBS, CLOs, CDOs and similarly structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS, CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.
With respect to the CMBS, CLOs and other similar securities, overall control over the special servicing of the related underlying loans are held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of securities in such series. To the extent we acquire classes of existing series of such securities, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. See “Risk Factors-Risks Related to Our Financing and Hedging-Use of non-recourse securitizations to finance our loans and investments may expose us to risks that could result in losses” for a discussion of additional risks related to our securitization transactions.
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
In addition, no assurance can be given that a securitization or other financing would be consummated with respect to the assets being warehoused. If the securitization or other financing is not consummated, the lender could demand repayment of the facility, and, in the event that we were unable to timely repay, could liquidate the financed collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization or other financing is consummated, if any of the warehoused collateral is sold before the completion, we would have to bear any resulting loss on the sale.

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
Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan, or a liquidation of the underlying property, will further reduce the net proceeds and, thus, increase any such loss to us.
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
Our commercial real estate loans may be subject to certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of, or loss on, our investment related to such property.
We depend on third-party service providers, including loan servicers, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in commercial real estate debt investments, as well as for general operating purposes. For example, we rely on the servicers who service the commercial real estate loans that we invest in and commercial real estate loans underlying CMBS, CLOs and other commercial real estate debt investments to, among other things, collect principal and interest payments on such commercial real estate loans and perform certain asset management services in accordance with applicable laws and regulations. Loan servicers and other service providers, such as trustees, appraisers and other due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. This may include systems failures, security breaches and errors that could significantly disrupt our business, including resulting in nonperformance of, or loss of, investments or defaults under our financing facilities.
Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.
In July of 2017, the Financial Conduct Authority of the U.K., or the FCA, announced its intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after

2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited), or the IBA, the current administrator of LIBOR, and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The IBA or any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR, it is unknown whether SOFR will attain market acceptance as replacements for LIBOR.
As of December 31, 2019, our loan portfolio included $4.2 billion of floating rate loans for which the interest rate was tied to LIBOR. If LIBOR is no longer available, our loan documents generally allow us to choose a new index based upon comparable information. For some of our more seasoned loans, however, if LIBOR is no longer available, the rate may convert into a fixed rate based on the last LIBOR in effect plus a spread, contractual floor rate, or a prime rate. Should this occur, we may need to renegotiate with borrowers to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “Risk Factors-Risks Related to Our Financing and Hedging-Our use of leverage may create a mismatch with the duration and interest rate of investments that we are financing.”
Provisions for loan losses are difficult to estimate.
Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our business, financial condition and results of operations.
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a current expected credit loss, or CECL, model for instruments measured at amortized cost, and also require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. ASU 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019.
The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge to cumulative earnings; however future changes to the CECL reserve will be recognized through net income on our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principle underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

In addition to other analytical tools, our Manager will utilize financial models to evaluate commercial mortgage loans and expected losses that may result, the accuracy and effectiveness of which cannot be guaranteed.
In addition to other analytical tools, our Manager utilizes financial models to evaluate the credit quality of commercial mortgage loans, the accuracy and effectiveness of which cannot be guaranteed. It is possible that financial models used for our CECL estimate may fail to include relevant factors or they may fail to accurately estimate the impact of factors they identify. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

Risks Related To Our Financing and Hedging
We have substantial amount of debt and may incur additional debt, which subjects us to increased risk of loss which could adversely affect our results of operation and financial condition and may reduce cash available for distributions to our stockholders.
We have a substantial amount of debt and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Our substantial amount of debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, or we may fail to comply with covenants or breach a representation contained in our debt agreements, which in each case may result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;

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
The operation of our business requires access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we may invest in certain investments for which financing has historically been difficult or costly to obtain and the payment of a fee in connection with our currently anticipated internalization may also impact our needs for capital. Any limitation on our ability to obtain financing for our target investments or to operate our business could require us to seek equity or debt capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, operations, financial condition, liquidity and our ability to make distributions to stockholders.

Our existing financing facilities impose, and additional financing facilities may impose, restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy and to conduct our business.
We borrow funds under repurchase agreements and other financing arrangements with various counterparties. The documents that govern these financing arrangements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are, and in the future may also be, subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.
To the extent that our financing costs are determined by reference to floating rates, such as LIBOR or SOFR, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.
Use of non-recourse securitizations to finance our loans and investments may expose us to risks that could result in losses.
We have securitized and may in the future, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments. This involves creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity or other securities issued by the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities backed by loan pools). We have in the past retained, and would expect in the future to retain, all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have in the past, and may in the future, retain a pari passu participations in some or all of the securitized loans. Investments in CMBS, CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
Prior to any such financing, we may use facilities to finance the acquisition of securities until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments to maximize the efficiency of a CMBS, CLO or private placement issuance. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the loans we acquire declines prior to securitization. Declines in the value of a commercial real estate loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in securitizations for the reasons described above, or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.
The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have, and may in the future, be required to purchase and retain certain interests in a securitization into which we sell loans and/

or, when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
Our rights under any repurchase agreements are subject to the effects of bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements.
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our assets under a repurchase agreement, or to be compensated for any damages resulting from the lender’s insolvency, may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.
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
If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying asset back to us at the end of the purchase agreement term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur losses.
Under our repurchase agreements, and under any repurchase agreements we enter into in the future, we sell the assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the repurchase agreement. Because the cash that we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (the difference being the “haircut”), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the repurchase agreement equal to the amount of the haircut (assuming there was no change in the value of the assets). We would also incur losses on a repurchase agreement if the value of the underlying assets has declined as of the end of the repurchase agreement term, because we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if we default on our obligations under a repurchase agreement, the lender will be able to terminate the repurchase agreement and cease entering into any other repurchase agreements with us. In the future, our repurchase agreements, and any new repurchase agreements we may enter into, are likely to contain cross-default provisions, so that if a default occurs under any repurchase agreement, the lender can also declare a default with respect to all other repurchase agreements they have with us. If a default occurs under any of our repurchase agreements and a lender terminates one or more of its repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase agreements could adversely affect our earnings and thus our cash available for distribution to stockholders.
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
In the future, we may engage in transactions intended to hedge against various risks to our portfolio, including the exposure to changes in interest rates. The extent of our hedging activity will vary in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other changing market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to adequately protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of volatile or rapidly changing interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from certain hedging transactions (other than through our TRS) is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty may default on its obligations.
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
Our ability to fund these obligations will depend on the liquidity of our assets and our access to capital at the time. The need to fund these obligations could adversely affect our financial condition. Further, hedging transactions, which are intended to limit losses, may actually result in losses, which would adversely affect our earnings and could, in turn, reduce cash available for distribution to stockholders.
The Dodd-Frank Act regulates derivative transactions, including certain hedging instruments, we may use in our risk management activities. Rules implemented by the CFTC pursuant to the Dodd-Frank Act require, among other things, that certain derivatives be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. These regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although, generally, we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
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
The utilization of any of our repurchase facilities is subject to the pre-approval of the lender.
We utilize repurchase agreements to finance the purchase of certain investments. In order for us to borrow funds under a repurchase agreement, our lender must have the right to review the potential assets for which we are seeking financing and approve such assets in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.

Risks Related to Our Relationship with Our Manager
The process to internalize our management function involves a number of uncertainties.
While we and our Manager have agreed to a process to internalize the Company’s management function, there can be no assurance that the internalization will ultimately be consummated. We face a number of uncertainties in connection with the process to internalize. For example, while we expect to continue to be managed by our senior management team and other personnel who are currently employed by our Manager, no final arrangements are in place. In addition, while we plan to recruit other personnel providing services to us who are also currently employed by our Manager, there may be delays and additional costs in doing so. Any unexpected delays or changes in our hiring plans could disrupt our business. In addition, the process of internalizing our management function can be time-consuming and may divert the attention of our board of directors and key employees of our Manager who provide services to us away from their regular duties and the pursuit of business opportunities. We may also incur unexpected costs in the process to internalize or the costs may be higher than we anticipate. Furthermore, we will need to seek the consent of certain of our lenders in connection with the internalization, which consents we may not be able to obtain. If we are not able to obtain these consents, we may need to obtain replacement facilities which may be costly. All of these factors could materially adversely impact our business and results of operations.
As long as we remain externally manager, our success depends on the performance of our Manager and its key personnel. If we do not complete the currently anticipated internalization and remain externally managed, we may not find a suitable replacement if we or our Manager terminates the management agreement or if we do not have access to our Manager’s key personnel.
We do not have any employees and are currently externally managed and advised by our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, if we do not complete the currently anticipated internalization and remain externally managed, our success will depend on the efforts, experience, diligence, skill and network of business contacts of the personnel provided by our Manager and its affiliates. Our CRE team, comprised of employees of our Manager, evaluates, negotiates, executes and monitors our loans and investments and advises us regarding maintenance of our qualification as a REIT and exclusion from registration under the Investment Company Act; therefore, our success depends on their skill and management expertise.
In addition, if we do not complete the currently anticipated internalization, we can offer no assurance that we will continue to have access to our officers and other key personnel provided by our Manager. The initial term of the management agreement is for a three-year period ending on June 28, 2020 and will be automatically renewed for additional one-year terms thereafter, subject to the right of either party to elect not to renew the agreement; provided, however, that our Manager may terminate the management agreement after the initial term or after any automatic renewal term upon 180 days’ prior notice. If the management agreement is terminated outside of the internalization process and no suitable replacement is found to manage us, or if we lose the services of any of our officers or any of the other key personnel of our Manager and its affiliates, whether as a result of a departure, a termination of the management agreement or otherwise, we may not be able to execute our business plan, which would have a material adverse effect on our performance.
If we do not complete the currently anticipated internalization, we may terminate the management agreement in accordance with its terms but such termination may be difficult and costly.
As discussed above, we and our Manager have agreed to a process to internalize the Company’s management function. If we do not complete the internalization as currently anticipated, termination of the management agreement without cause under the terms of the management agreement may be difficult and costly. The current term of the management agreement expires on June 28, 2020, and thereafter will automatically renew for successive one-year terms annually until terminated in accordance with the terms of the agreement. We may terminate the management agreement without cause upon the affirmative vote of at least two-thirds of our independent directors or upon a determination by the holders of a majority of outstanding shares of common stock, based upon (i) unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole or (ii) the determination that the management fee and incentive fee payable to our Manager are not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days’ prior notice of any such termination without cause. Unless terminated for cause, our Manager will be paid a termination fee equal to three times the sum of (i) the average annual base management fee and (ii) average annual incentive compensation, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination date. If the management agreement is terminated without cause, the management agreement contains provisions that may make the personnel currently provided by our Manager unavailable to us for a period of two years. In addition, employment agreements between our Manager and our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer contain non-competition, confidentiality and non-solicitation provisions that may prohibit or otherwise restrict their ability to support us in the event of a termination of the management agreement.
As long as we remain externally managed, there will be various conflicts of interest in our relationship with our Manager and its affiliates, which could result in decisions that are not in the best interests of our stockholders. We may be adversely affected if our Manager does not properly manager our assets or otherwise act in our best interest.
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
Our Manager and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours, and thus will face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. Additionally, the ability of our Manager, and our officers and other personnel providing services to us under the management agreement, to engage in other business activities may reduce the time our Manager spends managing us. For example, our Manager and its affiliates, including certain of our officers and directors, may also serve as officers, directors or partners of other private investment vehicles, including new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by our Manager’s affiliates or our Manager. Under the management agreement, none of our officers are required to devote a specific amount of time to our affairs. Accordingly, we may compete with the existing funds of our Manager, its investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers and other personnel.
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
Neither our Manager nor any of its affiliates is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Chief Executive Officer, Chief Investment Officer, Chief Operating Officer, Chief Financial Officer and General Counsel have spent and are expected to continue to spend a substantial portion of their time on our affairs, key personnel, including these individuals, provided to us by our Manager may become unavailable to us as a result of their departure from our Manager or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any other funds they may manage, and such conflicts may not be resolved in our favor. Each of our executive officers is an employee of an affiliate of our Manager, and may currently or in the future have significant responsibilities for funds or other vehicles managed by our Manager or its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.
Our board of directors has approved very broad investment guidelines for us and will not review or approve each investment decision made by our Manager.
Our board of directors will periodically review and update our investment guidelines and will also review our investment portfolio, but does not review or approve specific investments. Subject to maintaining our REIT qualification and our exclusion from registration under the Investment Company Act, our Manager has great latitude within the broad parameters of the investment guidelines set by our board of directors in determining our investments and investment strategies, which could result in investment returns that are substantially below expectations or that result in material losses.

Our Manager’s fee structure may not create proper incentives or may cause our Manager to select investments in more risky assets in order to increase its incentive compensation.
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
Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services required under the management agreement in good faith. It is not responsible for any action of our board of directors in following or declining to follow any advice or recommendations of our Manager, including as set forth in our investment guidelines. Our Manager and its affiliates, and any of their members, stockholders, managers, partners, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager, are not liable to us, our board of directors or our stockholders, partners or members for any acts or omissions by any such person (including errors that may result from ordinary negligence, such as errors in the investment decision making process or in the trade process) performed in accordance with and pursuant to the management agreement, except by reason of acts or omission constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction.
To the full extent lawful, we have agreed to reimburse, indemnify and hold harmless our Manager, its affiliates and any of their officers, stockholders, members, partners, managers, directors, personnel, employees, consultants and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising from acts or omissions of such persons not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, and arising from acts or omissions performed in good faith in accordance with and pursuant to the management agreement. As a result, if we experience poor performance or losses, our Manager would not be liable.
Risks Related to Our Company and Structure
We have a limited operating history as a standalone company and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We began operating as a public company in June 2017 when we completed our IPO, and, therefore, have limited operating history. We may not be as successful in establishing and expanding our brand, relationships, operations and infrastructure to enable us to operate as a standalone public company, and we cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, including, but not limited to, the availability of opportunities for the origination or acquisition of target investments, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.
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

Maintaining our exclusions from registration as an investment company under the Investment Company Act imposes limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We currently conduct, and intend to continue to conduct, our operations so that we are not required to register as an investment company under the Investment Company Act. We believe that we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned or majority-owned subsidiaries, we are primarily engaged in non-investment company businesses related to real estate. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis consist of “investment securities” (the “40% test”). Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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
As a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain our exclusion from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to maintain our exclusion from the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
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

We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat as real estate-related assets, CMBS, B-notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. We note that the SEC staff’s prior no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and, as a result, we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain our exclusion from the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.
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
There can be no assurance that we and our subsidiaries will be able to successfully avoid registration as an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.
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

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations (including laws and regulations having the effect of exempting REITs from the Investment Company Act) and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.
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
Operational risks, including the risk of cyber-attacks, may disrupt our business, result in losses or limit our growth.
We rely heavily on our and our Manager’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyber-attacks, which may continue to increase in sophistication and frequency in the future. Attacks on us and our Manager’s and service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems, as well as those of our Manager and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us or our Manager because we hold a significant amount of confidential and sensitive information. As a result, we and our Manager may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or our Manager’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we or our Manager takes to ensure the integrity of our systems will provide protection, especially because cyber-attack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although we and our Manager have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to us or our Manager, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our or our Manager’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of us or our Manager. We or our Manager could be required to make a significant investment to remedy the effects of any such failures, harm to our reputation, legal claims that we and our Manager may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.
In addition, our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or our Manager’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or our Manager’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or our Manager’s, its employees, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or our Manager fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our or our Manager’s security measures.
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
Accounting rules for loan impairment, transfers of financial assets, securitization transactions, consolidation of variable interest entities, loan loss reserves and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could also impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely have a significant adverse effect on our stock price.
We are subject to risks from litigation filed by or against us.
Legal or governmental proceedings brought by or on behalf of third parties may adversely affect our financial results. Our investment activities may include activities that are hostile in nature and will subject us to the risks of becoming involved in such proceedings. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Except in certain circumstances involving bad faith, willful misconduct, gross negligence or reckless disregard of its duties on the part of our Manager, our Manager will be indemnified by us in connection with such proceedings, subject to certain conditions. Similarly, we may, from time to time, institute legal proceedings on behalf of ourselves or others, the ultimate outcome of which could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.
The obligations associated with being a public company require significant resources and attention from our senior management team.
As a public company with listed equity securities, we must comply with laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. These reporting and other obligations place significant demands on our senior management team, administrative, operational and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls and reporting systems and procedures. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, stockholders may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of maintaining the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, stockholders may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Risks Related to Our REIT Status and Certain Other Tax Items
If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We intend to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Our continued qualification as a REIT depends on our continuing ability to meet various requirements concerning, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares. Notwithstanding the availability of cure provisions in the Code, we could fail various compliance requirements which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes as described above, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
A REIT, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, gain from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Also, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income or asset test requirements which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax on such return. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRS which is subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
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
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a TRS or a disregarded entity, and no more than 25% of our assets can consist of debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements, we must dispose of a portion of our assets or otherwise come into compliance within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate or restructure otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to you.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction will not constitute gross income for purposes of the 75% or 95% gross income test if we properly identify the transaction as specified in applicable Treasury regulations and we enter into such transaction (i) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets or (ii) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% income tests. In addition, income from certain new hedging transactions that counteract prior qualifying hedging transactions described in (i) and (ii) above may not constitute gross income for purposes of the 75% and 95% gross income tests if we properly identify the new hedging transaction as specified in applicable Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS, generally, will not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Complying with REIT requirements may force us to borrow to make distributions to you.
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
Our charter provides that any individual (including certain entities treated as individuals for this purpose) is prohibited from owning more than 9.8% of our outstanding common stock or of our outstanding capital stock, and attempts to acquire our common stock or any of our capital stock in excess of this 9.8% limit would not be effective without a prior exemption from those prohibitions by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of preserving our qualification as a REIT for federal income tax purposes, among other purposes, our charter provides that beneficial or constructive ownership by any individual (including certain entities treated as individuals for this purpose) of more than a certain percentage, currently 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value of our outstanding capital stock is prohibited, which we refer to as the “ownership limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of our outstanding common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of our outstanding common stock or our outstanding capital stock by an individual or entity could cause an individual to own constructively in excess of 9.8% of our outstanding common stock or our outstanding capital stock, respectively, and thus violate the ownership limit. Our board of directors, in its sole discretion, may exempt (prospectively or retroactively) a person from this limitation if it obtains such representations, covenants and undertakings as it deems appropriate to conclude that granting the exemption will not cause us to lose our status as a REIT. However, there can be no assurance that our board of directors, as permitted in our charter, will increase, or will not decrease, these ownership limits in the future. Our charter provides that any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limits without the consent of our board of directors either will result in the shares being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.
The ownership limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the ownership limits that are granted by our board of directors may limit our board of directors’ ability to increase the ownership limit or grant further exemptions at a later date.
We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash dividends.
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. As a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements as satisfied, the Internal Revenue Service, or IRS, will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares.
The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares of common stock.
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
As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally have to distribute to our stockholders 90% of our taxable income in order to qualify as a REIT. Our access to external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year, including net capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.
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
The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRS.
Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of any legislative, regulatory or administrative developments or proposals and their potential effect on an investment in our shares.
We may recognize “phantom income” in respect of our investments.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, which is referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.
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
The “taxable mortgage pool” rules may increase the taxes that we, or our stockholders may incur, and, therefore, may limit the manner in which we will effect future securitizations.
We may enter into securitizations and other transactions to finance our mortgage assets that could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. An entity (or a portion of an entity) will be a taxable mortgage pool if (i) substantially all of its assets consist of debt instruments, more than 50% of which are real estate mortgages, (ii) the entity is the obligor under debt obligations with two or more maturities and (iii) under the terms of the entity’s debt obligations (or an underlying arrangement), payments on such debt obligations “bear a relationship” to the debt instruments held by the entity. Where an entity, or portion of an entity, is classified as a taxable mortgage pool, it generally is treated as a taxable corporation for U.S. federal income tax purposes.  Special rules apply, however, in the case of a taxable mortgage pool that is 100% owned by a REIT or a disregarded subsidiary of a REIT.  In that case, the taxable mortgage pool is not treated as a corporation that is subject to corporate income tax, and the taxable mortgage pool classification does not affect the tax status of the REIT.  In our case, any taxable mortgage pool we may own is not expected to be treated as a corporation, although there can be no assurance that a taxable mortgage pool will not be treated as a taxable corporation.
A portion of our income from any taxable mortgage pool may be treated as excess inclusion income for U.S. federal income tax purposes.  We do not intend to distribute any excess inclusion income that we may recognize to our stockholders. Instead, we intend to retain, and pay corporate income tax on, any such excess inclusion income.  However, there can be no assurance that a stockholder will not receive excess inclusion income.
If we distribute (or are deemed to distribute) excess inclusion income to our stockholders, certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, U.S. stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to such excess inclusion income.  Specifically, a stockholder’s share of excess inclusion income (i) would be the minimum taxable income of U.S. stockholders (that is, would not be allowed to be offset by any net operating losses or any other deduction otherwise available), (ii) would be unrelated business taxable income in the hands of most generally tax-exempt stockholders and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate of 30%, without reduction for any otherwise applicable income tax treaty, to the extent allocable to foreign stockholders. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from a taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.
Moreover, the taxable mortgage pool rules described above may also preclude us from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may therefore prevent us from using certain techniques to maximize our returns from certain securitization transactions.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Our mezzanine loans may not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
We may fail to qualify as a REIT if the IRS successfully challenges the treatment of our mezzanine loans as debt or our preferred equity investments as equity for U.S. federal income tax purposes.
There is limited case law and administrative guidance addressing whether instruments such as mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We expect that our mezzanine loans generally will be treated as debt for U.S. federal income tax purposes, and our preferred equity investments generally will be treated as equity for U.S. federal income tax purposes, but we typically do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If a mezzanine loan is treated as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan and we would be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owned non-qualifying assets or earned non-qualifying income, we may not be able to satisfy all of the REIT income or asset tests. Alternatively, if the IRS successfully asserts a preferred equity investment is debt for U.S. federal income tax purposes, then that investment may be treated as a non-qualifying asset for purposes of the 75% asset test and as producing non-qualifying income for 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset test, and it is possible that a preferred equity investment that is treated as debt for U.S. federal income tax purposes could cause us to fail one or more of the foregoing tests. Accordingly, we could fail to qualify as a REIT if the IRS does not respect our classification of our mezzanine loans or preferred equity for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing or syndicating commercial mortgage loans that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including commercial mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of, securitize or syndicate loans in a manner that was treated as a sale of the loans, or if we frequently buy and sell securities in a manner that is treated as dealer activity with respect to such securities for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though direct sales by us or those structures might otherwise be beneficial to us.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are borrowings which are secured by the assets sold pursuant thereto. We believe that we will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the related sale and repurchase agreement, in which case we could fail to qualify as a REIT.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying REIT income if earned directly by the parent REIT. Both the TRS and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act.
Any domestic TRS we own or may form will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
Our common stock trades on the NYSE under the symbol “GPMT.” The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock.
Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager and our executive officers;

•	equity issuances by us, share resales by our stockholders or the perception that such issuances or resales may occur;

•	loss of a major funding source or inability to obtain new favorable funding sources in the future;

•	our financing strategy and leverage;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations or operating performance of similar companies;

•	adverse market reaction to any increased indebtedness we incur or securities we may issue in the future;

•	additions to or departures of our Manager’s or our management’s key personnel;

•	speculation in the press or investment community;

•	increases in market interest rates, which may lead stockholders to demand a higher distribution yield for our common stock, and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification or exclusion from the Investment Company Act;

•	price and volume fluctuations in the overall stock market from time to time;

•
general market and economic conditions and trends, including inflationary concerns and the current state of the credit and capital markets, and the impact of natural disasters, war, global health crises, such as the recent outbreak of the coronavirus, and other events on market and economic conditions;

•
significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector which are not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by stockholders or securities analysts;

•	short-selling pressure with respect to shares of our common stock or REITs generally;

•	the strength of the commercial real estate market and the U.S. economy generally; and

•	the other factors described in this Item 1A - “Risk Factors.”
As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate, if any, as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.
Future issuances of equity or debt securities, which may include securities that would rank senior to our common stock, may adversely affect the market price of the shares of our common stock.
The issuance of additional shares of our common stock, including in connection with the conversion of our outstanding 5.625% convertible senior notes due 2022 and/or our outstanding 6.375% convertible senior notes due 2023, through the equity distribution agreement we entered into pursuant to which we may sell, from time to time, up to an aggregate of 8,000,000 shares of our common stock or in connection with other future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we decide to issue debt or equity securities which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the shares of our common stock. Therefore holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.
We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make, and restrictions related to our financing facilities may limit, distributions to our stockholders at any time in the future.
We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. All distributions, if any, will be made at the sole discretion of our board of directors out of funds legally available therefor and will depend on our earnings, our cash flows and financial condition, debt covenants, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law, or MGCL, and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and cash flows and impair our ability to pay distributions to our stockholders:

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
Our financing facilities and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants (e.g., liquidity and net worth covenants) and other customary provisions that may restrict our ability to pay dividends.
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
Maryland takeover statutes. We are subject to the Maryland Business Combination Act which, in certain circumstances, could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us without the approval of our board of directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. “Business combinations” between such a third-party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by stockholders; and

•	two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.
The super-majority vote requirements do not apply if, among other considerations, the transaction complies with a minimum price and form of consideration requirements prescribed by the statute. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. As permitted by the MGCL, our board of directors, by resolution, exempted business combinations (i) between us and any person not then already an interested stockholder, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons) and (ii) between us and our Manager or any of its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any other person as described above, and as a result, any such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute.
The Maryland Control Share Acquisition Act of the MGCL provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquiror, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power:

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
A person who has made or proposes to make a control share acquisition may compel the board of directors of the company to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the shares. The right to compel the calling of a special meeting is subject to the satisfaction of certain conditions, including an undertaking to pay the expenses of the meeting. If no request for a meeting is made, the company may itself present the question at any stockholders meeting.
If voting rights are not approved at the meeting or if the acquiror does not deliver an acquiring person statement as required by the statute, then the company may, subject to certain limitations and conditions, redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. Fair value is determined, without regard to the absence of voting rights for the control shares, as of the date of any meeting of stockholders at which the voting rights of the shares are considered and not approved or, if no meeting is held, as of the date of the last control share acquisition by the acquiror. If voting rights for control shares are approved at a stockholders meeting and the acquiror becomes entitled to exercise or direct the exercise of a majority of the voting power, all other stockholders may exercise appraisal rights. The fair value of the shares as determined for purposes of appraisal rights may not be less than the highest price per share paid by the acquiror in the control share acquisition.
The control share acquisition statute does not apply to (a) shares acquired in a merger, consolidation or share exchange if the company is a party to the transaction or (b) acquisitions approved or exempted by the charter or bylaws of the company.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal place of business is located in sub-leased office space at 3 Bryant Park, Suite 2400A, New York, New York 10036. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings
From time to time we may be involved in various legal proceedings, including arbitrations and/or administrative proceedings that arise in the ordinary course of our business. As of the date of this filing, we are not party to any litigation or legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “GPMT.”

Holders
As of February 25, 2020, there were 256 registered holders of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
Our stock transfer agent and registrar is Equiniti Trust Company. Requests for information from Equiniti Trust Company can be sent to Equiniti Trust Company, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Dividends
We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, as adjusted. We currently expect to distribute substantially all of our net taxable income to our stockholders on an annual basis.
Any distributions we make to our stockholders will be at the sole discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures.
To the extent that in respect of any calendar year, cash available for distribution is less than our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Part I - Item IA - “Risk Factors.”
The following table sets forth the dividends declared during each calendar quarter during the years ended December 31, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2019	December 31, 2019	January 17, 2020	$0.42000
September 18, 2019	October 3, 2019	October 18, 2019	$0.42000
June 20, 2019	July 5, 2019	July 19, 2019	$0.42000
March 20, 2019	April 1, 2019	April 18, 2019	$0.42000
December 19, 2018	December 31, 2018	January 18, 2019	$0.42000
September 20, 2018	October 2, 2018	October 18, 2018	$0.42000
June 20, 2018	July 2, 2018	July 18, 2018	$0.40000
March 15, 2018	March 29, 2018	April 18, 2018	$0.38000

Securities Authorized for Issuance under Equity Compensation Plans
Our 2017 Equity Incentive Plan, or the Plan, was adopted by our board of directors and approved by our stockholders on June 14, 2017 for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including affiliates and personnel of our Manager and its affiliates, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards.

The following table presents certain information about the Plan as of December 31, 2019:

	December 31, 2019
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	2,579,965
Equity compensation plans not approved by stockholders (1)	—	—	—
Total	—	$—	2,579,965
___________________

(1)	For a detailed description of the Plan, see Note 15 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return on our common stock, assuming $100 invested at June 28, 2017, with all quarterly reinvestment of dividends before consideration of income taxes and without the payment of any commissions, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500 and Bloomberg REIT Mortgage Index

Index	6/28/17	6/30/17	12/31/17	6/30/18	12/31/18	6/30/19	12/31/19
Granite Point Mortgage Trust Inc.	$100.00	$99.84	$97.25	$105.12	$108.05	$117.60	$120.47
S&P 500	$100.00	$99.30	$110.64	$113.56	$105.78	$125.39	$139.07
Bloomberg REIT Mortgage Index	$100.00	$99.21	$102.58	$103.07	$99.59	$108.57	$123.12

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our common stock during the fiscal year ended December 31, 2019.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the accompanying notes included under Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K. As a result of our formation transaction on June 28, 2017, described further in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Company,” we are considered a continuation the business operations of TH Commercial Holdings LLC (now known as GP Commercial Holdings LLC) and its subsidiaries, or our Predecessor. Accordingly, our Predecessor’s historical results of operations and cash flows are included in our consolidated financial statements and the following selected financial data. Certain amounts for prior periods have been reclassified to conform to the 2019 presentation.

	For the Years Ended December 31,
(in thousands, except share data)	2019	2018	2017	2016	2015 (1)
Interest income:
Loans held-for-investment	$240,022	$179,284	$113,050	$55,627	$8,410
Available-for-sale securities	1,221	1,160	1,035	1,002	84
Held-to-maturity securities	2,239	3,194	3,726	4,192	645
Cash and cash equivalents	2,775	242	26	7	—
Total interest income	246,257	183,880	117,837	60,828	9,139
Interest expense:
Repurchase agreements	67,632	62,432	37,968	8,611	396
Securitized debt obligations	46,815	17,660	—	—	—
Convertible senior notes	17,971	10,783	397	—	—
Asset-specific financings	2,891	—	—	—	—
Revolving credit facilities	1,673	648	—	—	—
Note payable to affiliate	—	—	4,098	2,418	81
Total interest expense	136,982	91,523	42,463	11,029	477
Net interest income	109,275	92,357	75,374	49,799	8,662
Other income:
Realized gain on sales of loans held-for-investment	—	—	—	—	181
Fee income	1,210	1,446	—	203	14
Total other income	1,210	1,446	—	203	195
Expenses:
Management fees	14,854	12,509	9,737	7,173	1,178
Incentive fees	244	—	—	—	—
Servicing expenses	3,670	2,196	1,354	605	73
Other operating expenses	21,507	16,025	10,982	6,878	7,398
Total expenses	40,275	30,730	22,073	14,656	8,649
Income before income taxes	70,210	63,073	53,301	35,346	208
(Benefit from) provision for income taxes	(4)	(2)	(4)	(11)	70
Net income	70,214	63,075	53,305	35,357	138
Dividends on preferred stock	100	100	50	—	—
Net income attributable to common stockholders	$70,114	$62,975	$53,255	$35,357	$138
Basic earnings per weighted average common share (See Note 17)	$1.32	$1.45	$0.60	$—	$—
Diluted earnings per weighted average common share (See Note 17)	$1.32	$1.42	$0.60	$—	$—
Dividends declared per common share	$1.68	$1.62	$0.70	$—	$—
Basic weighted average number of shares of common stock outstanding	53,087,395	43,445,384	43,234,671	—	—
Diluted weighted average number of shares of common stock outstanding	53,087,395	52,039,997	43,234,671	—	—
____________________

(1)	Commenced operations on January 7, 2015.

	For the Years Ended December 31,
(in thousands, except share data)	2019	2018	2017	2016	2015 (1)
Comprehensive income:
Net income attributable to common stockholders	$70,114	$62,975	$53,255	$35,357	$138
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	224	(192)	112	(112)	—
Other comprehensive income (loss)	224	(192)	112	(112)	—
Comprehensive income attributable to common stockholders	$70,338	$62,783	$53,367	$35,245	$138
____________________

(1)	Commenced operations on January 7, 2015.

	At December 31,
(in thousands)	2019	2018	2017	2016	2015
Loans held-for-investment	$4,226,212	$3,167,913	$2,304,266	$1,364,291	$582,693
Total assets	$4,460,862	$3,361,881	$2,499,130	$1,495,607	$722,744
Repurchase agreements	$1,924,021	$1,500,543	$1,521,608	$451,167	$59,349
Securitized debt obligations	$1,041,044	$654,263	$—	$—	$—
Asset-specific financings	$116,465	$—	$—	$—	$—
Revolving credit facilities	$42,008	$75,000	$—	$—	$—
Convertible senior notes	$269,634	$268,138	$121,314	$—	$—
Note payable to affiliate	$—	$—	$—	$593,631	$167,262
Total stockholders’ equity	$1,019,136	$827,531	$828,621	$427,991	$486,942

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including, but not limited to, those discussed in Part I - Item 1A Risk Factors, in this Annual Report on Form 10-K.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Our Company
Granite Point Mortgage Trust Inc. focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We are currently externally managed by Pine River Capital Management L.P., or our Manager. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We also operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.
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
We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. A committee comprised entirely of independent members of our board of directors, or the Independent Committee, has been negotiating the internalization on our behalf and has retained independent advisors. In connection with the completion of the internalization, we expect to continue to be managed by our strong senior management team along with other personnel providing services to us, who are currently employed by our Manager, and to whom the Independent Committee expects to extend offers of employment. Details are expected to be announced once finalized in several months, and a final agreement and definitive documentation are expected to be delivered and executed at that time. There can be no assurance that the internalization will be consummated. See “Risk Factors - Risks Related to Our Relationship With Our Manager” in Item 1A of this Annual Report on Form 10-K.

2019 Highlights
Operating Results

•
Net income of $70.1 million and Core Earnings of $74.6 million for the year ended December 31, 2019, an increase of $7.1 million and $8.3 million, respectively, as compared to the year ended December 31, 2018.

•	Declared aggregate dividends of $91.0 million, or $1.68 per share in 2019, resulting in an annualized dividend yield of 9.0% on our December 31, 2019 Book Value per Common Share of $18.58.
Loan Origination and Investment Portfolio Activity

•	Originated 45 senior commercial real estate loans with a total commitment of $2.0 billion, an increase of 27% over 2018, with an average loan size of approximately $45 million.

•	Funded $1.8 billion in aggregate loan balances, inclusive of $237.6 million in connection with existing loan funding commitments.

•	Received cash proceeds of $778.5 million from principal repayments and amortization.

•	Portfolio of 122 investments as of December 31, 2019, with a stabilized weighted average loan-to-value ratio of 64.2% and a weighted average all-in yield at origination of L+4.26%.

Portfolio Financing

•
Closed our second collateralized loan obligation, or CLO, financing 28 existing senior loan investments with an aggregate principal balance of approximately $825 million, further diversifying our funding mix and increasing matched-term, non-recourse and non-mark-to-market financing of our loan portfolio.

•	Closed a non-mark-to-market financing facility of up to $150 million.

•	Renegotiated various terms of our financing facilities, including modifications of leverage covenants, extending maturities and increasing the overall borrowing capacity, among others.

•	Financing capacity of $3.8 billion as of December 31, 2019, which includes our financing facilities with six providers, certain asset specific financings and our CLOs.
Capital Markets Activity

•	Issued an aggregate 10.955 million shares of our common stock through an underwritten public offering and our at-the-market equity offering program, generating total net proceeds of $207.8 million.

•	Our book value was $1.0 billion as of December 31, 2019, a 23.2% increase over December 31, 2018.
Available Liquidity

•	At December 31, 2019, we had unrestricted cash available for investment of $80.3 million, a portion of which is subject to the liquidity covenants in our lending agreements.

•
At December 31, 2019, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of approximately $28 million under our secured repurchase agreements.

The following table provides a reconciliation of GAAP net income to non-GAAP measures:

	Year Ended
	December 31,
(in thousands)	2019	2018
Reconciliation of GAAP net income to Core Earnings:	(unaudited)
GAAP Net Income	$70,114	$62,975
Adjustments for non-core earnings:
Non-cash equity compensation	4,436	3,281
Core Earnings (1)	$74,550	$66,256
____________________

(1)
Core Earnings is a non-GAAP measure that we define as comprehensive income attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, realized and unrealized gains or losses on the aggregate portfolio and non-cash compensation expense related to restricted common stock). We believe the presentation of Core Earnings provides stockholders greater transparency into our period-over-period financial performance and facilitates comparisons to peer REITs.

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

Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements, or other types of credit facilities, provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We will continue to actively explore additional types of funding facilities in order to further diversify our financing sources.
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
Operating Expenses - Investment Management and Corporate Overhead
We incur significant general and administrative costs, including certain costs related to being a public company and costs incurred on our behalf by our Manager. We rely on our Manager to provide, or obtain on our behalf, the personnel and services necessary for us to conduct our business because we have no employees of our own. Our Manager performs these services for us and provides us with a comprehensive suite of investment and portfolio management services.
Under the management agreement with our Manager, we pay all costs and expenses of our Manager incurred on our behalf in order to operate our business, as well as all compensation costs for certain personnel providing services to us under the management agreement, other than personnel directly involved in supporting the investment function. We also pay our Manager a quarterly base management fee equal to 0.375% (a 1.50% annual rate) of our equity and an incentive fee, which is payable, if earned, beginning in the fourth quarter of 2018, as defined in the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies of the notes to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and therefore we will no longer pay a management fee and reimburse expenses. Details of the internalization are expected to be announced once finalized in several months, and a final agreement and definitive documentation are expected to be delivered and executed at that time. See “Business - Our Manager” in Item 1 and “Risks Relating to Our Relationship With Our Manager” in Item 1A of this Annual Report on Form 10-K.
Market Conditions
We believe that the commercial real estate debt markets continue to offer compelling investment opportunities, especially when approached fundamentally, with a focus on strong credit and cash flow characteristics and high quality borrowers and sponsors. These investment opportunities are supported by active real estate transaction volumes, continuous need for refinancing of legacy loans and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis from 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limits the capacity of available funding for certain types of commercial real estate loans which comprise a large part of our target investments. We believe that this reduced funding capacity in the market, combined with strong demand from borrowers, continues to provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive, risk-adjusted returns for our stockholders.
Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long-term and, as such, they are carried at amortized cost on our consolidated balance sheets. We evaluate our investments for impairment on a quarterly basis and impairments are recognized when it is probable that we will not be able to collect all amounts estimated to be collected at the time of origination of the investment. We evaluate impairment (both interest and principal) based on the present value of expected future cash flows, discounted at the investment’s effective interest rate or the fair value of the collateral, less estimated costs to sell.
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

Changes in Market Interest Rates
Although our strategy is to primarily originate, invest in and manage senior floating-rate commercial mortgage loans, from time-to-time we may acquire fixed-rate investments, which exposes our operating results to the risks posed by fluctuations in interest rates. To the extent that this applies to us, we may choose to actively manage this risk through the use of hedging strategies.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time, of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described in Note 2 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as its reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available at that time. The accounting policies and estimates that we believe are most critical to a stockholder’s understanding of our financial results and condition are discussed below.
Revenue Recognition
Interest income from loans receivable is recognized over the life of each investment using the effective interest method and is recorded on an accrual basis. Recognition of fees, premiums and discounts associated with these investments is deferred until the loan is advanced and is then recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become more than 90 days past due or when recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans originated, the related origination expenses are similarly deferred, however expenses related to loans acquired are included in general and administrative expenses as incurred.
Loans Held-for-Investment and Provision for Loan Losses
Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due pursuant to the contractual terms of the loan. Commercial mortgage loans are collateralized either by real property or by equity interests in the borrower, therefore, impairment is measured by comparing the estimated fair value of the underlying collateral, less estimated costs to sell, to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets and other factors deemed necessary. If a loan is determined to be impaired, an allowance to reduce the carrying value of the loan is recorded through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.
A review of our portfolio is undertaken monthly, with more intense analysis and oversight done on a quarterly basis, and each loan is evaluated for impairment by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk ratings are defined as follows:

1 –	Lower Risk

2 –	Average Risk

3 –	Acceptable Risk

4 –	Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of future loss.

5 –	Impaired/Loss Likely: A loan that has a significantly increased probability of default or principal loss and has been deemed impaired.

Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a Current Expected Credit Loss (or “CECL”), model for instruments measured at amortized cost, and require entities to record allowances for AFS debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to cumulative earnings as of January 1, 2020.
The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related loans and debt securities on our consolidated balance sheets, and which will reduce our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge to cumulative earnings; however future changes to the CECL reserve will be recognized through net income on our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan. Those future funding commitments are also subject to a CECL reserve. The CECL reserve related to future loan fundings is recorded as a component of other liabilities on our consolidated balance sheets, and not as an offset to the related loan balance. This CECL reserve will be estimated using the same process outlined below for our outstanding loan balances, and changes in this component of the CECL reserve will similarly flow through our consolidated statement of operations.
Our implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls, and additional disclosures. A control framework for governance, data, forecast, and model controls was developed to support the CECL process. Estimating a CECL reserve requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and our expectations of performance, and (iv) expectations for macroeconomic conditions over the relevant time period.
Considering the lack of historical company data related to any realized loan losses since its inception, we elected to estimate our CECL reserve by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates third-party database with historical loan losses from 1998 to 2019 for over 100,000 commercial real estate loans. Additionally, in determining our initial CECL reserve estimate, we employed a macroeconomic forecast that projects a stable overall economic scenario over the reasonable projection period. Significant inputs to our estimate of the CECL reserve include loan specific factors such as a debt service coverage ratio (“DSCR”), a loan-to-value ratio (“LTV”), remaining loan term, property type, and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. No such method was used to develop the estimate of our initial CECL reserve.
Upon adoption of ASU No. 2016-13 on January 1, 2020, we expect to record an initial CECL reserve of approximately $18.5 million, or approximately $0.34 per share, which is an equivalent to approximately 0.37% of our aggregate loan commitment balance of $5.0 billion at December 31, 2019. We currently do not have any provision for loan losses recorded on our consolidated financial statements.
Income Taxes
Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for those taxable benefits or provisions recognized by our TRS. We estimate, based on existence of sufficient evidence, the ability to realize the remainder of any deferred tax asset our TRS recognizes. Any adjustment to such estimates will be made in the period such determination is made. We plan to operate in a manner that will allow us to qualify to be treated as a REIT for U.S. federal income tax purposes. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. However, many of the REIT requirements are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) significantly changed how the U.S. taxes corporations. The TCJA requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. Technical corrections or other amendments of the TCJA, or administrative guidance interpreting the TCJA, may be forthcoming at any time. While we do not anticipate a material effect on our operations, we continue to analyze and monitor the application of the TCJA to our business, our peers and the economic environment.

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
Our GAAP net income attributable to common stockholders was $17.7 million and $70.1 million ($0.32 and $1.32 per diluted weighted average share, respectively) for the three and twelve months ended December 31, 2019, respectively, as compared to GAAP net income attributable to common stockholders of $16.7 million and $63.0 million ($0.37 and $1.42 per diluted weighted average share, respectively) for the three and twelve months ended December 31, 2018, respectively.

The following tables present the components of our comprehensive income for the three and twelve months ended December 31, 2019 and 2018, and the twelve months ended December 31, 2017:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2019	2018	2019	2018	2017
Interest income:	(unaudited)
Loans held-for-investment	$63,428	$51,708	$240,022	$179,284	$113,050
Available-for-sale securities	294	309	1,221	1,160	1,035
Held-to-maturity securities	435	716	2,239	3,194	3,726
Cash and cash equivalents	547	101	2,775	242	26
Total interest income	64,704	52,834	246,257	183,880	117,837
Interest expense:
Repurchase agreements	19,163	17,000	67,632	62,432	37,968
Securitized debt obligations	10,935	7,092	46,815	17,660	—
Convertible senior notes	4,512	4,182	17,971	10,783	397
Asset-specific financings	1,174	—	2,891	—	—
Revolving credit facilities	491	276	1,673	648	—
Note payable to affiliate	—	—	—	—	4,098
Total interest expense	36,275	28,550	136,982	91,523	42,463
Net interest income	28,429	24,284	109,275	92,357	75,374
Other income:
Fee income	95	—	1,210	1,446	—
Total other income	95	—	1,210	1,446	—
Expenses:
Management fees	3,841	3,075	14,854	12,509	9,737
Incentive fees	—	—	244	—	—
Servicing expenses	999	628	3,670	2,196	1,354
Other operating expenses	6,008	3,884	21,507	16,025	10,982
Total expenses	10,848	7,587	40,275	30,730	22,073
Income before income taxes	17,676	16,697	70,210	63,073	53,301
Benefit from income taxes	—	—	(4)	(2)	(4)
Net income	17,676	16,697	70,214	63,075	53,305
Dividends on preferred stock	25	25	100	100	50
Net income attributable to common stockholders	$17,651	$16,672	$70,114	$62,975	$53,255
Basic earnings per weighted average common share (See Note 17)	$0.32	$0.38	$1.32	$1.45	$0.60
Diluted earnings per weighted average common share (See Note 17)	$0.32	$0.37	$1.32	$1.42	$0.60
Dividends declared per common share	$0.42	$0.42	$1.68	$1.62	$0.70
Weighted average number of shares of common stock outstanding:
Basic	54,853,205	43,502,583	53,087,395	43,445,384	43,234,671
Diluted	54,853,205	56,264,771	53,087,395	52,039,997	43,234,671

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2019	2018	2019	2018	2017
Comprehensive income:	(unaudited)
Net income attributable to common stockholders	$17,651	$16,672	$70,114	$62,975	$53,255
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	—	(224)	224	(192)	112
Other comprehensive (loss) income	—	(224)	224	(192)	112
Comprehensive income attributable to common stockholders	$17,651	$16,448	$70,338	$62,783	$53,367

(in thousands)	December 31, 2019	December 31, 2018
Balance Sheet Data:

Loans held-for-investment	$4,226,212	$3,167,913
Total assets	$4,460,862	$3,361,881
Repurchase agreements	$1,924,021	$1,500,543
Securitized debt obligations	$1,041,044	$654,263
Asset-specific financings	$116,465	$—
Revolving credit facilities	$42,008	$75,000
Convertible senior notes	$269,634	$268,138
Total stockholders’ equity	$1,019,136	$827,531
Results of Operations
The following analysis focuses on our financial results during the three and twelve months ended December 31, 2019 and 2018. The analysis of our financial results during the three and twelve months ended December 31, 2018 and 2017 is omitted from this Form 10-K and is included in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Interest Income
Interest income increased from $52.8 million and $183.9 million, respectively, for the three and twelve months ended December 31, 2018 to $64.7 million and $246.3 million, respectively, for the same periods in 2019, due to the origination of 45 commercial real estate loans with a principal balance of $1.6 billion, additional fundings of $237.6 million provided on existing loan commitments and upsizings of $9.4 million, offset by repayments of $778.4 million during the year ended December 31, 2019.
Interest Expense
Interest expense increased from $28.6 million and $91.5 million, respectively, for the three and twelve months ended December 31, 2018 to $36.3 million and $137.0 million, respectively, for the same periods in 2019, due to increased financing on the originations and additional fundings described above.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest rate spread for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019			Year Ended December 31, 2019
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$4,091,889	$62,723	6.1%	$3,571,334	$236,949	6.6%
Subordinated loans	28,090	705	10.0%	30,258	3,073	10.2%
Available-for-sale securities	12,798	294	9.2%	12,798	1,221	9.5%
Held-to-maturity securities	18,307	435	9.5%	22,642	2,239	9.9%
Other		547			2,775
Total interest income/net asset yield	$4,151,084	$64,704	6.2%	$3,637,032	$246,257	6.8%
Interest-bearing liabilities
Repurchase agreements, securitized debt obligations, asset-specific financings and revolving credit facilities collateralized by:
Loans held-for-investment
Senior loans (3)	$2,999,850	$31,428	4.2%	$2,525,563	$117,413	4.6%
Subordinated loans	9,420	117	5.0%	9,469	505	5.3%
Available-for-sale securities	8,381	85	4.1%	8,422	370	4.4%
Held-to-maturity securities	11,870	133	4.5%	14,699	723	4.9%
Other unsecured:
Convertible senior notes	269,502	4,512	6.7%	268,928	17,971	6.7%
Total interest expense/cost of funds	$3,299,023	36,275	4.4%	$2,827,081	136,982	4.8%
Net interest income/spread		$28,429	1.8%		$109,275	2.0%

	Three Months Ended December 31, 2018			Year Ended December 31, 2018
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$2,868,457	$50,495	7.0%	$2,525,123	$173,367	6.9%
Subordinated loans	46,474	1,213	10.4%	57,278	5,917	10.3%
Available-for-sale securities	12,798	309	9.7%	12,798	1,160	9.1%
Held-to-maturity securities	28,666	716	10.0%	34,096	3,194	9.4%
Other		101			242
Total interest income/net asset yield	$2,956,395	$52,834	7.1%	$2,629,295	$183,880	7.0%
Interest-bearing liabilities
Repurchase agreements, securitized debt obligations, asset-specific financings and revolving credit facilities collateralized by:
Loans held-for-investment
Senior loans (3)	$1,967,781	$23,917	4.9%	$1,690,665	$78,793	4.7%
Subordinated loans	9,551	129	5.4%	12,328	580	4.7%
Available-for-sale securities	8,367	93	4.4%	8,400	346	4.1%
Held-to-maturity securities	18,482	229	5.0%	22,178	1,021	4.6%
Other unsecured:
Convertible senior notes	268,029	4,182	6.2%	168,321	10,783	6.4%
Total interest expense/cost of funds	$2,272,210	28,550	5.0%	$1,901,892	91,523	4.8%
Net interest income/spread		$24,284	2.1%		$92,357	2.2%
____________________

(1)	Includes amortization of deferred debt issuance costs.

(2)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

(3)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., 1-month U.S. LIBOR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in market interest rates and credit spreads on investments, as well as changes in the mix of our investment portfolio credit spreads due to new originations, amendments of existing investments, additional fundings, upsizings and repayments. Short-term interest rates steadily increased throughout the year ended December 31, 2018 and remained generally unchanged throughout the first quarter of 2019. In the second quarter of 2019, short-term interest rates began decreasing in anticipation of a rate cut by the Federal Reserve, or the Fed, which materialized in August 2019. The Fed delivered two more rate cuts in 2019 during their policy meeting in September and October. Subsequently, short-term interest rates stabilized toward the end of the year.
The overall decrease in yields on our investment portfolio for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was primarily driven by the significant decline in short-term interest rates and repayments of loans with higher spreads than those originated in 2019. The overall decrease in cost of funds on our secured borrowings for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was driven by the decline in short-term interest rates, issuance of our second CLO securitization in the first quarter of 2019, which provides us with lower costs of financing relative to our financing facilities, as well as lower cost of funds on our financing facilities on newly originated loans.
Our convertible senior notes were issued in December 2017 and October 2018, are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Fee Income
During the three months ended December 31, 2019, we recognized 0.1 million in fee income related to fees charged for early prepayments of loans held-for-investment. No fee income was recognized during the three months ended December 31, 2018. During the year ended December 31, 2019, we recognized $1.2 million in fee income related to fees charged for early prepayments of loans held-for-investment, compared to $1.4 million for the same period in 2018.

Expenses
The following table presents the components of expenses for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands, except share data)	2019	2018	2019	2018
Management fees	$3,841	$3,075	$14,854	$12,509
Incentive fees	$—	$—	$244	$—
Servicing expenses	$999	$628	$3,670	$2,196
Other operating expenses:
Officers’ compensation paid by our Manager and reimbursed by us (1)	$237	$222	$2,073	$1,251
Other direct and allocated costs paid by our Manager and reimbursed by us	1,512	1,694	9,674	7,371
Amortization of executive officers’ restricted stock (2)	708	433	2,976	2,597
All other operating expenses	3,551	1,535	6,784	4,806
Total other operating expenses	$6,008	$3,884	$21,507	$16,025
Annualized other operating expense ratio	2.3%	1.9%	2.2%	1.9%
____________________

(1)
Officers include our principal financial officer, chief operating officer and general counsel. We do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer.

(2)
Equity based compensation expense related to the amortization of restricted stock awarded to our executive officers in conjunction with the Company’s 2017 Equity Incentive Plan, or the Plan (see discussion in Note 15 - Equity Incentive Plan of the notes to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer and general counsel.

We do not have any employees and are currently externally managed by our Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, our Manager and its affiliates provide us with the personnel and resources necessary to operate our business in exchange for a management fee and, if applicable, an incentive fee. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. The incentive fee is calculated based on historical “core earnings” as well as our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies of the notes to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and therefore we will no longer pay a management fee. See “Business - Our Manager” in Item 1 and “Risks Relating to Our Relationship With Our Manager” in Item 1A of this Annual Report on Form 10-K.
We also incur servicing expenses related to the servicing of commercial real estate loans and other operating expenses. The increase in servicing expenses during the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was driven by the growth of our investment portfolio, as described above. The increase in our operating expense ratio during the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business. Included in other operating expenses are direct and allocated costs incurred by our Manager on our behalf and reimbursed by us, including compensation paid to employees of our Manager serving as our principal financial officer, chief operating officer and general counsel. We reimburse our Manager for our allocable share of the compensation paid by our Manager to its personnel serving as our chief operating officer, principal financial officer and general counsel; we do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer.
Financial Condition
We originate and acquire commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as “loans held-for-investment” on the consolidated balance sheets. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. We also hold CMBS, representing interests in commercial mortgage and mezzanine loans issued by trusts.

The following tables provide a summary of our portfolio as of December 31, 2019:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination(3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$4,978,072	$4,229,194	$4,198,282	L+3.54%	L+4.22%	3.1	66.7%	64.2%
Subordinated loans	27,951	27,951	27,930	L+9.50%	L+9.84%	8.2	56.2%	50.0%
CMBS	30,874	30,874	30,906	L+7.11%	L+7.60%	2.8	72.7%	72.6%
Total/Wtd. Avg.	$5,036,897	$4,288,019	$4,257,118	L+3.58%	L+4.26%	3.2	66.6%	64.2%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	$144.3	$113.7	$113.2	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/15	120.0	120.0	119.9	L+3.65%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	77.7	76.6	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	12/19	101.7	81.5	80.5	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	72.9	72.2	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	07/19	94.0	65.6	64.7	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	92.4	68.4	67.8	L+3.45%	L+3.88%	3.0	TX	Hotel	56.1%	48.1%
Senior	12/18	91.9	48.3	47.6	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	10/19	87.8	60.7	59.9	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	05/17	86.8	82.1	81.6	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	06/19	80.0	79.4	78.7	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	09/19	75.6	63.8	63.1	L+3.07%	L+3.58%	3.0	NY	Multifamily	62.7%	67.1%
Senior	10/19	75.1	75.1	74.6	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	10/17	74.8	50.3	50.1	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	68.8	68.4	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/16	71.7	68.0	67.4	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	06/16	68.3	61.6	61.5	L+3.87%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	62.2	62.0	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	12/19	65.2	50.2	49.6	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	01/19	64.5	64.5	64.0	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	04/18	64.0	64.0	63.7	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	09/19	60.2	52.3	51.8	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.0	45.8	45.4	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	58.6	47.3	47.3	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	56.2	56.1	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	06/19	55.0	50.0	49.3	L+3.10%	L+3.67%	3.0	AL	Multifamily	69.5%	74.0%
Senior	12/15	54.5	54.5	54.4	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	06/19	54.0	48.8	48.3	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	09/17	54.0	54.0	53.8	L+4.38%	L+4.91%	3.0	NY	Industrial	68.7%	72.0%
Senior	12/19	52.3	42.2	41.6	L+3.61%	L+4.20%	3.0	NY	Industrial	76.8%	72.4%
Senior	10/18	52.2	49.1	48.9	L+2.70%	L+3.10%	3.0	NJ	Industrial	73.9%	68.8%
Senior	05/17	52.0	52.0	51.9	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/18	51.0	51.0	50.6	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	09/18	50.1	20.5	20.3	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	08/17	50.0	49.4	49.1	L+3.09%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	05/18	50.0	50.0	49.7	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	10/18	49.0	31.6	31.3	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%
Senior	12/18	49.0	42.8	42.6	L+2.93%	L+3.39%	3.0	NY	Industrial	56.5%	56.3%
Senior	02/16	47.6	46.7	46.5	L+3.78%	L+4.72%	3.0	TX	Office	72.9%	70.4%
Senior	12/17	47.0	39.4	39.2	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	05/18	46.5	32.0	31.8	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	08/19	46.4	39.1	38.6	L+2.84%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/16	46.0	34.9	34.7	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	06/18	46.0	42.6	42.4	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/18	44.8	41.6	41.5	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	05/19	44.1	40.6	40.3	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	10/19	42.9	31.0	30.7	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	08/17	40.0	40.0	39.9	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/18	38.8	32.7	32.6	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/19	37.5	34.6	34.3	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	12/17	37.2	35.1	35.0	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/18	37.1	20.1	19.8	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	29.8	29.5	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	05/17	35.2	30.9	30.8	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	29.0	28.8	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	12/18	34.2	27.2	27.0	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	10/17	34.1	23.6	23.5	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%
Senior	05/17	33.8	29.2	29.1	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.7	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/19	33.7	25.8	25.4	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	11/19	33.2	27.4	27.1	L+2.70%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	32.0	26.9	26.6	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	7.0	6.7	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	25.0	24.6	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	11/19	31.3	31.1	30.9	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	05/17	30.9	28.7	28.6	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	07/17	30.0	30.0	29.9	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	11/15	29.5	29.5	29.4	L+4.75%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	08/19	29.4	23.6	23.4	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	06/18	29.3	24.9	24.7	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	06/18	29.0	29.0	28.8	L+3.55%	L+3.96%	3.0	TX	Multifamily	74.3%	68.2%
Senior	11/18	28.6	24.7	24.5	L+3.50%	L+4.12%	3.0	TN	Office	61.8%	63.6%
Senior	11/19	27.7	18.5	18.3	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.6	25.6	25.4	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	23.7	23.5	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	06/17	27.0	24.0	24.0	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	23.0	22.7	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	09/17	26.9	23.9	23.8	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	08/19	26.8	23.3	23.0	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	07/17	26.0	24.2	24.1	L+3.15%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	26.0	21.1	21.0	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	06/18	25.9	25.9	25.7	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
Senior	09/18	25.5	22.0	21.8	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	06/19	25.5	25.5	25.2	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/15	25.0	25.0	24.9	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	07/19	24.0	15.3	15.2	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	23.7	22.3	22.1	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	01/18	23.4	21.1	21.0	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	03/19	23.3	23.3	23.1	L+3.27%	L+3.79%	3.0	WI	Multifamily	72.4%	75.2%
Senior	08/16	23.3	23.3	23.3	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	07/19	23.3	20.0	19.8	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	03/18	23.0	23.0	23.0	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.1	16.9	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	01/19	22.7	22.5	22.3	L+2.99%	L+3.40%	3.0	WI	Multifamily	69.3%	73.5%
Senior	04/18	22.2	21.5	21.4	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	08/17	22.0	18.5	18.4	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	12/18	21.8	8.9	8.7	L+4.44%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	07/17	21.5	21.4	21.3	L+2.98%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	10/18	21.5	18.4	18.3	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	12/18	21.3	19.7	19.6	L+3.42%	L+3.88%	2.0	MN	Multifamily	73.6%	73.7%
Senior	08/17	21.2	21.2	21.1	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	03/19	21.1	18.9	18.7	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.1	18.9	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	06/19	20.9	11.5	11.2	10.00%	14.17%	1.0	FL	Other	39.7%	57.2%
Senior	03/18	19.8	19.8	19.6	L+5.15%	L+5.71%	3.0	CA	Hotel	67.2%	60.0%
Senior	11/18	19.0	14.2	14.0	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	08/19	18.4	18.4	18.2	L+2.97%	L+3.45%	3.0	TN	Multifamily	63.6%	62.1%
Senior	01/19	18.3	16.6	16.4	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
CMBS	11/15	18.1	18.1	18.1	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Senior	07/18	16.6	10.9	10.8	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	09/18	16.6	16.6	16.5	L+2.85%	L+3.06%	3.0	SC	Multifamily	79.4%	72.2%
Senior	11/18	16.3	16.2	16.0	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Senior	06/19	15.2	9.3	9.1	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Mezzanine	01/17	14.4	14.4	14.4	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	04/19	14.4	11.7	11.6	L+3.75%	L+4.31%	3.0	OH	Multifamily	62.6%	65.4%
CMBS	12/15	12.8	12.8	12.8	L+6.91%	L+6.95%	2.8	Various	Office	65.8%	65.8%
Senior	09/19	12.0	10.4	10.3	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	08/15	9.9	9.9	9.9	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	3.6	3.6	3.6	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$5,036.9	$4,288.0	$4,257.1	L+3.58%	L+4.26%	3.2			66.6%	64.2%
____________________

(1)	“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(3)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

(4)
Initial loan-to-value ratio, or initial LTV, is calculated as the initial loan amount (plus any financing that is pari passu with or senior to such loan) divided by the as is appraised value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) as of the date of the loan was originated set forth in the original appraisal.

(5)
Stabilized loan-to-value ratio, or stabilized LTV, is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.

As of December 31, 2019, our borrowings consisted of repurchase agreements collateralized by loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, securitized debt obligations issued by CLOs and collateralized by pools of loans held-for-investment, asset-specific financings collateralized by loans held-for-investment, a revolving credit facility collateralized by a borrowing base of loans held-for-investment and long-term unsecured convertible senior notes.
As of December 31, 2019, we had outstanding $1.9 billion of repurchase agreements, and the term to maturity ranged from 41 days to approximately 2.5 years. Repurchase agreements had a weighted average borrowing rate of 3.73% and weighted average remaining maturities of 1.6 years as of December 31, 2019.
As of December 31, 2019, we had outstanding $1.0 billion of securitized debt obligations with a weighted average borrowing rate of 3.32% and weighted average remaining maturities of 1.5 years.
As of December 31, 2019, we had outstanding $116.5 million of asset-specific financings with a weighted average borrowing rate of 3.5% and weighted average remaining maturities of 2.1 years.
As of December 31, 2019, we had outstanding $42.0 million of revolving credit facilities with a weighted average borrowing rate of 4.0% and weighted average remaining maturities of 73 days. Our revolving credit facility provides intermediate-term bridge or transitional financing for typically around 90 days per loan.
As of December 31, 2019, the total outstanding amount due on convertible senior notes was $269.6 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of December 31, 2019, the notes had a conversion rate of 50.5977 and 48.8496 shares of common stock per $1,000 principal amount of the notes, respectively.

As of December 31, 2019, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, defined as total debt, net of cash, divided by equity, was 3.3:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and convertible senior notes for the three months ended December 31, 2019, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended December 31, 2019	$3,299,023	$3,393,172	$3,393,172
For the Three Months Ended September 30, 2019	$3,015,152	$3,233,053	$3,233,053
For the Three Months Ended June 30, 2019	$2,549,873	$2,731,238	$2,731,238
For the Three Months Ended March 31, 2019	$2,444,276	$2,459,932	$2,586,880
For the Three Months Ended December 31, 2018	$2,272,209	$2,497,944	$2,497,944

GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31, 2019
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$70.2	$70.2
Permanent differences
Other permanent differences	—	(0.7)	(0.7)
Temporary differences
Net accretion of OID and market discount	—	1.6	1.6
Income from significant modifications	—	1.7	1.7
Other temporary differences	—	4.6	4.6
Estimated taxable income	—	77.4	77.4
Dividend declaration deduction	—	(77.4)	(77.4)
Estimated taxable income post-dividend deduction	$—	$—	$—

	Year Ended December 31, 2018
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$63.1	$63.1
Permanent differences
Other permanent differences	—	(0.4)	(0.4)
Temporary differences			—
Net accretion of OID and market discount	—	6.3	6.3
Income from significant modifications	—	5.0	5.0
Other temporary differences	—	2.6	2.6
Estimated taxable income	—	76.6	76.6
Dividend declaration deduction	—	(76.6)	(76.6)
Estimated taxable income post-dividend deduction	$—	$—	$—
The permanent tax differences recorded in 2019 and 2018 were principally related to recurring differences in compensation expense related to restricted stock dividends. Temporary differences were principally timing differences between GAAP and tax accounting related to accretion from loans held-for-investment and amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations.
Dividends
For the year ended December 31, 2019, we declared dividends totaling $1.68 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2019, our board of directors elected to distribute the majority of our taxable income to avoid U.S. federal income taxes. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for GAAP purposes. The following table presents cash dividends declared on our common stock since our Formation Transaction:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2019	December 31, 2019	January 17, 2020	$0.42
September 18, 2019	October 3, 2019	October 18, 2019	$0.42
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
December 19, 2018	December 31, 2018	January 18, 2019	$0.42
September 20, 2018	October 2, 2018	October 18, 2018	$0.42
June 20, 2018	July 2, 2018	July 18, 2018	$0.40
March 15, 2018	March 29, 2018	April 18, 2018	$0.38
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

The following table summarizes dividends declared since our Formation Transaction and their related tax characterization (per share amounts):

			Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Adjustments (1)	Ordinary Dividends (Non-Qualified) (2)	Qualified Ordinary Dividends	Capital Gain Distribution
2019	$1.68	$0.09	$1.59	$—	$—
2018	$1.62	$—	$1.59	$—	$0.03
2017	$0.70	$—	$0.70	$—	$—
____________________

(1)	A portion of the dividend declared in the fourth quarter of 2019 and paid in the first quarter of 2020 was treated as a 2020 distribution for federal income tax purposes.

(2)
For the years ended December 31, 2019 and 2018, ordinary dividends (non-qualified) are also the portion of dividends that may be eligible for the 20% qualified business income deduction under Internal Revenue Code Section 199A.

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
On November 21, 2018, we entered into an equity distribution agreement under which we may sell up to an aggregate of 8,000,000 shares of our common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of December 31, 2019, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million, of which 3,077,424 shares were sold for total proceeds of $58.1 million during the year ended December 31, 2019. Additionally, we received a base management fee reimbursement from our Manager of $0.1 million for stock sold under the equity distribution agreement during the year ended December 31, 2019.
As of December 31, 2019, we held $80.3 million in cash and cash equivalents available to support our operations; $4.3 billion of loans held-for-investment, AFS securities and HTM securities; and $3.4 billion of outstanding debt in the form of repurchase agreements, securitized debt obligations, asset-specific financings, revolving credit facilities and long-term unsecured convertible senior notes. From September 30, 2019 to December 31, 2019, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, increased from 3.0:1.0 to 3.3:1.0 predominantly driven by increased financings on originations. From December 31, 2018 to December 31, 2019, our debt-to-equity ratio increased from 2.9:1.0 to 3.3:1.0 predominantly driven by increased financings on originations, offset by an increase in equity as a result of common stock issuances. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on senior floating-rate mortgage loans, we currently expect that such leverage will not exceed, on a debt-to-equity basis, a 3.5-to-1 ratio on a company basis. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of December 31, 2019, we held approximately $80.3 million in cash and cash equivalents. Potential additional sources of liquidity may be unused borrowing capacity on our unpledged commercial real estate loans held-for-investment. Obtaining such liquidity is at the discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2019, we did not experience any restrictions to our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, asset-specific financings, revolving credit facilities, securitizations, convertible notes, issuance of common stock, potential additional securitizations and similar financing arrangements. We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2019, we had repurchase agreements in place with five counterparties (lenders), an asset-specific financing facility with one counterparty and a revolving credit facility with one counterparty to finance loans held-for-investment. We also had two other direct repurchase agreements in place to finance our CMBS. We continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional cash as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Such counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to credit or market events, depending on the agreement. To cover a margin call, we may pledge additional cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
An overview of our facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	December 31, 2019
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	No	$556,887	$43,113	$600,000
Goldman Sachs Bank	May 2, 2020	No	$405,057	$94,943	$500,000
JPMorgan Chase Bank	June 28, 2022	No	$408,819	$41,181	$450,000
Citibank (2)	July 15, 2022	No	$339,888	$60,112	$400,000
Wells Fargo Bank (3)	June 28, 2021	No	$194,113	$80,887	$275,000
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	No	$116,465	$33,535	$150,000
Revolving credit facilities:
Citibank (4)	July 26, 2021	No	$42,008	$32,992	$75,000
____________________

(1)	The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.

(2)	Subsequent to December 31, 2019, the maximum facility capacity amount increased to $500 million and the maturity date was extended to January 9, 2023.

(3)	We retain an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.

(4)	We retain an option to increase the maximum facility capacity amount up to $150 million, subject to customary terms and conditions.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2019:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2019, our unrestricted cash, as defined, was $80.3 million, while 5.0% of our recourse indebtedness, as defined, was $44.4 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of December 31, 2019 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million. As of December 31, 2019, our tangible net worth, as defined, was $1.0 billion.

•
Target asset leverage ratio cannot exceed 77.5% and our total leverage ratio cannot exceed 80.0%. As of December 31, 2019, our target asset leverage ratio, as defined, was 71.6% and our total leverage ratio, as defined, was 77.2%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of December 31, 2019, our minimum interest coverage, as defined, was 1.8:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, asset-specific financings, revolving credit facilities and securitized debt obligations as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Loans held-for-investment	$4,081,155	$2,935,757
Available-for-sale securities, at fair value	12,830	12,606
Held-to-maturity securities	18,076	26,696
Restricted cash	—	2,922
Total	$4,112,061	$2,977,981
Although we generally intend to hold our target investments as long-term investments, we may sell certain of our assets in order to manage our liquidity needs, to meet other operating objectives and to adapt to market conditions. Commercial real estate loans are subject to longer trade timelines than securities and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets may be limited by delays due to the time period needed for negotiating transaction documents and conducting diligence. Consequently, even if we identify a buyer for our commercial real estate loans, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements, asset-specific financings and revolving credit facilities, a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization would be used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and convertible senior notes, net of deferred debt issuance costs, as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Within one year	$709,363	$1,011,542
One to three years	2,533,995	1,218,264
Three to five years	149,814	268,138
Five years and over	—	—
Total	$3,393,172	$2,497,944
For the year ended December 31, 2019, our restricted and unrestricted cash balance increased approximately $36.3 million to $159.8 million at December 31, 2019. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the year ended December 31, 2019, operating activities increased our cash balances by approximately $64.2 million, primarily driven by our financial results for the year.

•
Cash flows from investing activities. For the year ended December 31, 2019, investing activities decreased our cash balances by approximately $1.0 billion, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and held-to-maturity securities.

•
Cash flows from financing activities. For the year ended December 31, 2019, financing activities increased our cash balance by approximately $1.0 billion, primarily driven by net proceeds from repurchase agreements, asset-specific financings, securitized debt obligations and issuance of common stock, offset by dividends paid.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of December 31, 2019, we had unfunded commitments on commercial real estate loans held-for-investment of $748.9 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, asset-specific financings, revolving credit facilities, convertible senior notes, interest expense on borrowings, our non-cancelable office leases, management fees payable under our management agreement and unfunded commitments on commercial mortgage loans held-for-investment:

	Due During the Year Ended December 31,
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Repurchase agreements	$424,314	$751,000	$748,707	$—	$—	$—	$1,924,021
Asset-specific financings	—	77,445	39,020	—	—	—	116,465
Revolving credit facilities	42,008	—	—	—	—	—	42,008
Convertible senior notes	—	—	141,112	128,522	—	—	269,634
Interest expense on borrowings (1)	81,539	61,108	29,956	6,151	—	—	178,754
Long-term operating lease obligations	849	849	869	897	897	962	5,323
Unfunded commitments on loans held-for-investment (3)	268,225	225,105	226,179	29,369	—	—	748,878
Total	$816,935	$1,115,507	$1,185,843	$164,939	$897	$962	$3,285,083
____________________

(1)	Interest expense on borrowings calculated based on rates at December 31, 2019.

(2)	Allocation of unfunded commitments on loans held-for-investment is based on the earlier of the commitment expiration date or the loan maturity date.
We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to the management agreement. The table above does not include the amounts payable to our Manager under the management agreement as they are not fixed and determinable. Refer to Note 12 - Commitments and Contingencies to our consolidated financial statements for additional terms and details of the fees payable under the management agreement.
We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and therefore we will no longer pay a management fee or reimburse expenses. See “Business - Our Manager” in Item 1 and “Risks Relating to Our Relationship With Our Manager” in Item 1A of this Annual Report on Form 10-K.
We are also party to contracts that contain a variety of indemnification obligations, including with brokers, underwriters and investors in the securities we issue in connection with our CLOs. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.
Recently Issued Accounting Standards
Refer to Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company under the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Government Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the Investment Company Act in order to maintain our exempt status. As of December 31, 2019, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2019. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2019. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2019, we believe that we qualified as a REIT under the Code.
The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs and
TRSs. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRS.
Additional changes to the tax laws are likely to continue to occur, and we intend to continue to monitor such changes.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our Manager’s sophisticated risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed.
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
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates will decrease net income. As of December 31, 2019, approximately 98.5% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.5% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our current repurchase agreements and securitized debt obligations are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2019. All changes in value are measured as the change from our December 31, 2019 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$462	$331	$(867)	$(1,735)
Available-for-sale securities	5	3	(3)	(5)
Held-to-maturity securities	8	4	(4)	(8)
Repurchase agreements	(818)	(409)	409	818
Securitized debt obligations	(437)	(218)	218	437
Asset-specific financings	(49)	(24)	24	49
Revolving credit facilities	(18)	(9)	9	18
Convertible senior notes	(7,891)	(3,909)	3,837	7,603
Total net assets	$(8,738)	$(4,231)	$3,623	$7,177

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$19,013	$7,198	$5,252	$10,503
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2019. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers or, in severe cases, default. This risk is partially mitigated by various facts we consider during our rigorous underwriting and loan structuring process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of December 31, 2019, none of the commercial real estate loans in our portfolio were non-performing.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of repurchase agreements, asset-specific financings and revolving credit facilities. Should the value of our investments pledged as collateral on our repurchase agreements significantly decrease, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement, asset-specific financing and revolving credit facility counterparties chose not to provide ongoing funding, our ability to finance our investments would decline or exist at possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreements or other sources of financing which require us to renew them on a periodic basis.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses - Loans held-for-investment
Description of the Matter
The Company’s loans held-for-investment portfolio, which totaled $4.2 billion as of December 31, 2019, is reported at amortized cost, less a related allowance for loan losses (ALL) when a loan is deemed impaired. As discussed in Note 4 to the consolidated financial statements, management evaluates each loan individually for indicators of impairment. Management applies significant judgment in its identification of risk factors and indicators of impairment such as property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, loan structure and exit plan, loan-to-value ratio, project sponsorship, and other factors deemed necessary to determine whether an impairment has been incurred. As of December 31, 2019, the Company did not identify any impaired loans and, therefore, did not record an ALL related to its loans held-for-investment as it was not deemed probable that the Company would not be able to collect all amounts due pursuant to the contractual terms of the loans.

Auditing management’s estimate of the ALL for loans held-for-investment involved a high degree of subjectivity in evaluating management’s identification and assessment of indicators of impairment.

How We Addressed the Matter in Our Audit
Our audit procedures related to the ALL included the following procedures, among others. We obtained an understanding, evaluated the design, and tested the Company’s controls over the identification and assessment of indicators of impairment. This included controls over management’s risk rating process and controls over the completeness and accuracy of the underlying data utilized in the risk rating process.

We involved our specialists to assess management’s risk rating methodology considering the nature of the loan portfolio, risk factors considered by management and the applicable accounting framework. We evaluated management’s assessment of indicators of impairment in its risk rating process by comparing key loan attributes used in the determination of risk rating to loan agreements, third-party asset management reports, and independent appraisals to assess the accuracy of these attributes for a sample of loans. For these loans, we also performed inquiries of the loan officer and inspected any modifications to the loan agreements, as applicable, to evaluate the loans for indicators of impairment. In assessing the collateral value assumption in the loan-to-value ratio, we involved our valuation specialists to assist in evaluating the methodologies applied and assumptions used within the independent appraisal given the circumstances of the property in its market and, where necessary, to perform a comparative calculation of the collateral value. We also reviewed subsequent events and considered whether they corroborate or contradict the Company’s conclusion with respect to indicators of impairment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota
March 2, 2020

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Loans held-for-investment	$4,226,212	$3,167,913
Available-for-sale securities, at fair value	12,830	12,606
Held-to-maturity securities	18,076	26,696
Cash and cash equivalents	80,281	91,700
Restricted cash	79,483	31,723
Accrued interest receivable	11,323	10,268
Deferred debt issuance costs	6,245	3,924
Prepaid expenses	883	1,055
Other assets	25,529	15,996
Total Assets (1)	$4,460,862	$3,361,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,924,021	$1,500,543
Securitized debt obligations	1,041,044	654,263
Asset-specific financings	116,465	—
Revolving credit facilities	42,008	75,000
Convertible senior notes	269,634	268,138
Accrued interest payable	7,285	6,394
Unearned interest income	228	510
Dividends payable	23,063	18,346
Other liabilities	16,978	10,156
Total Liabilities (1)	3,440,726	2,533,350
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 54,853,205 and 43,621,174 shares issued and outstanding, respectively	549	436
Additional paid-in capital	1,048,484	836,288
Accumulated other comprehensive income (loss)	32	(192)
Cumulative earnings	162,076	91,875
Cumulative distributions to stockholders	(192,005)	(100,876)
Total Stockholders’ Equity	1,019,136	827,531
Total Liabilities and Stockholders’ Equity	$4,460,862	$3,361,881
____________________

(1)
The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At December 31, 2019 and December 31, 2018, assets of the VIEs totaled $1,387,148 and $829,147, and liabilities of the VIEs totaled $1,042,122 and $654,952, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2019	2018	2017
Interest income:
Loans held-for-investment	$240,022	$179,284	$113,050
Available-for-sale securities	1,221	1,160	1,035
Held-to-maturity securities	2,239	3,194	3,726
Cash and cash equivalents	2,775	242	26
Total interest income	246,257	183,880	117,837
Interest expense:
Repurchase agreements	67,632	62,432	37,968
Securitized debt obligations	46,815	17,660	—
Convertible senior notes	17,971	10,783	397
Asset-specific financings	2,891	—	—
Revolving credit facilities	1,673	648	—
Note payable to affiliate	—	—	4,098
Total interest expense	136,982	91,523	42,463
Net interest income	109,275	92,357	75,374
Other income:
Fee income	1,210	1,446	—
Total other income	1,210	1,446	—
Expenses:
Management fees	14,854	12,509	9,737
Incentive fees	244	—	—
Servicing expenses	3,670	2,196	1,354
Other operating expenses	21,507	16,025	10,982
Total expenses	40,275	30,730	22,073
Income before income taxes	70,210	63,073	53,301
Benefit from income taxes	(4)	(2)	(4)
Net income	70,214	63,075	53,305
Dividends on preferred stock	100	100	50
Net income attributable to common stockholders	$70,114	$62,975	$53,255
Basic earnings per weighted average common share (See Note 17)	$1.32	$1.45	$0.60
Diluted earnings per weighted average common share (See Note 17)	$1.32	$1.42	$0.60
Weighted average number of shares of common stock outstanding:
Basic	53,087,395	43,445,384	43,234,671
Diluted	53,087,395	52,039,997	43,234,671
Comprehensive income:
Net income attributable to common stockholders	$70,114	$62,975	$53,255
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	224	(192)	112
Other comprehensive income (loss)	224	(192)	112
Comprehensive income attributable to common stockholders	$70,338	$62,783	$53,367
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, December 31, 2016	—	$—	$392,608	$(112)	$35,495	$—	$427,991
Capital contributions from Two Harbors Investment Corp.	—	—	254,785	—	—	—	254,785
Distributions to Two Harbors Investment Corp.	—	—	(308)	—	(60,000)	—	(60,308)
Net income	—	—	—	—	53,305	—	53,305
Other comprehensive income before reclassifications	—	—	—	112	—	—	112
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	112	—	—	112
Issuance of common stock, net of offering costs	43,071,000	431	181,533	—	—	—	181,964
Common dividends declared	—	—	—	—	—	(30,265)	(30,265)
Preferred dividends declared	—	—	—	—	—	(50)	(50)
Non-cash equity award compensation	164,103	1	1,086	—	—	—	1,087
Balance, December 31, 2017	43,235,103	432	829,704	—	28,800	(30,315)	828,621
Net income	—	—	—	—	63,075	—	63,075
Other comprehensive loss before reclassifications	—	—	—	(192)	—	—	(192)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive loss	—	—	—	(192)	—	—	(192)
Issuance of common stock, net of offering costs	164,940	2	3,090	—	—	—	3,092
Common dividends declared	—	—	—	—	—	(70,461)	(70,461)
Preferred dividends declared	—	—	—	—	—	(100)	(100)
Non-cash equity award compensation	221,131	2	3,494	—	—	—	3,496
Balance, December 31, 2018	43,621,174	436	836,288	(192)	91,875	(100,876)	827,531
Cumulative effect of adoption of new accounting principle	—	—	13	—	(13)	—	—
Adjusted balance, January 1, 2019	43,621,174	436	836,301	(192)	91,862	(100,876)	827,531
Net income	—	—	—	—	70,214	—	70,214
Other comprehensive income before reclassifications	—	—	—	224	—	—	224
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	224	—	—	224
Issuance of common stock, net of offering costs	10,954,924	110	207,404	—	—	—	207,514
Common dividends declared	—	—	—	—	—	(91,029)	(91,029)
Preferred dividends declared	—	—	—	—	—	(100)	(100)
Non-cash equity award compensation	277,107	3	4,779	—	—	—	4,782
Balance, December 31, 2019	54,853,205	$549	$1,048,484	$32	$162,076	$(192,005)	$1,019,136
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$70,214	$63,075	$53,305
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(15,417)	(12,852)	(7,963)
Amortization of deferred debt issuance costs on convertible senior notes and securitized debt obligations	7,588	3,785	4,573
Equity based compensation	4,782	3,496	1,087
Depreciation of fixed assets	266	19	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(1,055)	(3,163)	(3,360)
Decrease (increase) in prepaid expenses	172	(665)	(390)
Increase in other assets	(9,799)	(3,203)	(5,072)
Increase in accrued interest payable	891	3,275	2,464
(Decrease) increase in unearned interest income	(282)	313	54
Decrease in other payables to affiliates	—	—	(21,460)
Increase in other liabilities	6,822	3,339	6,258
Increase in 10% cumulative redeemable preferred stock	—	—	1,000
Net cash provided by operating activities	64,182	57,419	30,496
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(1,812,698)	(1,319,529)	(1,032,478)
Proceeds from repayment of loans held-for-investment	769,816	468,734	100,466
Principal payments on held-to-maturity securities	8,620	15,473	6,083
Decrease in due from counterparties	—	—	249
Net cash used in investing activities	(1,034,262)	(835,322)	$(925,680)
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	1,390,059	1,228,361	1,735,685
Principal payments on repurchase agreements	(966,581)	(1,249,426)	(665,244)
Proceeds from issuance of securitized debt obligations	646,868	651,374	—
Principal payments on securitized debt obligations	(266,179)	—	—
Proceeds from convertible senior notes	—	145,928	121,288
Proceeds from asset-specific financings	116,465	—	—
Proceeds from revolving credit facilities	361,273	124,394	—
Repayment of revolving credit facilities	(394,265)	(49,394)	—
Proceeds from note payable to affiliate	—	—	110,653
Repayment of note payable to affiliate	—	—	(704,285)
(Increase) decrease in deferred debt issuance costs	(2,321)	4,948	(11,054)
Proceeds from issuance of common stock, net of offering costs	207,514	3,092	181,964
Proceeds from capital contribution from Two Harbors Investment Corp.	—	—	254,785
Payments for distributions of capital to Two Harbors Investment Corp.	—	—	(60,308)
Dividends paid on preferred stock	(100)	(100)	(25)
Dividends paid on common stock	(86,312)	(68,569)	(13,836)
Net cash provided by financing activities	1,006,421	790,608	949,623
Net increase in cash, cash equivalents and restricted cash	36,341	12,705	54,439
Cash, cash equivalents, and restricted cash at beginning of period	123,423	110,718	56,279
Cash, cash equivalents, and restricted cash at end of period	$159,764	$123,423	$110,718
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$136,091	$88,248	$39,999
Cash received for taxes	$—	$(5)	$(4)
Noncash Activities:
Acquisition of TH Commercial Holdings LLC from Two Harbors Investment Corp. in exchange for common and preferred shares (See Note 1)	$—	$—	$651,000
Dividends declared but not paid at end of period	$23,063	$18,346	$16,454
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. The Company is currently externally managed by Pine River Capital Management L.P., or the Manager. The Company’s common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”.
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
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. If the internalization is completed, the Company will become a self-managed REIT. There can be no assurance that the internalization will be consummated.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or GAAP.
All entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of an entity that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the entity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of allowances for loan losses and impairments and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

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
Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, the Company finances pools of its commercial real estate loans through collateralized loan obligations, or CLOs, which are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the power to direct the activities of the CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, therefore, the Company consolidates the CLOs and classifies the underlying loans as loans held-for-investment. Interest income on loans held-for-investment is recorded on the consolidated statements of comprehensive income.
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
Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
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
Interest income on AFS securities is accrued based on the outstanding principal balance and contractual terms. Premiums and discounts associated with CMBS are amortized into interest income over the life of such securities using the effective yield method.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

On a quarterly basis, the Company evaluates its AFS securities, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company’s amortized cost basis is an other-than-temporary impairment, or OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.
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
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within 30 days of recording the receivable.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Securitized Debt Obligations
The Company finances pools of its loans held-for-investment through collateralized loan obligations, or CLOs, retaining the subordinate securities in its investment portfolio. The CLOs are accounted for as financing arrangements and consolidated on the Company’s consolidated financial statements. The securitized debt obligations not retained by the Company, which are nonrecourse to the Company beyond the assets held in the CLOs, are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
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
Convertible Senior Notes
Convertible senior notes include unsecured convertible debt that are carried at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s consolidated balance sheets. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock. Amortization of deferred debt issuance costs over the term of the notes is reported within interest expense on convertible senior notes on the consolidated statements of comprehensive income.
Note Payable to Affiliate
During the year ended December 31, 2017, the Company financed certain of its loans held-for-investment through a revolving note payable to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During the year ended December 31, 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to its repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full.
Accrued Interest Payable
Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within 30 days to three months of recording the payable, based upon the Company’s remittance requirements.
Income Taxes
The Company has elected to be taxed as a REIT under the Code and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the tax Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed TRSs, as defined in the Code, to engage in such activities. The TRS’s activities are subject to income taxes as well as any REIT taxable income not distributed to stockholders.
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes, or ASC 740. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Tax effects of the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law on December 22, 2017 significantly revised the U.S. corporate income tax by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRS.
Related Party Management Fee and Operating Expenses
The Company does not have any employees and is currently externally managed by the Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays the Manager a base management fee that is equal to 1.5% of the Company’s equity on an annualized basis as well as an incentive fee, which will be payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies.
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and therefore the Company will no longer pay a management fee or reimburse expenses.
Prior to the IPO and Formation Transaction, the Predecessor was allocated its proportionate share of management fees incurred by Two Harbors under the management agreement that Two Harbors has with PRCM Advisers LLC, or PRCM Advisers, a subsidiary of the Manager. Under its management agreement with PRCM Advisers as in effect during the relevant period, Two Harbors paid PRCM Advisers a base management fee equal to 1.5% of its equity on an annualized basis.
Additionally, certain direct and allocated operating expenses paid by the Manager to third-party vendors and by Two Harbors to PRCM Advisers and other third-party vendors are included in the Company’s consolidated statements of comprehensive income.
Preferred Stock
The Company accounts for its preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity. Holders of the Company’s preferred stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the preferred stock has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s consolidated balance sheets as a result of certain redemption requirements or other terms.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period from the date the Company commenced operations as a publicly traded company and completed its IPO and Formation Transaction on June 28, 2017 through December 31, 2019. Prior to its IPO and Formation Transaction, the Company did not have any publicly issued common stock. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. If the assumed conversion of convertible notes into common shares is dilutive, diluted earnings per share is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net income attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count.
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
The cost of equity-based compensation awarded to employees of our Manager is measured on and fixed at the grant date, based on the price of the Company’s stock as of period end, and amortized over the vesting term.

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
Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a Current Expected Credit Loss (or “CECL”), model for instruments measured at amortized cost, and also require entities to record allowances for AFS debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to cumulative earnings as of January 1, 2020.
The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related loans and debt securities on the Company’s consolidated balance sheets, and which will reduce the Company’s total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge to cumulative earnings; however future changes to the CECL reserve will be recognized through net income on the Company’s consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company’s loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan. Those future funding commitments are also subject to a CECL reserve. The CECL reserve related to future loan fundings is recorded as a component of other liabilities on the Company’s consolidated balance sheets, and not as an offset to the related loan balance. This CECL reserve will be estimated using the same process outlined below for the Company’s outstanding loan balances, and changes in this component of the CECL reserve will similarly flow through the Company’s consolidated statement of operations.
The Company’s implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls, and additional disclosures. A control framework for governance, data, forecast, and model controls was developed to support the CECL process. Estimating a CECL reserve requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, and (iv) expectations for macroeconomic conditions over the relevant time period.
Considering the lack of historical company data related to any realized loan losses since its inception, the Company elected to estimate its CECL reserve by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates third-party database with historical loan losses from 1998 to 2019 for over 100,000 commercial real estate loans. Additionally, in determining its initial CECL reserve estimate, the Company employed a macroeconomic forecast that projects a stable overall economic scenario over the reasonable projection period. Significant inputs to the Company’s estimate of the CECL reserve include loan specific factors such as a debt service coverage ratio (“DSCR”), a loan-to-value ratio (“LTV”), remaining loan term, property type, and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. No such method was used to develop the estimate of our initial CECL reserve.
Upon adoption of ASU No. 2016-13 on January 1, 2020, the Company expects to record an initial CECL reserve of approximately $18.5 million, or approximately $0.34 per share, which is an equivalent to approximately 0.37% of the Company’s aggregate loan commitment balance of $5.0 billion at December 31, 2019. The Company currently does not have any provision for loan losses recorded in its consolidated financial statements.

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
SEC Disclosure Update and Simplification
In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping or outdated in light of other SEC disclosure requirements, GAAP or changes in the information environment. However, the guidance also added requirements for entities to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the quarter that begins after the effective date. As a result, the Company adopted the new interim disclosure requirement in connection with the Form 10-Q filing for the first quarter of 2019. The Company’s adoption of this final rule did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Note 3. Variable Interest Entities
The Company finances pools of its commercial real estate loans through CLOs, which are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the power to direct the activities of the CLOs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, therefore, the Company consolidates the CLOs.
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s consolidated balance sheets as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Loans held-for-investment	$1,301,369	$795,259
Restricted cash	76,093	26,136
Accrued interest receivable	3,556	2,622
Other assets	6,130	5,130
Total Assets	$1,387,148	$829,147
Securitized debt obligations	$1,041,044	$654,263
Accrued interest payable	1,078	689
Other liabilities	—	—
Total Liabilities	$1,042,122	$654,952

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS, which are classified within AFS securities, at fair value, and HTM securities on the consolidated balance sheets. As of December 31, 2019 and December 31, 2018, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $30.9 million and $39.3 million, respectively.
Note 4. Loans Held-for-Investment
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as “loans held-for-investment” on the consolidated balance sheets. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$4,229,194	$13,503	$14,448	$4,257,145
Unamortized (discount) premium	(124)	—	—	(124)
Unamortized net deferred origination fees	(30,788)	(21)	—	(30,809)
Carrying value	$4,198,282	$13,482	$14,448	$4,226,212
Unfunded commitments	$748,878	$—	$—	$748,878
Number of loans	117	2	1	120
Weighted average coupon	5.4%	11.7%	8.0%	5.4%
Weighted average years to maturity (2)	1.8	2.0	7.1	1.8

	December 31, 2018
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,147,310	$31,679	$14,652	$3,193,641
Unamortized (discount) premium	(151)	—	—	(151)
Unamortized net deferred origination fees	(25,577)	—	—	(25,577)
Carrying value	$3,121,582	$31,679	$14,652	$3,167,913
Unfunded commitments	$626,155	$—	$—	$626,155
Number of loans	88	3	1	92
Weighted average coupon	6.4%	11.4%	8.0%	6.5%
Weighted average years to maturity (2)	2.0	1.9	8.1	2.0
____________________

(1)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

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

(dollars in thousands)	December 31, 2019		December 31, 2018
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,779,173	42.0%	$1,495,128	47.2%
Multifamily	1,058,708	25.1%	569,259	18.0%
Hotel	640,503	15.2%	427,611	13.5%
Retail	398,742	9.4%	324,447	10.2%
Industrial	312,637	7.4%	351,468	11.1%
Other	36,449	0.9%	—	—%
Total	$4,226,212	100.0%	$3,167,913	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

(dollars in thousands)	December 31, 2019		December 31, 2018
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,196,767	28.4%	$1,171,691	37.0%
Southwest	923,519	21.8%	681,108	21.5%
West	735,416	17.4%	694,223	21.9%
Midwest	700,778	16.6%	250,930	7.9%
Southeast	669,732	15.8%	369,961	11.7%
Total	$4,226,212	100.0%	$3,167,913	100.0%

At December 31, 2019 and December 31, 2018, the Company pledged loans held-for-investment with a carrying value of $4.1 billion and $2.9 billion, respectively, as collateral for repurchase agreements, asset-specific financings, revolving credit facilities and securitized debt obligations. See Note 9 - Borrowings and Note 10 - Securitized Debt Obligations.
The following table summarizes activity related to loans held-for-investment for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Balance at beginning of period	$3,167,913	$2,304,266	$1,364,291
Originations, acquisitions and additional fundings	1,833,320	1,338,224	1,048,423
Repayments	(769,816)	(468,734)	(100,466)
Net discount accretion (premium amortization)	27	27	(5)
Increase in net deferred origination fees	(20,622)	(18,694)	(15,945)
Amortization of net deferred origination fees	15,390	12,824	7,968
Allowance for loan losses	—	—	—
Balance at end of period	$4,226,212	$3,167,913	$2,304,266

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

1 –	Lower Risk

2 –	Average Risk

3 –	Acceptable Risk

4 –	Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of future loss.

5 –	Impaired/Loss Likely: A loan that has a significantly increased probability of default or principal loss and has been deemed impaired.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for loans held-for-investment as of December 31, 2019 and December 31, 2018:

(dollars in thousands)	December 31, 2019			December 31, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	9	$293,191	$292,270	9	$354,791	$353,583
2	100	3,661,077	3,632,528	78	2,680,297	2,656,679
3	9	243,127	241,901	3	121,133	120,496
4	2	59,750	59,513	2	37,420	37,155
5	—	—	—	—	—	—
Total	120	$4,257,145	$4,226,212	92	$3,193,641	$3,167,913

The Company has not identified any impaired loans and it has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.
Note 5. Available-for-Sale Securities
The following table presents the face value and carrying value (which approximates fair value) of AFS securities as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Face value	$12,798	$12,798
Gross unrealized gains	32	—
Gross unrealized losses	—	(192)
Carrying value	$12,830	$12,606

On December 31, 2019, the Company’s AFS securities had contractual maturities of less than one year.
At December 31, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $12.8 million and $12.6 million, respectively, as collateral for repurchase agreements. See Note 9 - Borrowings.
At December 31, 2019, the Company’s AFS securities were in an unrealized gain position. At December 31, 2018, the Company’s AFS securities were in an unrealized loss position for less than twelve months.
Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the years ended December 31, 2019, 2018 and 2017 as expected cash flows were greater than amortized cost for all AFS securities held.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 6. Held-to-Maturity Securities
The following table presents the face value and carrying value of HTM securities by collateral type as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Face value	$18,076	$26,696
Unamortized premium (discount)	—	—
Carrying value	$18,076	$26,696

On December 31, 2019, the Company’s HTM securities had contractual maturities of less than one year.
At December 31, 2019 and December 31, 2018, the Company pledged HTM securities with a carrying value of $18.1 million and $26.7 million, respectively, as collateral for repurchase agreements. See Note 9 - Borrowings.
Evaluating HTM Securities for Other-Than-Temporary Impairments
In evaluating HTM securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the years ended December 31, 2019, 2018 and 2017 as expected cash flows were greater than amortized cost for all HTM securities held.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support investment activities. As of December 31, 2019 and December 31, 2018, the Company had $3.4 million and $5.6 million, respectively, as collateral for repurchase agreements and by counterparties to support investment activities. In addition, as of December 31, 2019 and December 31, 2018, the Company held $76.1 million and $26.1 million, respectively, in restricted cash representing proceeds from principal paydowns of loans held in the CLOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$80,281	$91,700
Restricted cash	79,483	31,723
Total cash, cash equivalents and restricted cash	$159,764	$123,423

Note 8. Fair Value
Fair Value Measurements
ASC 820, Fair Value Measurements, or ASC 820, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

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
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the consolidated balance sheets and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses).
Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its consolidated balance sheets.

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,830	$—	$12,830
Total assets	$—	$12,830	$—	$12,830

	Recurring Fair Value Measurements
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,606	$—	$12,606
Total assets	$—	$12,606	$—	$12,606

Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the years ended December 31, 2019 and 2018.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2019 and December 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

•
The carrying value of repurchase agreements, asset-specific financings and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase agreements and asset-specific financings have floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2019. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment	$4,226,212	$4,261,612	$3,167,913	$3,200,980
Available-for-sale securities	$12,830	$12,830	$12,606	$12,606
Held-to-maturity securities	$18,076	$18,076	$26,696	$26,611
Cash and cash equivalents	$80,281	$80,281	$91,700	$91,700
Restricted cash	$79,483	$79,483	$31,723	$31,723
Liabilities
Repurchase agreements	$1,924,021	$1,924,021	$1,500,543	$1,500,543
Securitized debt obligations	$1,041,044	$1,050,912	$654,263	$654,330
Asset-specific financings	$116,465	$116,465	$—	$—
Revolving credit facilities	$42,008	$42,008	$75,000	$75,000
Convertible senior notes	$269,634	$283,332	$268,138	$270,731

Note 9. Collateralized Borrowings
To finance its loans held-for-investment, AFS securities and HTM securities, the Company has entered into a variety of financing arrangements, including repurchase agreements, an asset-specific financing facility and a revolving credit facility. The Company’s repurchase agreements are collateralized by loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances. Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to credit or market events, depending on the agreement, would require the Company to fund margin calls or repurchase the underlying collateral. The Company’s asset-specific financing facility is collateralized by loans held-for-investment. The Company’s revolving credit facility is collateralized by a borrowing base of loans held-for-investment and provides intermediate-term bridge or transitional financing for typically approximately 90 days per loan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following tables summarize details of the Company’s collateralized borrowings outstanding as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$556,887	$43,113	$600,000	$740,791	3.9%
Goldman Sachs Bank	May 2, 2020	405,057	94,943	500,000	541,640	3.8%
JPMorgan Chase Bank	June 28, 2022	408,819	41,181	450,000	553,020	3.7%
Citibank (2)	July 15, 2022	339,888	60,112	400,000	432,867	3.4%
Wells Fargo Bank (3)	June 28, 2021	194,113	80,887	275,000	286,672	3.5%
JPMorgan Chase Bank (4)	February 10, 2020	19,257	NA	NA	30,906	4.1%
Total/Weighted Average		$1,924,021	$320,236	$2,225,000	$2,585,896
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$116,465	$33,535	$150,000	$144,322	3.5%
Revolving credit facilities:
Citibank (5)	July 26, 2021	$42,008	$32,992	$75,000	$80,473	4.0%

	December 31, 2018
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2020	$475,474	$124,526	$600,000	$677,478	4.7%
Goldman Sachs Bank	May 2, 2019	251,785	248,215	500,000	344,785	4.6%
JPMorgan Chase Bank	June 28, 2019	455,900	44,100	500,000	606,756	4.6%
Citibank (2)	June 28, 2020	182,991	67,009	250,000	238,156	4.4%
Wells Fargo Bank (3)	June 28, 2019	108,539	91,461	200,000	145,374	4.6%
JPMorgan Chase Bank (4)	February 8, 2019	25,854	NA	NA	42,224	4.8%
Total/Weighted Average		$1,500,543	$575,311	$2,050,000	$2,012,549
Revolving credit facilities:
Citibank (5)	April 13, 2020	$75,000	$30,000	$105,000	$127,947	5.2%
____________________

(1)	The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.

(2)	Subsequent to December 31, 2019, the maximum facility capacity amount increased to $500 million and the maturity date was extended to January 9, 2023.

(3)	As of December 31, 2019, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.

(4)
Includes repurchase agreements collateralized by the Company’s CMBS, including both AFS and HTM securities. As of December 31, 2018, carrying value of collateral includes $2.9 million of cash balances required to be maintained in restricted accounts as collateral for the repurchase agreements. There was no balance maintained in restricted accounts as collateral for repurchase agreements as of December 31, 2019.

(5)	As of December 31, 2019, the Company retained an option to increase the maximum facility capacity amount up to $150 million, subject to customary terms and conditions.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

At December 31, 2019, the Company’s collateralized borrowings outstanding had the following remaining maturities:

	December 31, 2019
(dollars in thousands)	Repurchase Agreements	Asset-Specific Financings	Revolving Credit Facilities	Total Amount Outstanding
Within one year	$424,314	$—	$42,008	$466,322
One to three years	1,499,707	116,465	—	1,616,172
Three to five years	—	—	—	—
Five years and over	—	—	—	—
Total	$1,924,021	$116,465	$42,008	$2,082,494

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2019 and December 31, 2018:

	December 31, 2019				December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$556,887	$185,022	18%	1.49	$475,474	$203,274	25%	1.49
JPMorgan Chase Bank	428,076	156,764	15%	2.39	481,754	168,234	20%	0.47
Goldman Sachs Bank	405,057	137,326	13%	0.34	251,785	93,651	11%	0.33
All other counterparties (2)	534,001	186,557	18%	2.16	291,530	92,614	11%	1.12
Total	$1,924,021	$665,669			$1,500,543	$557,773
____________________

(1)
Represents the net carrying value of the loans held-for-investment, AFS securities and HTM securities pledged as collateral for repurchase agreements, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with two other counterparties as of December 31, 2019 and December 31, 2018.
The Company does not anticipate any defaults by its financing counterparties, although there can be no assurance that one or more defaults will not occur.
Note 10. Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CLOs, which are consolidated on the Company’s consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLOs. The securitized debt obligations issued by the CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. As of December 31, 2019 and December 31, 2018, the outstanding amount due on securitized debt obligations was $1.0 billion and $654.3 million, respectively, net of deferred issuance costs, with a weighted average interest rate of 3.32% and 3.58%, respectively.
Note 11. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2019, the notes had a conversion rate of 50.5977 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2019, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
The outstanding amount due on convertible senior notes as of December 31, 2019 and December 31, 2018 was $269.6 million and $268.1 million, respectively, net of deferred issuance costs.
Note 12. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2019:
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
For purposes of calculating base management and incentive fees, “core earnings” means net income (loss) attributable to common stockholders, excluding non-cash equity compensation expense, incentive fees earned by the Manager, depreciation and amortization, any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable period (regardless of whether such items are included in other comprehensive income or loss or in net income), and one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the Company’s independent directors.
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
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and therefore the Company will no longer pay a management fee or reimburse expenses.
Employment contracts. The Company does not directly employ any personnel. Instead, the Company relies on the resources of the Manager and its affiliates to conduct the Company’s operations. See “Management Agreement” above.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2019.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of December 31, 2019 and December 31, 2018, the Company had unfunded commitments of $748.9 million and $626.2 million, respectively, on loans held-for-investment with expirations dates within the next three years.

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
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the years ended December 31, 2019, 2018 and 2017 the Company declared dividends to the preferred stockholder $100,000, $100,000 and $50,556 respectively.
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
As of December 31, 2019, the Company had 54,853,205 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding from December 31, 2016 through December 31, 2019:

Number of common shares
Common shares outstanding, December 31, 2016	—
Issuance of common stock	43,071,000
Issuance of restricted stock (1)	164,103
Common shares outstanding, December 31, 2017	43,235,103
Issuance of common stock	164,940
Issuance of restricted stock (1)	221,131
Common shares outstanding, December 31, 2018	43,621,174
Issuance of common stock	10,954,924
Issuance of restricted stock (1)	277,107
Common shares outstanding, December 31, 2019	54,853,205
____________________

(1)	Represents shares of restricted stock granted under the 2017 Equity Incentive Plan. See Note 15 - Equity Incentive Plan for additional information.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock since its IPO and Formation Transaction:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2019	December 31, 2019	January 17, 2020	$0.42
September 18, 2019	October 3, 2019	October 18, 2019	$0.42
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
December 19, 2018	December 31, 2018	January 18, 2019	$0.42
September 20, 2018	October 2, 2018	October 18, 2018	$0.42
June 20, 2018	July 2, 2018	July 18, 2018	$0.40
March 15, 2018	March 29, 2018	April 18, 2018	$0.38
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32

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
At-the-Market Offering
On November 21, 2018, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2019, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million, of which 3,077,424 and 164,940 shares were sold for total proceeds of $58.1 million and $3.1 million during the years ended December 31, 2019 and 2018, respectively. Additionally, the Company received a base management fee reimbursement from the Manager of $0.1 million for stock sold under the equity distribution agreement during the year ended December 31, 2019. No shares were sold during the year ended December 31, 2017.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at December 31, 2019 and December 31, 2018 was as follows:

(in thousands)	December 31, 2019	December 31, 2018
Available-for-sale securities
Unrealized gains	$32	$—
Unrealized losses	—	(192)
Accumulated other comprehensive income (loss)	$32	$(192)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
The Company did not record any reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2019, 2018 and 2017.
Note 15. Equity Incentive Plan
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

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
During the years ended December 31, 2019, 2018, and 2017 the Company granted 18,189, 19,175 and 14,103 shares of common stock, respectively, to its independent directors as compensation for their service on the Company’s board of directors, pursuant to the terms of the Plan. The estimated fair value of these awards was $19.24, $17.86 and $19.47 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The shares have a one year vesting period.
Additionally, during the years ended December 31, 2019, 2018, and 2017, the Company granted 258,918, 201,956 and 150,000 shares of restricted common stock, respectively, to key employees of the Manager and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $19.31, $17.33 and $19.50 per share, respectively, on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	321,134	$18.04	150,000	$19.50
Granted	277,107	19.31	221,131	17.38
Vested	(136,870)	(18.20)	(49,997)	(19.50)
Forfeited	—	—	—	—
Outstanding at End of Period	461,371	$18.75	321,134	$18.04

For the years ended December 31, 2019, 2018, and 2017, the Company recognized compensation related to restricted common stock of $4.8 million, $3.5 million and $1.1 million, respectively.
Note 16. Income Taxes
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
The Company’s taxable income before dividend distributions differs from its pre-tax net income for GAAP purposes primarily due to differences in timing of income recognition due to the calculations surrounding market discount and original issue discount as well as amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations. These book

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

to tax differences in the REIT are not reflected in the consolidated financial statements as the Company assumes it will retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
	2019		2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$14,744	21%	$13,245	21%	$18,656	35%
State taxes, net of federal benefit, if applicable	—	—%	1	—%	1	—%
Permanent differences in taxable income from GAAP net income	(150)	—%	(94)	—%	12	—%
Dividends paid deduction	(14,598)	(21)%	(13,154)	(21)%	(18,673)	(35)%
Benefit from income taxes/ Effective Tax Rate(1)	$(4)	—%	$(2)	—%	$(4)	—%
____________________

(1)	The benefit from income taxes is recorded at the taxable subsidiary level.
The Company’s permanent differences in taxable income from GAAP net income attributable to common stockholders in the years ended December 31, 2019, 2018 and 2017 were primarily due to a recurring difference in compensation expense related to restricted stock dividends.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
(in thousands, except share data)	2019	2018	2017
Numerator:
Net income attributable to common stockholders - basic	$70,114	$62,975	$25,773
Interest expense attributable to convertible notes (1)	—	10,742	—
Net income attributable to common stockholders - diluted	$70,114	$73,717	$25,773
Denominator:
Weighted average common shares outstanding	52,615,977	43,123,222	43,084,671
Weighted average restricted stock shares	471,418	322,162	150,000
Basic weighted average shares outstanding	53,087,395	43,445,384	43,234,671
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	8,594,613	—
Diluted weighted average shares outstanding	53,087,395	52,039,997	43,234,671
Earnings Per Share
Basic	$1.32	$1.45	$0.60
Diluted	$1.32	$1.42	$0.60

____________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.
For the year ended December 31, 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $18.0 million of interest expense, net of nondiscretionary adjustment for the assumed change in the management fee calculation, and 13,670,796 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive. For the year ended December 31, 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $0.4 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 668,449 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
Note 18. Related Party Transactions
The Company does not have any employees and is currently externally managed by the Manager under the terms of a management agreement entered into in connection with closing of the IPO and Formation Transaction on June 28, 2017. Under the management agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays the Manager a base management fee that is equal to 1.5% of the Company’s equity, as defined in the management agreement, on an annualized basis. The Company incurred $14.9 million, $12.5 million and $6.3 million, respectively, as a management fee to the Manager for the years ended December 31, 2019, 2018 and 2017.
In addition, beginning in the fourth quarter of 2018, incentive fees, if earned, are payable to our Manager, as defined in the management agreement. The Company incurred $0.2 million as an incentive fee to the Manager for the year ended December 31, 2019. No incentive fees were incurred for the years ended December 31, 2018 and 2017. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies and further discussion of base management fee reimbursements for common stock sold under the Company’s equity distribution agreement in Note 14 - Stockholder’s Equity.
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and therefore the Company will no longer pay a management fee or reimburse expenses.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

$3.4 million for the period from January 1, 2017 through June 27, 2017.
During the years ended December 31, 2019, 2018 and 2017, the Company reimbursed the Manager for certain direct and allocated net costs incurred by the Manager on behalf of the Company. These direct and allocated net costs totaled approximately $11.7 million, $8.6 million and $2.2 million, respectively. In addition, during the year ended December 31, 2017, certain direct and allocated operating expenses were paid by Two Harbors to PRCM Advisers and other third-party vendors and included in the Company’s consolidated statements of comprehensive income. These direct and allocated costs totaled approximately $4.5 million for the year ended December 31, 2017.
In addition, during the year ended December 31, 2019, the Manager paid the underwriters an amount equal to $0.20 per share for each share issued in connection with the Company’s underwritten public offering of its common stock and the related option exercised by the underwriters to purchase additional shares of the Company’s common stock.
The Company has contractual relationships with a majority of its third-party vendors and pays those vendors directly. The Company will continue to have certain costs allocated to it by the Manager under the management agreement for compensation, data services, technology and certain office lease payments.
The Company recognized $4.8 million, $3.5 million and $1.1 million of compensation during the years ended December 31, 2019, 2018 and 2017 related to restricted common stock issued to employees of the Manager and the Company’s independent directors pursuant to the Plan. See Note 15 - Equity Incentive Plan for additional information.
During the year ended December 31, 2017, the Company financed certain of its loans held-for-investment through a revolving note payable to TH Insurance Holdings Company LLC, or TH Insurance, a captive insurance company and indirect subsidiary of Two Harbors and a member of the Federal Home Loan Bank of Des Moines, or the FHLB. In exchange for the note with TH Insurance, the Company received an allocated portion of TH Insurance’s advances from the FHLB and pledged to the FHLB a portion of its loans held-for-investment as collateral for TH Insurance’s advances. The affiliate note payable reflected terms consistent with TH Insurance’s FHLB advances. During the year ended December 31, 2017, the note payable to TH Insurance was in effect to assist with cash management and operational processes as the investments in the Company’s portfolio pledged to the FHLB were released and transitioned to its repurchase facilities. The affiliate note payable matured on October 27, 2017 and was repaid in full.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.
Note 19. Subsequent Events
Events subsequent to December 31, 2019, were evaluated through the date these financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements, except as set forth below.
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. There can be no assurance that the internalization will be consummated.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 20. Quarterly Financial Data - Unaudited

	2019 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$58,145	$59,964	$63,444	$64,704
Total interest expense	32,008	32,337	36,362	36,275
Net interest income	26,137	27,627	27,082	28,429
Total other income	913	202	—	95
Total expenses	10,082	9,654	9,691	10,848
Benefit from income taxes	(1)	(2)	(1)	—
Dividends on preferred stock	25	25	25	25
Net income	$16,944	$18,152	$17,367	$17,651
Basic earnings per weighted average common share	$0.35	$0.34	$0.32	$0.32
Diluted earnings per weighted average common share	$0.34	$0.33	$0.32	$0.32
Basic weighted average number of shares of common stock	48,601,431	53,953,634	54,853,205	54,853,205
Diluted weighted average number of shares of common stock	62,256,595	67,624,395	54,853,205	54,853,205

	2018 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$39,977	$43,509	$47,560	$52,834
Total interest expense	18,373	21,235	23,365	28,550
Net interest income	21,604	22,274	24,195	24,284
Total other income	882	564	—	—
Total expenses	7,899	7,613	7,631	7,587
Provision for (benefit from) income taxes	1	(2)	(1)	—
Dividends on preferred stock	25	25	25	25
Net income	$14,561	$15,202	$16,540	$16,672
Basic earnings per weighted average common share	$0.34	$0.35	$0.38	$0.38
Diluted earnings per weighted average common share	$0.33	$0.34	$0.37	$0.37
Basic weighted average number of shares of common stock	43,374,228	43,446,963	43,456,234	43,502,583
Diluted weighted average number of shares of common stock	50,467,978	50,634,463	50,651,612	56,264,771

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2019
(dollars in thousands)

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount (4)	Principal Amount Subject to Delinquent Principal or Interest
Loans held-for-investment
Retail/West	L +3.34%	7/2020	IO	$—	$113,739	$113,186	$—
Mixed-Use/Southwest	L +3.65%	12/2020	IO	—	120,000	119,969	—
Office/West	L +3.24%	11/2022	IO	—	77,665	76,570	—
Multifamily/Midwest	L +2.75%	1/2023	IO	—	81,440	80,473	—
Office/Midwest	L +2.80%	8/2022	IO	—	72,905	72,200	—
Office/Midwest	L +3.69%	8/2022	IO	—	65,613	64,731	—
Hotel/Southwest	L +3.45%	7/2022	IO	—	68,430	67,847	—
Mixed-Use/Northeast	L +3.75%	1/2022	IO	—	48,333	47,558	—
Office/Southeast	L +2.55%	11/2022	IO	—	60,680	59,941	—
Office/Northeast	L +3.50%	5/2021	IO	—	82,064	81,580	—
Mixed-Use/Southwest	L +2.69%	7/2022	IO	—	79,376	78,680	—
Multifamily/Northeast	L +3.07%	10/2022	IO	—	63,765	63,062	—
Mixed-Use/Southeast	L +3.36%	10/2022	IO	—	75,149	74,565	—
Office/Northeast	L +4.07%	10/2021	IO	—	50,337	50,086	—
Hotel/Southwest	L +4.45%	12/2020	IO	—	68,779	68,445	—
Office/Southeast	L +3.75%	1/2021	IO	—	68,000	67,420	—
Retail/West	L +3.87%	7/2020	IO	—	61,670	61,537	—
Office/Northeast	L +2.80%	12/2022	IO	—	50,201	49,612	—
Hotel/Midwest	L +3.85%	2/2022	IO	—	64,500	63,986	—
Hotel/Southeast	L +3.78%	5/2021	IO	—	64,000	63,687	—
Office/West	L +4.10%	12/2020	IO	—	62,267	61,995	—
Office/Southwest	L +3.00%	10/2021	IO	—	52,317	51,811	—
Office/Southwest	L +2.90%	12/2021	IO	—	45,807	45,401	—
Office/Southeast	L +4.75%	2/2021	P&I	—	56,200	56,078	—
Multifamily/Southeast	L +3.10%	8/2022	IO	—	50,000	49,274	—
Office/Northeast	L +3.73%	6/2021	IO	—	54,480	54,416	—
Office/Northeast	L +3.30%	7/2022	IO	—	48,775	48,274	—
Industrial/Northeast	L +4.38%	10/2020	IO	—	54,000	53,816	—
Industrial/Northeast	L +3.61%	1/2023	IO	—	42,221	41,614	—
Industrial/Northeast	L +2.70%	10/2021	IO	—	49,119	48,855	—
Hotel/West	L +4.70%	5/2020	IO	—	52,000	51,882	—
Multifamily/Midwest	L +2.99%	12/2021	IO	—	51,000	50,648	—
Office/Midwest	L +3.25%	10/2021	IO	—	20,531	20,269	—
Multifamily/Southwest	L +3.09%	9/2020	IO	—	49,408	49,067	—
Multifamily/Southwest	L +3.60%	5/2021	IO	—	50,000	49,714	—
Multifamily/Midwest	L +4.15%	11/2021	IO	—	31,589	31,316	—
Industrial/Northeast	L +2.93%	12/2021	IO	—	42,857	42,570	—
Office/Southwest	L +3.78%	2/2021	IO	—	46,675	46,525	—
Industrial/West	L +4.50%	1/2020	IO	—	47,281	47,281	—
Mixed-Use/Northeast	L +4.38%	1/2021	IO	—	39,431	39,189	—

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount (4)	Principal Amount Subject to Delinquent Principal or Interest
Mixed-Use/Northeast	L +4.07%	5/2021	IO	—	31,960	31,760	—
Office/Southeast	L +2.84%	9/2022	IO	—	39,094	38,618	—
Office/Northeast	L +2.93%	10/2021	IO	—	34,942	34,718	—
Hotel/West	L +3.60%	7/2021	IO	—	42,641	42,372	—
Multifamily/Southwest	L +2.93%	9/2021	IO	—	41,667	41,474	—
Mixed-Use/Northeast	L +3.20%	5/2022	IO	—	40,600	40,279	—
Office/West	L +2.75%	10/2022	IO	—	31,050	30,670	—
Multifamily/Midwest	L +4.24%	11/2020	IO	—	40,000	39,874	—
Office/Northeast	L +3.18%	6/2021	IO	—	32,706	32,554	—
Hotel/Northeast	L +3.70%	7/2022	IO	—	34,601	34,269	—
Mixed-Use/West	L +3.60%	12/2021	IO	—	20,057	19,813	—
Industrial/Northeast	L +2.85%	11/2021	IO	—	29,837	29,541	—
Office/Southwest	L +5.00%	5/2020	IO	—	30,882	30,766	—
Office/West	L +3.90%	1/2021	IO	—	35,118	34,950	—
Hotel/Midwest	L +4.07%	7/2021	IO	—	29,012	28,835	—
Multifamily/Midwest	L +2.92%	1/2023	IO	—	27,221	27,009	—
Office/Southwest	L +4.05%	10/2020	IO	—	23,594	23,497	—
Office/Southwest	L +4.40%	5/2020	IO	—	29,221	29,137	—
Office/Northeast	5.11%	3/2026	P&I	—	33,800	33,676	—
Office/West	L +3.15%	10/2022	IO	—	25,770	25,411	—
Multifamily/Southeast	L +2.70%	11/2022	IO	—	27,360	27,068	—
Office/Northeast	L +2.97%	4/2022	IO	—	26,894	26,649	—
Office/Northeast	L +3.32%	8/2022	IO	—	6,997	6,718	—
Multifamily/Southwest	L +2.80%	8/2022	IO	—	24,993	24,586	—
Multifamily/Midwest	L +2.75%	12/2021	IO	—	31,120	30,857	—
Office/Southeast	L +3.50%	5/2021	P&I	—	28,704	28,601	—
Multifamily/Northeast	L +4.10%	7/2020	IO	—	30,000	29,928	—
Office/Northeast	L +4.75%	12/2020	IO	—	29,539	29,428	—
Multifamily/Southwest	L +2.90%	8/2022	IO	—	23,600	23,360	—
Office/West	L +3.40%	7/2021	IO	—	24,893	24,673	—
Multifamily/Southwest	L +3.55%	7/2021	IO	—	28,966	28,812	—
Office/Southeast	L +3.50%	11/2021	IO	—	24,704	24,461	—
Office/West	L +3.18%	11/2022	IO	—	18,500	18,308	—
Multifamily/Southwest	L +2.97%	2/2022	IO	—	25,572	25,395	—
Hotel/Midwest	L +3.90%	12/2021	IO	—	23,685	23,519	—
Hotel/West	L +3.83%	8/2022	IO	—	24,000	24,009	—
Office/Northeast	L +2.90%	2/2022	IO	—	22,961	22,726	—
Multifamily/Southeast	L +3.15%	8/2022	IO	—	23,276	22,996	—
Office/West	L +3.15%	10/2020	IO	—	24,154	24,083	—
Hotel/Southwest	L +5.13%	1/2021	IO	—	26,000	25,915	—
Office/Southeast	L +2.95%	1/2022	IO	—	21,145	20,980	—
Industrial/Northeast	L +3.50%	8/2021	IO	—	25,893	25,694	—
Mixed-Use/Northeast	L +3.87%	10/2021	IO	—	22,019	21,839	—
Other/Northeast	L +4.50%	6/2022	IO	—	25,500	25,180	—
Hotel/Midwest	L +4.07%	4/2021	IO	—	25,000	24,853	—
Multifamily/Southwest	L +2.66%	8/2021	IO	—	23,900	23,765	—

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount (4)	Principal Amount Subject to Delinquent Principal or Interest
Office/Midwest	L +3.00%	8/2022	IO	—	15,342	15,151	—
Hotel/Northeast	L +4.90%	9/2020	IO	—	23,885	23,819	—
Hotel/Northeast	L +4.21%	10/2021	IO	—	22,263	22,091	—
Mixed-Use/Northeast	L +4.77%	2/2021	IO	—	21,120	20,989	—
Multifamily/Midwest	L +3.27%	3/2022	IO	—	23,325	23,125	—
Industrial/Northeast	L +5.15%	9/2020	P&I	—	23,315	23,266	—
Office/West	L +2.95%	8/2022	IO	—	20,000	19,753	—
Office/Southeast	L +4.05%	3/2020	IO	—	23,000	22,961	—
Retail/Southeast	L +4.21%	7/2021	IO	—	17,051	16,937	—
Multifamily/Midwest	L +2.99%	1/2022	IO	—	22,450	22,313	—
Multifamily/Midwest	L +4.05%	5/2021	IO	—	21,537	21,434	—
Multifamily/Northeast	L +4.44%	1/2022	IO	—	8,855	8,694	—
Office/Southwest	L +3.24%	10/2021	IO	—	18,432	18,316	—
Multifamily/Southeast	L +2.98%	7/2020	IO	—	21,364	21,323	—
Multifamily/Midwest	L +3.42%	12/2020	IO	—	19,665	19,588	—
Office/Northeast	L +4.20%	9/2020	IO	—	21,232	21,167	—
Multifamily/Midwest	L +2.93%	4/2022	IO	—	18,895	18,722	—
Mixed-Use/Southeast	L +2.90%	6/2022	IO	—	19,098	18,919	—
Other/Southeast	10.00%	7/2020	IO	—	11,480	11,269	—
Hotel/West	L +5.15%	4/2021	IO	—	19,750	19,639	—
Office/West	L +3.20%	12/2021	IO	—	14,173	14,028	—
Multifamily/Southwest	L +4.29%	4/2021	IO	—	18,700	18,622	—
Office/Northeast	L +4.77%	8/2020	IO	—	18,470	18,404	—
Multifamily/Southeast	L +2.97%	9/2022	IO	—	18,445	18,244	—
Multifamily/Southwest	L +3.40%	2/2022	IO	—	16,568	16,388	—
Office/West	L +3.75%	8/2021	IO	—	10,898	10,807	—
Multifamily/Southeast	L +2.85%	9/2021	IO	—	16,560	16,513	—
Multifamily/Southwest	L +3.15%	12/2021	IO	—	16,164	16,027	—
Office/Northeast	L +3.96%	7/2022	IO	—	9,290	9,144	—
Hotel/West	8.00%	2/2027	P&I	40,000	14,448	14,448	—
Multifamily/Midwest	L +3.75%	5/2022	IO	—	11,709	11,564	—
Multifamily/Midwest	L +2.99%	9/2022	IO	—	10,406	10,310	—
Office/Southeast	L +9.50%	8/2020	IO	65,261	9,900	9,878	—
Hotel/Northeast	13.00%	11/2025	P&I	59,000	3,603	3,603	—
Total loans held-for-investment				$164,261	$4,257,145	$4,226,212	$—
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

(3)	Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens.

(4)	As of December 31, 2019, the aggregate tax basis of the Company’s loans held-for-investment was $4.2 billion.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 104 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.

Opinion on Internal Control over Financial Reporting
We have audited Granite Point Mortgage Trust Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Granite Point Mortgage Trust Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 2, 2020

Item 9B. Other Information
None.

PART III

Items 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2019.

Item 11. Executive Compensation
The information required by Item 11 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2019.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2019 and 2018. We also retained EY, as well as other accounting and consulting firms, to provide various other services during the years ended December 31, 2019 and 2018. Audit and audit-related fees of the Predecessor were incurred and paid by Two Harbors Investment Corp. as part of the formation transaction.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Audit fees (1)	$765,000	$859,552
Audit-related fees (2)	—	—
Tax fees (3)	171,242	197,476
All other fees	—	—
Total principal accountant fees	$936,242	$1,057,028
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

The services performed by EY in 2019 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 67 through 75 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 99 through 101 of this Annual Report on Form 10-K.
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

4.6	Description of registrant’s securities. (filed herewith).
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

10.6
Master Repurchase and Securities Contract Agreement, dated as of February 18, 2016, First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 30, 2016, and Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 21, 2017, each between Morgan Stanley Bank, N.A., and TH Commercial MS II, LLC (now known as GP Commercial MS LLC) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.7
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Morgan Stanley Bank, N.A., and TH Commercial MS II, LLC (now known as GP Commercial MS LLC) (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

Exhibit Number	Exhibit Index
10.8
Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of October 27, 2017, by and between TH Commercial MS II, LLC (now known as GP Commercial MS LLC), and Morgan Stanley Bank, N.A., and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.9
Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 9, 2018, by and between TH Commercial MS II, LLC (now known as GP Commercial MS LLC), and Morgan Stanley Bank, N.A., and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.10
Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 21, 2019, by and between Morgan Stanley Bank, N.A., and TH Commercial MS II, LLC (now known as GP Commercial MS LLC), and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.11
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC (now known as GP Commercial JPM LLC) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.12
Amendment No. 1 to Master Repurchase Agreement, dated as of June 28, 2017, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.13
Amendment No. 2 to Master Repurchase Agreement, dated as of June 28, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.14
Amendment No. 3 to Master Repurchase Agreement, dated as of August 23, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.15
Amendment No. 4 to Master Repurchase Agreement, dated as of December 13, 2019, by and between JPMorgan Chase Bank, National Association, and GP Commercial JPM LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.16
Master Repurchase and Securities Contract Agreement, dated as of May 2, 2017, between TH Commercial GS LLC (now known as GP Commercial GS LLC) and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.17
First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.18
Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 16, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2017).

10.19
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 9, 2018, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.20
Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 16, 2019, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2019).

10.21
Master Repurchase Agreement, dated as of June 28, 2017, by and between Citibank, N.A. and GP Commercial CB LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.22
First Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of February 28, 2019, by and among GP Commercial CB LLC, Citibank, N.A., and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.23
Second Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of July 15, 2019, by and between Citibank, N.A., and GP Commercial CB LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2019).

Exhibit Number	Exhibit Index
10.24
Master Repurchase Agreement and Securities Contract, dated as of June 28, 2017, by and between Wells Fargo Bank, National Association, and GP Commercial WF LLC (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.25
Amendment Number One to the Master Repurchase Agreement and Securities Contract, dated as of July 11, 2017, by and between GP Commercial WF LLC and Wells Fargo Bank, National Association, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2017).

10.26
Amendment Number Two to the Master Repurchase Agreement and Securities Contract, dated as of February 9, 2018, by and between GP Commercial WF LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018).

10.27
Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of May 9, 2018, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.28
Amendment Number One to the Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of June 28, 2019, by and between Wells Fargo Bank, National Association, and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.29
Guaranty, dated June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.30
First Amendment to Guaranty, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.31
Amended and Restated Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.32
First Amendment to Amended and Restated Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.33
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.34
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.35
Guaranty, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.36
First Amendment to Guaranty, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.37
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.38
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.39
Indenture, dated as of May 9, 2018, by and among GPMT 2018-FL1, Ltd., GPMT 2018-FL1 LLC, GPMT Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.40
Preferred Share Paying Agency Agreement, dated as of May 9, 2018, by and among GPMT 2018-FL1, Ltd., Wells Fargo Bank, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.41
Collateral Interest Purchase Agreement, dated as of May 9, 2018, by and among GPMT Seller LLC, GPMT 2018-FL1, Ltd. and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

Exhibit Number	Exhibit Index
10.42
Servicing Agreement, dated as of May 9, 2018, by and among, GPMT 2018-FL1, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC, Trimont Real Estate Advisors, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.43
Indenture, dated as of February 28, 2019, by and among GPMT 2019-FL2, Ltd., GPMT 2019-FL2 LLC, GPMT Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.44
Preferred Share Paying Agency Agreement, dated as of February 28, 2019, among GPMT 2019-FL2, Ltd., Wells Fargo Bank, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.45
Collateral Interest Purchase Agreement, dated as of February 28, 2019, among GPMT Seller LLC, GPMT 2019-FL2, Ltd., and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.46
Collateral Management Agreement, dated as of February 28, 2019, between GPMT 2019-FL2, Ltd., and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.47
Servicing Agreement, dated as of February 28, 2019, by and among, GPMT 2019-FL2, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC and Trimont Real Estate Advisors, LLC (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

21.1	Subsidiaries of registrant. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith).
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
101
Financial statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	March 2, 2020	By:	/s/ John A. Taylor
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

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2020
John A. Taylor

/s/ Marcin Urbaszek	Chief Financial Officer (principal accounting and financial officer)	March 2, 2020
Marcin Urbaszek

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 2, 2020
Stephen G. Kasnet

/s/ Tanuja M. Dehne	Director	March 2, 2020
Tanuja M. Dehne

/s/ Martin A. Kamarck	Director	March 2, 2020
Martin A. Kamarck

/s/ W. Reid Sanders	Director	March 2, 2020
W. Reid Sanders

/s/ Thomas E. Siering	Director	March 2, 2020
Thomas E. Siering

/s/ Hope B. Woodhouse	Director	March 2, 2020
Hope B. Woodhouse