Form 10-Q
period 2020-03-31
Granite Point Mortgage Trust Inc.
filed 2020-05-11
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 8, 2020, there were 55,136,885 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Loans held-for-investment	$4,313,816	$4,226,212
Allowance for credit losses	(62,565)	—
Loans held-for-investment, net	4,251,251	4,226,212
Available-for-sale securities, at fair value	8,319	12,830
Held-to-maturity securities	10,836	18,076
Cash and cash equivalents	99,332	80,281
Restricted cash	8,533	79,483
Accrued interest receivable	11,215	11,323
Other assets	87,392	32,657
Total Assets (1)	$4,476,878	$4,460,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$2,072,099	$1,924,021
Securitized debt obligations	982,312	1,041,044
Asset-specific financings	119,062	116,465
Revolving credit facilities	38,361	42,008
Convertible senior notes	270,031	269,634
Dividends payable	25	23,063
Other liabilities	32,929	24,491
Total Liabilities (1)	3,514,819	3,440,726
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 55,136,885 and 54,853,205 shares issued and outstanding, respectively	552	549
Additional paid-in capital	1,049,836	1,048,484
Accumulated other comprehensive (loss) income	(3,712)	32
Cumulative earnings	106,413	162,076
Cumulative distributions to stockholders	(192,030)	(192,005)
Total Stockholders’ Equity	961,059	1,019,136
Total Liabilities and Stockholders’ Equity	$4,476,878	$4,460,862
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At March 31, 2020 and December 31, 2019, assets of the VIEs totaled $1,310,887 and $1,387,148, and liabilities of the VIEs totaled $983,094 and $1,042,122, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans held-for-investment	$63,259	$56,665
Available-for-sale securities	280	308
Held-to-maturity securities	310	661
Cash and cash equivalents	326	511
Total interest income	64,175	58,145
Interest expense:
Repurchase agreements	19,675	16,989
Securitized debt obligations	9,434	9,859
Convertible senior notes	4,516	4,465
Asset-specific financings	1,122	—
Revolving credit facilities	242	695
Total interest expense	34,989	32,008
Net interest income	29,186	26,137
Other (loss) income:
Provision for credit losses	(53,336)	—
Fee income	522	913
Total other (loss) income	(52,814)	913
Expenses:
Management fees	3,907	3,449
Incentive fees	—	244
Servicing expenses	1,109	773
Other operating expenses	8,553	5,616
Total expenses	13,569	10,082
(Loss) income before income taxes	(37,197)	16,968
Benefit from income taxes	(6)	(1)
Net (loss) income	(37,191)	16,969
Dividends on preferred stock	25	25
Net (loss) income attributable to common stockholders	$(37,216)	$16,944
Basic (loss) earnings per weighted average common share	$(0.68)	$0.35
Diluted (loss) earnings per weighted average common share	$(0.68)	$0.34
Dividends declared per common share	$—	$0.42
Weighted average number of shares of common stock outstanding:
Basic	55,056,411	48,601,431
Diluted	55,056,411	62,256,595
Comprehensive (loss) income:
Net (loss) income attributable to common stockholders	$(37,216)	$16,944
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(3,744)	192
Other comprehensive (loss) income	(3,744)	192
Comprehensive (loss) income attributable to common stockholders	$(40,960)	$17,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, December 31, 2018	43,621,174	$436	$836,288	$(192)	$91,875	$(100,876)	$827,531
Cumulative effect of adoption of new accounting principle	—	—	13	—	(13)	—	—
Adjusted balance, January 1, 2019	43,621,174	436	836,301	(192)	91,862	(100,876)	827,531
Net income	—	—	—	—	16,969	—	16,969
Other comprehensive income before reclassifications	—	—	—	192	—	—	192
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	192	—	—	192
Issuance of common stock, net of offering costs	8,291,829	83	157,145	—	—	—	157,228
Common dividends declared	—	—	—	—	—	(21,913)	(21,913)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	258,918	3	1,146	—	—	—	1,149
Balance, March 31, 2019	52,171,921	522	994,592	—	108,831	(122,814)	981,131

Balance, December 31, 2019	54,853,205	$549	$1,048,484	$32	$162,076	$(192,005)	$1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	1,048,484	32	143,604	(192,005)	1,000,664
Net loss	—	—	—	—	(37,191)	—	(37,191)
Other comprehensive loss before reclassifications	—	—	—	(4,511)	—	—	(4,511)
Amounts reclassified from accumulated other comprehensive income	—	—	—	767	—	—	767
Net other comprehensive loss	—	—	—	(3,744)	—	—	(3,744)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	283,680	3	1,352	—	—	—	1,355
Balance, March 31, 2020	55,136,885	$552	$1,049,836	$(3,712)	$106,413	$(192,030)	$961,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(37,191)	$16,969
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(4,774)	(3,822)
Amortization of deferred debt issuance costs on convertible senior notes and securitized debt obligations	1,665	2,029
Provision for credit losses	53,336	—
Equity based compensation	1,355	1,149
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	108	(327)
Increase in other assets	(54,735)	(3,781)
Increase in other liabilities	904	6,327
Net cash (used in) provided by operating activities	(39,332)	18,544
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(184,969)	(276,574)
Proceeds from repayment of loans held-for-investment	102,139	155,320
Principal payments on held-to-maturity securities	6,298	881
Net cash used in investing activities	(76,532)	(120,373)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	237,344	225,261
Principal payments on repurchase agreements	(89,266)	(732,170)
Proceeds from issuance of securitized debt obligations	—	646,868
Principal payments on securitized debt obligations	(60,000)	(105,000)
Proceeds from asset-specific financings	2,597	—
Proceeds from revolving credit facilities	38,361	48,697
Repayment of revolving credit facilities	(42,008)	(123,697)
Proceeds from issuance of common stock, net of offering costs	—	157,228
Dividends paid on preferred stock	(25)	(25)
Dividends paid on common stock	(23,038)	(18,321)
Net cash provided by financing activities	63,965	98,841
Net decrease in cash, cash equivalents and restricted cash	(51,899)	(2,988)
Cash, cash equivalents, and restricted cash at beginning of period	159,764	123,423
Cash, cash equivalents, and restricted cash at end of period	$107,865	$120,435
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,914	$28,284
Cash paid for taxes	$—	$—
Noncash Activities:
Dividends declared but not paid at end of period	$25	$21,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is a Maryland corporation that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. The Company is currently externally managed by Pine River Capital Management L.P., or the Manager. The Company’s common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT.”
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. If the internalization is completed, the Company will become a self-managed real estate investment trust, or REIT. There can be no assurance that the internalization will be consummated.
The Company has elected to be treated as a REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated one of its subsidiaries as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities.
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2020 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2020 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. Over the course of the first quarter of 2020, a global outbreak of a novel strain of coronavirus (COVID-19), took place. The outbreak has spread around the world, including to every state in the United States. As a result of the pandemic, numerous countries, including the United States, have declared national emergencies. As the global impact of the outbreak has been rapidly evolving and as new cases of COVID-19 have quickly spread around the world, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel, and temporarily closing non-essential businesses. Many states in the U.S. instituted varying degrees of “shelter-in-place” guidelines or orders and other measures designed to contain the spread of COVID-19. Such actions are creating significant macroeconomic disruptions and adversely impacting many industries. The outbreak could have a continued adverse impact on macroeconomic and market conditions, and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on macroeconomic and market conditions. The Company believes the estimates and assumptions underlying

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020. However, the significant degree of uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company’s actual results could ultimately differ from its estimates and the differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2020.
Recently Issued and/or Adopted Accounting Standards
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted Accounting Standard Update, or ASU, 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the incurred loss model under existing guidance with a Current Expected Credit Loss, or CECL, model for instruments measured at amortized cost, and also require entities to record allowances for available-for-sale, or AFS, debt securities rather than reduce the amortized cost, as they did under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments. ASU 2016-13 was adopted by the Company through a cumulative-effect adjustment to cumulative earnings of $18.5 million as of January 1, 2020.
The allowance for credit losses required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related loans and debt securities on the Company’s condensed consolidated balance sheets, and which reduces the Company’s total stockholders’ equity. The initial allowance for credit losses recorded on January 1, 2020 is reflected as a direct charge to cumulative earnings; however, going forward, changes to the allowance for credit losses are recognized through net income on the Company’s condensed consolidated statements of comprehensive (loss) income. While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of expected loss to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.
The Company’s loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan. Those future funding commitments are also subject to an allowance for credit losses. The allowance for credit losses related to future loan fundings is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets, and not as an offset to the related loan balance. This allowance for credit losses is estimated using the same process outlined below for the Company’s outstanding loan balances, and changes in this component of the allowance for credit losses similarly flow through the Company’s condensed consolidated statement of comprehensive (loss) income.
The Company elected not to measure an allowance for credit losses on accrued interest receivable. The Company generally writes off accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized within provision for credit losses in the condensed consolidated statements of comprehensive income. The Company did not write-off any accrued interest receivable during the three months ended March 31, 2020.
The Company’s implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast, and model controls was developed to support the CECL process. Estimating an allowance for credit losses requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance and (iv) expectations for macroeconomic conditions over the relevant time period.
Considering the lack of historical company data related to any realized loan losses since its inception, the Company elected to estimate its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

loan losses from 1998 to 2019 for over 100,000 commercial real estate loans. At the time of adoption of ASU No. 2016-13, in determining its initial allowance for credit losses estimate, the Company employed a third-party licensed macroeconomic forecast that largely reflected management’s views at the time and projected a stable overall economic scenario over the reasonable projection period. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as DSCR, LTV, remaining loan term, property type, and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Upon adoption of ASU No. 2016-13 on January 1, 2020, based on the Company’s loan portfolio, pre-COVID-19 economic environment and management’s expectations for future economic and market conditions at the time, the Company recorded an initial allowance for credit losses, as a cumulative-effective adjustment to the cumulative earnings in its consolidated statement of equity, of approximately $18.5 million, or approximately $0.34 per share.
The following table illustrates the day-one financial statement impact of the adoption of ASU 2016-13 on January 1, 2020:

(in thousands)
ASSETS	Pre-ASU 2016-13 Adoption	Cumulative Effect of Adoption	As Reported Under ASU 2016-13
Loans and securities	$4,257,086	$—	$4,257,086
Allowance for credit losses	—	(16,692)	(16,692)
Loans and securities, net	$4,257,086	$(16,692)	$4,240,394

LIABILITIES
Liability for off-balance sheet credit losses (1)	$—	$1,780	$1,780

STOCKHOLDERS’ EQUITY
Cumulative earnings	$162,076	$(18,472)	$143,604
____________________

(1)	Represents expected loss on unfunded commitments.

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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Loans held-for-investment	$1,317,406	$1,301,369
Allowance for credit losses	(16,067)	—
Loans held-for-investment, net	1,301,339	1,301,369
Restricted cash	900	76,093
Other assets	8,648	9,686
Total Assets	$1,310,887	$1,387,148
Securitized debt obligations	$982,312	$1,041,044
Other liabilities	782	1,078
Total Liabilities	$983,094	$1,042,122

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include commercial mortgage-backed securities, or CMBS, which are classified within AFS securities, at fair value, and held-to-maturity, or HTM, securities on the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the carrying value, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $19.2 million and $30.9 million, respectively.
Note 4. Loans Held-for-Investment, Net of Allowance for Credit Losses
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as “loans held-for-investment” on the condensed consolidated balance sheets. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees, origination costs and allowance for credit losses as applicable.
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$4,314,836	$13,197	$14,395	$4,342,428
Unamortized (discount) premium	(115)	—	—	(115)
Unamortized net deferred origination fees	(28,498)	1	—	(28,497)
Allowance for credit losses	(61,261)	(1,016)	(288)	(62,565)
Carrying value	$4,224,962	$12,182	$14,107	$4,251,251
Unfunded commitments	$762,756	$—	$—	$762,756
Number of loans	119	2	1	122
Weighted average coupon	5.1%	11.5%	8.0%	5.2%
Weighted average years to maturity (2)	1.6	1.7	6.8	1.6

	December 31, 2019
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$4,229,194	$13,503	$14,448	$4,257,145
Unamortized (discount) premium	(124)	—	—	(124)
Unamortized net deferred origination fees	(30,788)	(21)	—	(30,809)
Carrying value	$4,198,282	$13,482	$14,448	$4,226,212
Unfunded commitments	$748,878	$—	$—	$748,878
Number of loans	117	2	1	120
Weighted average coupon	5.4%	11.7%	8.0%	5.4%
Weighted average years to maturity (2)	1.8	2.0	7.1	1.8
____________________

(1)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	March 31, 2020		December 31, 2019
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,788,377	42.0%	$1,779,173	42.0%
Multifamily	1,063,785	25.0%	1,058,708	25.1%
Hotel	661,760	15.6%	640,503	15.2%
Retail	396,438	9.3%	398,742	9.4%
Industrial	304,133	7.2%	312,637	7.4%
Other	36,758	0.9%	36,449	0.9%
Total	$4,251,251	100.0%	$4,226,212	100.0%

(dollars in thousands)	March 31, 2020		December 31, 2019
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,148,560	27.1%	$1,196,767	28.4%
Southwest	874,194	20.5%	923,519	21.8%
West	808,168	19.0%	735,416	17.4%
Midwest	701,781	16.5%	700,778	16.6%
Southeast	718,548	16.9%	669,732	15.8%
Total	$4,251,251	100.0%	$4,226,212	100.0%

At March 31, 2020 and December 31, 2019, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $4.2 billion and $4.1 billion, respectively, as collateral for repurchase agreements, an asset-specific financing facility, a revolving credit facility and securitized debt obligations. See Note 9 - Collateralized Borrowings and Note 10 - Securitized Debt Obligations.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$4,226,212	$3,167,913
Originations, acquisitions and additional fundings	187,422	279,694
Repayments	(102,139)	(155,320)
Net discount accretion (premium amortization)	8	13
Increase in net deferred origination fees	(2,453)	(3,120)
Amortization of net deferred origination fees	4,766	3,809
Allowance for credit losses	(62,565)	—
Balance at end of period	$4,251,251	$3,292,989

Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments, the Company continues to use a probability-weighted analytical model. Given the highly uncertain current macroeconomic environment and the lack of clarity on the near-term outlook for the overall U.S. economy as a result of the COVID-19 pandemic, in determining its allowance for credit losses estimate through March 31, 2020, the Company employed an updated third-party provided macroeconomic forecast over the reasonable projection period. This updated forecast reflects the impact of the COVID-19 pandemic on the overall U.S. economy, commercial real estate markets generally and is not specific to any loans in its portfolio. These estimates may change in future periods based on available future macro-economic data and might results in a material change in the Company’s future estimates of expected credit losses

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

for its loan portfolio. See Note 2 - Use of Estimates for further discussion of COVID-19. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2020, the Company recognized $7.5 million in other liabilities related to the allowance for credit losses on unfunded commitments. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income on the Company’s condensed consolidated statements of comprehensive (loss) income.
The following table presents the changes for the three months ended March 31, 2020 in the allowance for credit losses on loans held-for-investment:

Three Months Ended March 31,
(in thousands)	2020
Balance at beginning of period	$16,692
Provision for credit losses	45,873
Writeoffs	—
Recoveries of amounts previously written off	—
Balance at end of period	$62,565

The Company’s primary credit quality indicators are its risk rankings. The Company evaluates the credit quality of each loan at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, loan structure and exit plan, LTV, project sponsorship and other factors deemed necessary. Risk ratings are defined as follows:

1 –	Lower Risk

2 –	Average Risk

3 –	Acceptable Risk

4 –
Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of probability of default or principal loss.

5 –	Loss Likely: A loan that has a significantly increased probability of default or principal loss.
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$104,751	$103,889	9	$293,191	$292,270
2	97	3,470,230	3,408,924	100	3,661,077	3,632,528
3	17	653,475	633,979	9	243,127	241,901
4	4	113,972	104,459	2	59,750	59,513
5	—	—	—	—	—	—
Total	122	$4,342,428	$4,251,251	120	$4,257,145	$4,226,212

As of December 31, 2019 (prior to the adoption of ASU 2016-13), the Company had not identified any impaired loans and it had not recorded any allowances for losses as it was not deemed probable that the Company would not be able to collect all amounts due pursuant to the contractual terms of the loans.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

The following table presents the carrying value of loans held-for-investment as of March 31, 2020 by risk rating and year of origination:

	March 31, 2020
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1 (Low Risk)	$—	$—	$49,269	$21,290	$33,330	$—	$103,889
2 (Average Risk)	122,649	1,513,409	892,526	584,385	186,142	109,813	3,408,924
3 (Acceptable Risk)	—	84,461	233,342	189,622	—	126,554	633,979
4 (High Risk)	—	—	38,793	65,666	—	—	104,459
5 (Loss Likely)	—	—	—	—	—	—	—
Total	$122,649	$1,597,870	$1,213,930	$860,963	$219,472	$236,367	$4,251,251

As of March 31, 2020 and December 31, 2019, the Company had not identified any loans that were past-due, in nonaccrual status, or in maturity default. Additionally, during the three months ended March 31, 2020, the Company did not enter into any loan modifications which were classified as troubled debt restructuring.
Note 5. Available-for-Sale Securities
The following table presents the components of the carrying value of AFS securities as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Face value	$12,798	$12,798
Unamortized premium (discount)	—	—
Allowance for credit losses	(767)	—
Gross unrealized gains	—	32
Gross unrealized losses	(3,712)	—
Carrying value	$8,319	$12,830

On March 31, 2020, the Company’s AFS securities had contractual maturities of less than one year.
At March 31, 2020 and December 31, 2019, the Company pledged AFS securities with a carrying value of $8.3 million and $12.8 million, respectively, as collateral for repurchase agreements. See Note 9 - Collateralized Borrowings.
At March 31, 2020, the Company’s AFS securities were in an unrealized loss position for less than twelve months. At December 31, 2019, the Company’s AFS securities were in an unrealized gain position.
Note 6. Held-to-Maturity Securities
The following table presents the components of the carrying value of HTM securities as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Face value	$11,778	$18,076
Unamortized premium (discount)	—	—
Allowance for credit losses	(942)	—
Carrying value	$10,836	$18,076

On March 31, 2020, the Company’s HTM securities had contractual maturities of less than one year.
At March 31, 2020 and December 31, 2019, the Company pledged HTM securities with a carrying value of $10.8 million and $18.1 million, respectively, as collateral for repurchase agreements. See Note 9 - Collateralized Borrowings.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support investment activities. As of March 31, 2020 and December 31, 2019, the Company had $7.6 million and $3.4 million, respectively, as collateral for repurchase agreements and by counterparties to support investment activities. In addition, as of March 31, 2020 and December 31, 2019, the Company held $0.9 million and $76.1 million, respectively, in restricted cash representing proceeds from principal paydowns of loans held in the CLOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$99,332	$80,281
Restricted cash	8,533	79,483
Total cash, cash equivalents and restricted cash	$107,865	$159,764

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

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Available-for-sale securities. The Company holds AFS securities that are carried at fair value on the condensed consolidated balance sheets and are comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate credit and cash flow factors including, but not limited to, required market yields for comparable investments, coupons, expected life of the security, property type, LTV and debt yield. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses).

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Recurring Fair Value
The following tables display the Company’s assets measured at fair value on a recurring basis. The Company does not hold any liabilities measured at fair value on its condensed consolidated balance sheets.

	Recurring Fair Value Measurements
	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$8,319	$—	$8,319
Total assets	$—	$8,319	$—	$8,319

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,830	$—	$12,830
Total assets	$—	$12,830	$—	$12,830

Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the three months ended March 31, 2020 and 2019.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value for financial instruments:

•
Loans held-for-investment are carried at cost, net of any unamortized acquisition premiums or discounts, loan fees, origination costs and allowance for credit losses, as applicable. The Company estimates the fair value of its loans held-for-investment by assessing any changes in market interest rates, shifts in credit profiles and actual operating results for mezzanine loans and senior loans, taking into consideration such factors as underlying property type, property competitive position within its market, market and submarket fundamentals, tenant mix, nature of business plan, sponsorship, extent of leverage and other loan terms. The Company categorizes the fair value measurement of these assets as Level 3.

•	AFS securities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

•
HTM securities, which are comprised of CMBS, are carried at cost, net of any unamortized acquisition premiums or discounts and allowance for credit losses. In determining the fair value of the Company’s CMBS HTM, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company categorizes the fair value measurement of these assets as Level 2.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

•
The carrying value of repurchase agreements, asset-specific financings and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase agreements and asset-specific financings have floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2020. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$4,251,251	$4,269,192	$4,226,212	$4,261,612
Available-for-sale securities	$8,319	$8,319	$12,830	$12,830
Held-to-maturity securities	$10,836	$4,711	$18,076	$18,076
Cash and cash equivalents	$99,332	$99,332	$80,281	$80,281
Restricted cash	$8,533	$8,533	$79,483	$79,483
Liabilities
Repurchase agreements	$2,072,099	$2,072,099	$1,924,021	$1,924,021
Securitized debt obligations	$982,312	$846,600	$1,041,044	$1,050,912
Asset-specific financings	$119,062	$119,062	$116,465	$116,465
Revolving credit facilities	$38,361	$38,361	$42,008	$42,008
Convertible senior notes	$270,031	$112,660	$269,634	$283,332

Note 9. Collateralized Borrowings
To finance its loans held-for-investment, AFS securities and HTM securities, the Company has entered into a variety of financing arrangements, including repurchase agreements, an asset-specific financing facility and a revolving credit facility. The Company’s repurchase agreements are collateralized by loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances. Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase agreements, capital market events, would require the Company to fund margin calls. The Company’s asset-specific financing facility is collateralized by loans held-for-investment. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral. The Company’s revolving credit facility is collateralized by a borrowing base of loans held-for-investment and provides intermediate-term bridge or transitional financing for typically approximately 90 days per loan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

The following tables summarize details of the Company’s collateralized borrowings outstanding as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$594,545	$5,455	$600,000	$725,284	2.9%
Goldman Sachs Bank	May 2, 2021	461,860	38,140	500,000	606,643	2.8%
JPMorgan Chase Bank	June 28, 2022	405,505	44,495	450,000	567,688	2.7%
Citibank	January 9, 2023	412,812	87,188	500,000	517,683	2.5%
Wells Fargo Bank (2)	June 28, 2021	180,456	94,544	275,000	237,467	2.6%
JPMorgan Chase Bank (3)	May 11, 2020	16,921	NA	NA	23,457	3.9%
Total/Weighted Average		$2,072,099	$269,822	$2,325,000	$2,678,222
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$119,062	$30,938	$150,000	$147,065	2.5%
Revolving credit facilities:
Citibank (4)	July 26, 2021	$38,361	$36,639	$75,000	$64,905	3.3%

	December 31, 2019
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$556,887	$43,113	$600,000	$740,791	3.9%
Goldman Sachs Bank	May 2, 2020	405,057	94,943	500,000	541,640	3.8%
JPMorgan Chase Bank	June 28, 2022	408,819	41,181	450,000	553,020	3.7%
Citibank	July 15, 2022	339,888	60,112	400,000	432,867	3.4%
Wells Fargo Bank (2)	June 28, 2021	194,113	80,887	275,000	286,672	3.5%
JPMorgan Chase Bank (3)	February 10, 2020	19,257	NA	NA	30,906	4.1%
Total/Weighted Average		$1,924,021	$320,236	$2,225,000	$2,585,896
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$116,465	$33,535	$150,000	$144,322	3.5%
Revolving credit facilities:
Citibank (4)	July 26, 2021	$42,008	$32,992	$75,000	$80,473	4.0%
____________________

(1)	The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.

(2)	As of March 31, 2020, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.

(3)
Includes repurchase agreement collateralized by the Company’s CMBS, including both AFS and HTM securities. As of March 31, 2020, carrying value of collateral includes $4.3 million of cash balances required to be maintained in restricted accounts as collateral for the repurchase agreements. There was no balance maintained in restricted accounts as collateral for repurchase agreements as of December 31, 2019.

(4)	As of March 31, 2020, the Company retained an option to increase the maximum facility capacity amount up to $150 million, subject to customary terms and conditions.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

At March 31, 2020, the Company’s collateralized borrowings outstanding had the following remaining maturities:

	March 31, 2020
(dollars in thousands)	Repurchase Agreements	Asset-Specific Financings	Revolving Credit Facilities	Total Amount Outstanding
Within one year	$16,921	$—	$38,361	$55,282
One to three years	2,055,178	119,062	—	2,174,240
Three to five years	—	—	—	—
Five years and over	—	—	—	—
Total	$2,072,099	$119,062	$38,361	$2,229,522

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$594,545	$141,595	15%	1.24	$556,887	$185,022	18%	1.49
JPMorgan Chase Bank	422,426	179,773	19%	2.16	428,076	156,764	15%	2.39
Goldman Sachs Bank	461,860	153,315	16%	1.09	405,057	137,326	13%	0.34
Citibank	412,812	109,520	11%	2.78	339,888	93,553	9%	2.54
Wells Fargo Bank	180,456	59,110	6%	1.24	194,113	93,004	9%	1.49
Total	$2,072,099	$643,313			$1,924,021	$665,669
____________________

(1)
Represents the excess of the carrying amount or market value of the loans held-for-investment, AFS securities and HTM securities pledged as collateral for repurchase agreements, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

The Company does not anticipate any defaults by its financing counterparties, although there can be no assurance that one or more defaults will not occur.
Note 10. Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CLOs, which are consolidated on the Company’s condensed consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLOs. The securitized debt obligations issued by the CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the outstanding amount due on securitized debt obligations was $982.3 million and $1.0 billion, net of deferred issuance costs, respectively, with a weighted average interest rate of 3.27% and 3.32%, respectively.
Note 11. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2020, the notes had a conversion rate of 50.7073 shares of common stock per $1,000 principal amount of the notes.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2020, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of March 31, 2020 and December 31, 2019 was $270.0 million and $269.6 million, respectively, net of deferred issuance costs.
Note 12. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2020:
Impact of COVID-19. The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, is uncertain. As of March 31, 2020, no contingencies have been recorded on the Company’s condensed consolidated balance sheet as a result of COVID-19. However, as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations and cash flows. See Note 2 - Use of Estimates for further discussion of COVID-19.
Management Agreement. Upon closing its initial public offering, or IPO, on June 28, 2017, the Company entered into a management agreement with the Manager. The Company pays the Manager a base management fee equal to 1.5% of the Company’s equity on an annualized basis, as defined in the management agreement. For purposes of calculating the management fee, equity means the sum of the net proceeds received by the Company from all issuances of its equity securities, plus its cumulative “core earnings” at the end of the most recently completed calendar quarter, less any distributions to stockholders, any amount that the Company has paid to repurchase its stock and any incentive fees earned by the Manager, but excluding the incentive fee earned in the current quarter. As a result, equity for purposes of calculating the management fee may differ from the amount of stockholders’ equity shown in the Company’s financial statements.
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
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. The Company and the Manager have not yet executed and delivered a final agreement and definitive documentation or agreed upon fee or date by which the internalization may be completed. The Company cannot provide any assurance that the internalization will be consummated. As of March 31, 2020, the Company’s consolidated financial statements do not recognize a contingency liability under ASC 450 because management does not believe the amount of the loss or expense related to the internalization is reasonably estimable. Once the loss or expense may be reasonably estimable and management believes the internalization is a “probable” future event that may result in a loss or expense to the Company, the Company may

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

recognize in the consolidated financial statements a contingency liability and resulting loss in such period. If the internalization is completed, the management agreement will be terminated and therefore the Company will no longer pay a management fee or reimburse expenses.
Employment contracts. The Company does not directly employ any personnel. Instead, the Company relies on the resources of the Manager and its affiliates to conduct the Company’s operations. See Management Agreement above.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual is required as of March 31, 2020.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of March 31, 2020 and December 31, 2019, the Company had unfunded loan commitments of $762.8 million and $748.9 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans, which have a weighted average future funding period of approximately three years. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Because of the COVID-19 pandemic and its impact on the global and U.S. economies and the U.S. commercial real estate market, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
Note 13. Preferred Stock
The Company’s preferred stock ranks senior to the rights of holders of the Company’s common stock, but junior to all other classes or series of preferred stock that may be issued. The holders of the preferred stock are entitled to receive, when, as and if authorized and declared by the Company, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the preferred stock. Such dividends accrue on a daily basis and are cumulative from and including the initial issue date of the preferred stock.
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the three months ended March 31, 2020 and 2019, the Company declared dividends to the preferred stockholder of $25,000 and $25,000, respectively.
Note 14. Stockholders’ Equity
Common Stock
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

As of March 31, 2020, the Company had 55,136,885 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2020 and 2019:

Number of common shares
Common shares outstanding, December 31, 2018	43,621,174
Issuance of common stock	8,291,829
Issuance of restricted stock (1)	258,918
Common shares outstanding, March 31, 2019	52,171,921

Common shares outstanding, December 31, 2019	54,853,205
Issuance of common stock	—
Issuance of restricted stock (1)	283,680
Common shares outstanding, March 31, 2020	55,136,885
____________________

(1)	Represents shares of restricted stock granted under the Company’s 2017 Equity Incentive Plan, net of forfeitures. See Note 15 - Equity Incentive Plan for additional information.
Distributions to Stockholders
On March 25, 2020, as a result of the unprecedented market conditions and uncertainty caused by the COVID-19 pandemic, the Company announced that it had suspended its first quarter 2020 common stock dividend in order to conserve available liquidity. The following table presents cash dividends declared by the Company on its common stock from December 31, 2018 through March 31, 2020:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2019	December 31, 2019	January 17, 2020	$0.42
September 18, 2019	October 3, 2019	October 18, 2019	$0.42
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42

Share Repurchase Program
The Company’s Share Repurchase Program allows for the repurchase of up to an aggregate of 2,000,000 shares of the Company’s common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The Company has not repurchased any of its common stock since the program was authorized.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2020, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million, of which 414,329 shares were sold for total proceeds of $7.8 million during the three months ended March 31, 2019. No shares were sold during the three months ended March 31, 2020.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income at March 31, 2020 and December 31, 2019 was as follows:

(in thousands)	March 31, 2020	December 31, 2019
Available-for-sale securities
Unrealized gains	$—	$32
Unrealized losses	(3,712)	—
Accumulated other comprehensive (loss) income	$(3,712)	$32

Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive (loss) income to net (loss) income upon the recognition of any provision for credit losses as the allowance for credit losses on individual AFS securities is increased or decreased. For the three months ended March 31, 2020, the Company reclassified $0.8 million of unrealized losses on AFS securities out of accumulated other comprehensive (loss) income to provision for credit losses on the condensed consolidated statement of comprehensive (loss) income. The Company did not record any reclassifications out of accumulated other comprehensive (loss) income during the three months ended March 31, 2019.
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
During the three months ended March 31, 2020 and 2019, the Company granted 297,769 and 258,918 shares of restricted common stock, respectively, to key employees of the Manager and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $18.47 and $19.31 per share, respectively, on the grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	461,371	$18.75	321,134	$18.04
Granted	297,769	18.47	258,918	19.31
Vested	(153,425)	(18.44)	(67,694)	(17.33)
Forfeited	(14,089)	(18.57)	—	—
Outstanding at End of Period	591,626	$18.69	512,358	$18.78

For the three months ended March 31, 2020 and 2019, the Company recognized compensation related to restricted common stock of $1.4 million and $1.1 million, respectively.
Note 16. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. While the Company currently intends to distribute 100% of its REIT taxable income for the taxable year ending December 31, 2020 and comply with all requirements to continue to qualify as a REIT, the Company will continue to evaluate its capital and liquidity needs in light of the significant uncertainties created by the COVID-19 pandemic, including the potential for a continued and prolonged adverse impact on economic and market conditions. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 17. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands, except share data)	2020	2019
Numerator:
Net income (loss) attributable to common stockholders - basic	$(37,216)	$16,944
Interest expense attributable to convertible notes (1)	—	4,449
Net income (loss) attributable to common stockholders - diluted	$(37,216)	$21,393
Denominator:
Weighted average common shares outstanding	54,499,000	48,145,555
Weighted average restricted stock shares	557,411	455,876
Basic weighted average shares outstanding	55,056,411	48,601,431
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	13,655,164
Diluted weighted average shares outstanding	55,056,411	62,256,595
Earnings (Loss) per share
Basic	$(0.68)	$0.35
Diluted	$(0.68)	$0.34

____________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.
For the three months ended March 31, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $4.5 million of interest expense, net of nondiscretionary adjustment for the assumed change in the management fee calculation, and 13,717,782 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
Note 18. Related Party Transactions
The Company does not have any employees and is currently externally managed by the Manager under the terms of a management agreement. Under the management agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays the Manager a base management fee that is equal to 1.5% of the Company’s equity, as defined in the management agreement, on an annualized basis. The Company incurred $3.9 million and $3.4 million, respectively, as a management fee to the Manager for the three months ended March 31, 2020 and 2019.
In addition, incentive fees, if earned, are payable to the Company’s Manager, as defined in the management agreement. The Company incurred $0.2 million as an incentive fee to the Manager for the three months ended March 31, 2019. No incentive fees were incurred for the three months ended March 31, 2020. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies and further discussion of base management fee reimbursements for common stock sold under the Company’s equity distribution agreement in Note 14 - Stockholder’s Equity.
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and therefore the Company will no longer pay a management fee or reimburse expenses.
During the three months ended March 31, 2020 and 2019, the Company reimbursed the Manager for certain direct and allocated net costs incurred by the Manager on behalf of the Company. These direct and allocated net costs totaled approximately $7.8 million and $6.6 million, respectively.
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
The Company recognized $1.4 million and $1.1 million of compensation during the three months ended March 31, 2020 and 2019 related to restricted common stock issued to employees of the Manager and the Company’s independent directors pursuant to the Plan. See Note 15 - Equity Incentive Plan for additional information.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.
Note 19. Subsequent Events
Events subsequent to March 31, 2020, were evaluated through the date these financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

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
We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. A committee comprised entirely of independent members of our board of directors, or the Independent Committee, has been negotiating the internalization on our behalf and has retained independent advisors. In connection with the completion of the internalization, we expect to continue to be managed by our strong senior management team along with other personnel providing services to us, who are currently employed by our Manager, and to whom the Independent Committee expects to extend offers of employment. Details are expected to be announced once finalized, and a final agreement and definitive documentation are expected to be delivered and executed at that time. There can be no assurance that the internalization will be consummated. See “Risk Factors - Risks Related to Our Relationship With Our Manager” in Item 1A of our Annual Report on Form 10-K.

COVID-19 Pandemic
Over the course of the first quarter of 2020, a global outbreak of a novel coronavirus (COVID-19), took place. The outbreak has spread around the world, including to every state of the United States. As a result of the pandemic, numerous countries, including the United States, have declared national emergencies. As the global impact of the outbreak has been rapidly evolving, and new cases of COVID-19 have quickly spread around the world, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and temporarily closing non-essential businesses. Many states in the U.S. instituted varying degrees of “shelter-in-place” guidelines or orders and other measures designed to contain the spread of COVID-19. Such actions are creating significant macroeconomic disruptions and adversely impacting many industries. The outbreak could have a continued adverse impact on macroeconomic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.
The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with the related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and uncertainty with respect to the duration of the global economic slowdown. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources, see Liquidity and Capital Resources below.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular due to the uncertainties created by the COVID-19 pandemic, including the projected impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Risk Factors.” These risks may also be further heightened by the continued impact of the COVID-19 pandemic. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. Important factors, among others, that may affect our actual results include:

•	the severity and duration of the COVID-19 pandemic;

•	potential risks and uncertainties relating to the ultimate geographic spread of COVID-19;

•	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to mitigate its impact;

•
the potential negative impacts of COVID-19 on the global economy, including the sudden severe rise in unemployment, and the impacts of COVID-19 on our financial condition, business operations and value of our assets, as well as the financial condition and operations of our borrowers;

•	the general political, economic and competitive conditions in the markets in which we invest;

•	defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;

•	our ability to obtain or maintain financing arrangements on terms favorable to us or at all, particularly in light of the current disruption in the financial markets;

•	the level and volatility of prevailing interest rates and credit spreads;

•	reductions in the yield on our investments and increases in the cost of our financing;

•	general volatility of the securities markets in which we participate and the potential need to post additional collateral on our financing arrangements;

•	the return or impact of current or future investments;

•	changes in our business, investment strategies or target investments;

•	allocation of investment opportunities to us by our Manager;

•	increased competition from entities investing in our target investments;

•	effects of hedging instruments on our target investments;

•	changes in governmental regulations, tax law and rates and similar matters;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act;

•	availability of desirable investment opportunities;

•	availability of qualified personnel and our relationship with our Manager;

•	the time and cost of the process to internalize our management function;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•
hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism, pandemics such as COVID-19 and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•
deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us, including the risk of impairment charges and any impact on our ability to satisfy the covenants and conditions in our debt agreements; and

•	difficulty or delays in redeploying the proceeds from repayments of our existing investments.
This Quarterly Report on Form 10-Q may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Factors Affecting our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors as a result of the COVID-19 pandemic and how they will affect the results of our operations.
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
Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements, or other types of credit facilities, provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We will continue to actively explore additional types of funding facilities in order to further diversify our financing sources. The COVID-19 pandemic has resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Impending declines in economic conditions could negatively impact real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through collateralized loan obligations, or CLOs, retaining the subordinate securities in our investment portfolio. Our CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our balance sheet.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. We seek to mitigate this risk by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses, including as a result of the COVID-19 pandemic, could occur that could adversely impact our operating results.
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
Under the management agreement with our Manager, we pay all costs and expenses of our Manager incurred on our behalf in order to operate our business, as well as all compensation costs for certain personnel providing services to us under the management agreement, other than personnel directly involved in supporting the investment function. We also pay our Manager a quarterly base management fee equal to 0.375% (a 1.50% annual rate) of our equity and an incentive fee, which is payable, if earned, as defined in the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and, therefore, we will no longer pay a management fee and reimburse expenses. Details of the internalization are expected to be announced once finalized in several months, and a final agreement and definitive documentation are expected to be delivered and executed at that time. See “Business - Our Manager” in Item 1 and “Risks Relating to Our Relationship With Our Manager” in Item 1A of our Annual Report on Form 10-K.
Market Conditions
Prior to the COVID-19 pandemic, the commercial real estate debt markets offered compelling investment opportunities, especially when approached fundamentally, with a focus on strong credit and cash flow characteristics and high quality borrowers and sponsors. These investment opportunities were supported by active real estate transaction volumes, continuous need for refinancing of legacy loans and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis from 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limited the capacity of available funding for certain types of commercial real estate loans which comprised a large part of our target investments. The COVID-19 pandemic has created a high degree of uncertainty with respect to the overall economic environment along with the negative impact it has had on many segments of the commercial real estate market, including a significant decline in real estate transaction volume combined with severe dislocations in the financing markets. We believe that, over time, as the markets return to more normalized levels of activity and the ultimate economic recovery takes place, U.S. commercial real estate will continue to be viewed as an attractive asset class and will provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive, risk-adjusted returns for our stockholders over the long-term.
Due to the current COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments, and the economy as a whole have been, and will continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial condition and performance, and our liquidity and ability to pay dividends.
The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the United States and global economy will perform over the next several months. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal, to attract new tenants or rent abatements for tenants severely impacted by the COVID-19 pandemic may result in decreases in cash flows to our borrowers and potentially in defaults in paying debt service on outstanding indebtedness to us, which could adversely impact our results of operations and financial performance. Impending declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to pay dividends or meet our financing obligations.
Allowance for Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the incurred loss model under existing guidance with a Current Expected Credit Loss, or CECL, model for instruments measured at amortized cost, and require entities to record allowances for AFS debt securities rather than reduce the carrying amount, as they did under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments. ASU 2016-13 was adopted through a cumulative-effect adjustment to cumulative earnings as of January 1, 2020.
The allowance for credit losses required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related loans and debt securities on our consolidated balance sheets, and which will reduce our total stockholders’ equity. The initial allowance for credit losses recorded on January 1, 2020 was reflected as a direct charge to cumulative earnings; however future changes to the allowance for credit losses are recognized through net income on our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of allowance for credit losses to reflect the GAAP principal underlying the CECL model that all loans, debt securities and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.

Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan. Those future funding commitments are also subject to an allowance for credit losses. The allowance for credit losses related to future loan fundings is recorded as a component of other liabilities on our consolidated balance sheets and not as an offset to the related loan balance. This allowance for credit losses is estimated using the same process outlined below for our outstanding loan balances and changes in this component of the allowance for credit losses will similarly flow through our consolidated statement of operations.
Our implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process. Estimating an allowance for credit losses requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and our expectations of performance and (iv) expectations for macroeconomic conditions over the relevant time period.
Considering the lack of historical company data related to any realized loan losses since our inception, we elected to estimate our allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2019 for over 100,000 commercial real estate loans. At the time of adoption of ASU No. 2016-13, in determining our initial allowance for credit losses estimate, we employed a third-party licensed macroeconomic forecast that largely reflected our views at the time and projected stable economic over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Upon adoption of ASU No. 2016-13 on January 1, 2020, based on the Company’s loan portfolio, pre-COVID-19 economic environment and management’s expectations for future economic and market conditions at the time, the Company recorded, as a cumulative-effective adjustment to the cumulative earnings in our consolidated statement of equity, an initial allowance for credit losses of approximately $18.5 million, or approximately $0.34 per common share. In addition, we recorded an incremental allowance for credit losses for the three months ended Mach 31, 2020 of approximately $53.3 million, or $0.97 per common share, resulting in a cumulative quarter-to-date CECL impact of $71.8 million or $1.31 per common share, largely reflecting the changed expectations for macroeconomic and commercial real estate market conditions as a result of the COVID-19 pandemic.
Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long-term and, as such, they are carried at amortized cost on our condensed consolidated balance sheets. We evaluate our investments for impairment on a quarterly basis and impairments are recognized when it is probable that we will not be able to collect all amounts estimated to be collected at the time of origination of the investment. We evaluate impairment (both interest and principal) based on the present value of expected future cash flows, discounted at the investment’s effective interest rate or the fair value of the collateral, less estimated costs to sell.
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

Summary of Results of Operations and Financial Condition
Our GAAP net loss attributable to common stockholders was $37.2 million, or $0.68 per diluted weighted average share, for the three months ended March 31, 2020, as compared to GAAP net income attributable to common stockholders of $16.9 million, or $0.34 per diluted weighted average share for the three months ended March 31, 2019. The GAAP net loss for the three months ended March 31, 2020 was largely a result of an increase in the provision for credit losses recognized in accordance with the new credit loss accounting standard adopted on January 1, 2020. The increase in the provision for credit losses was magnified by the significant deterioration in macroeconomic forecasts during the first quarter of 2020, due to the economic dislocation caused by the COVID-19 pandemic.

The following table presents the components of our comprehensive (loss) income for the three months ended March 31, 2020 and 2019:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2020	2019
Interest income:	(unaudited)
Loans held-for-investment	$63,259	$56,665
Available-for-sale securities	280	308
Held-to-maturity securities	310	661
Cash and cash equivalents	326	511
Total interest income	64,175	58,145
Interest expense:
Repurchase agreements	19,675	16,989
Securitized debt obligations	9,434	9,859
Convertible senior notes	4,516	4,465
Asset-specific financings	1,122	—
Revolving credit facilities	242	695
Total interest expense	34,989	32,008
Net interest income	29,186	26,137
Other (loss) income:
Provision for credit losses	(53,336)	—
Fee income	522	913
Total other (loss) income	(52,814)	913
Expenses:
Management fees	3,907	3,449
Incentive fees	—	244
Servicing expenses	1,109	773
Other operating expenses	8,553	5,616
Total expenses	13,569	10,082
(Loss) income before income taxes	(37,197)	16,968
Benefit from income taxes	(6)	(1)
Net (loss) income	(37,191)	16,969
Dividends on preferred stock	25	25
Net (loss) income attributable to common stockholders	$(37,216)	$16,944
Basic (loss) earnings per weighted average common share	$(0.68)	$0.35
Diluted (loss) earnings per weighted average common share	$(0.68)	$0.34
Dividends declared per common share	$—	$0.42
Weighted average number of shares of common stock outstanding:
Basic	55,056,411	48,601,431
Diluted	55,056,411	62,256,595
Comprehensive (loss) income:
Net (loss) income attributable to common stockholders	$(37,216)	$16,944
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(3,744)	192
Other comprehensive (loss) income	(3,744)	192
Comprehensive (loss) income attributable to common stockholders	$(40,960)	$17,136

(in thousands)	March 31, 2020	December 31, 2019
Balance Sheet Data:

Loans held-for-investment	$4,251,251	$4,226,212
Total assets	$4,476,878	$4,460,862
Repurchase agreements	$2,072,099	$1,924,021
Securitized debt obligations	$982,312	$1,041,044
Asset-specific financings	$119,062	$116,465
Revolving credit facilities	$38,361	$42,008
Convertible senior notes	$270,031	$269,634
Total stockholders’ equity	$961,059	$1,019,136
Results of Operations
The following analysis focuses on our financial results during the three months ended March 31, 2020 and 2019.
Interest Income
Interest income increased from $58.1 million for the three months ended March 31, 2019 to $64.2 million same period in 2020, due to the origination of 40 commercial real estate loans with a principal balance of $1.5 billion, additional fundings of $260.9 million provided on existing loan commitments and upsizings of $3.7 million, offset by repayments of $730.7 million during the year ended March 31, 2020.
Interest Expense
Interest expense increased from $32.0 million for the three months ended March 31, 2019 to $35.0 million for the same period in 2020, due to increased financing on originations and additional fundings described above.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$4,267,974	$62,549	5.9%	$3,163,419	$55,743	7.0%
Subordinated loans	27,739	710	10.2%	35,735	922	10.3%
Available-for-sale securities	12,798	280	8.8%	12,798	308	9.6%
Held-to-maturity securities	13,672	310	9.1%	26,530	661	10.0%
Other		326			511
Total interest income/net asset yield	$4,322,183	$64,175	5.9%	$3,238,482	$58,145	7.2%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$3,125,388	$30,191	3.9%	$2,141,379	$27,115	5.1%
Subordinated loans	9,371	107	4.6%	9,519	131	5.5%
Available-for-sale securities	8,365	76	3.6%	8,378	92	4.4%
Held-to-maturity securities	9,557	99	4.1%	16,631	205	4.9%
Other unsecured:
Convertible senior notes	269,899	4,516	6.7%	268,369	4,465	6.7%
Total interest expense/cost of funds	$3,422,580	34,989	4.1%	$2,444,276	$32,008	5.2%
Net interest income/spread		$29,186	1.8%		$26,137	2.0%
____________________

(1)	Includes amortization of deferred debt issuance costs.

(2)	Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.

(3)	Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

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
The overall decrease in yields on our investment portfolio for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily driven by a significant decline in short-term interest rates and repayments of loans with higher spreads than those originated in 2019. The overall decrease in cost of funds on our secured borrowings for the three months ended March 31, 2020, as compared to the same period in 2019, was driven by the decline in short-term interest rates, issuance of our second CLO securitization in the first quarter of 2019, which provides us with lower costs of financing relative to our financing facilities, as well as lower cost of funds on our financing facilities on newly originated loans.
Our convertible senior notes due 2022 and 2023 are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Provision for Credit Losses
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, we use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through March 31, 2020, we employed a third-party licensed macroeconomic forecast, over the reasonable projection period, that includes the impact of the COVID-19 pandemic on the overall economy and commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type, and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
The allowance for credit losses related to our portfolio is deducted from the carrying value on the balance sheet, while the allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net income on the condensed consolidated statements of comprehensive (loss) income. The following table presents the components of provision for credit losses for the three months ended March 31, 2020:

Three Months Ended March 31,
(in thousands)	2020
Provision for credit losses on:
Loans held-for-investment	$(45,873)
Available-for-sale securities	(767)
Held-to-maturity securities	(942)
Other liabilities	(5,754)
Total provision for credit losses	$(53,336)

Fee Income
During the three months ended March 31, 2020 and 2019, we recognized $0.5 million and $0.9 million, respectively, in prepayment and other fee income on our portfolio.
Expenses
The following table presents the components of expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands, except share data)	2020	2019
Management fees	$3,907	$3,449
Incentive fees	$—	$244
Servicing expenses	$1,109	$773
Other operating expenses:
Compensation paid to certain officers by our Manager and reimbursed by us (1)	$1,707	$1,364
Other direct and allocated costs paid by our Manager and reimbursed by us	6,054	5,193
Amortization of executive officers’ restricted stock (2)	793	745
All other operating expenses/changes in operating expense accruals	(1)	(1,686)
Total other operating expenses	$8,553	$5,616
Annualized other operating expense ratio	3.4%	2.5%
____________________

(1)
Officers include our principal financial officer, chief operating officer and general counsel. We do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer.

(2)
Equity based compensation expense related to the amortization of restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 15 - Equity Incentive Plan of the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer, secretary and general counsel.

We do not have any employees and are currently externally managed by our Manager under the terms of a management agreement. Under the management agreement, our Manager and its affiliates provide us with the personnel and resources necessary to operate our business in exchange for a management fee and, if applicable, an incentive fee. The management fee is calculated based on our equity with certain adjustments outlined in the management agreement. The incentive fee is calculated based on historical “core earnings” as well as our equity with certain adjustments outlined in the management agreement. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We recently announced that we have agreed to a process with our Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and, therefore, we will no longer pay a management fee. See “Business - Our Manager” in Item 1 and “Risks Relating to Our Relationship With Our Manager” in Item 1A of our Annual Report on Form 10-K.
We also incur servicing expenses related to the servicing of commercial real estate loans and other operating expenses. The increase in servicing expenses during the three months ended March 31, 2020, as compared to the same period in 2019, was driven by the growth of our investment portfolio, as described above. The increase in our operating expense ratio during the three months ended March 31, 2020, as compared to the same period in 2019, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business. Included in other operating expenses are direct and allocated costs incurred by our Manager on our behalf and reimbursed by us, including compensation paid to employees of our Manager serving as our principal financial officer, chief operating officer and general counsel. We reimburse our Manager for our allocable share of the compensation paid by our Manager to its personnel serving as our chief operating officer, principal financial officer and general counsel; we do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer.
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
The following tables provide a summary of our portfolio as of March 31, 2020:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination(3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$5,077,592	$4,314,836	$4,224,962	L+3.52%	L+4.20%	3.1	66.3%	63.8%
Subordinated loans	27,592	27,592	26,289	L+9.50%	L+9.84%	8.2	56.1%	49.9%
CMBS	24,576	24,576	19,155	L+7.07%	L+7.61%	2.8	71.5%	71.4%
Total/Wtd. Avg.	$5,129,760	$4,367,004	$4,270,406	L+3.55%	L+4.23%	3.2	66.3%	63.7%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	$144.3	$113.8	$111.6	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/15	120.0	120.0	117.4	L+3.65%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	81.6	79.5	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	12/19	101.7	81.5	80.1	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	74.9	73.7	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	07/19	94.0	67.5	65.7	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	92.4	68.4	66.4	L+3.45%	L+3.88%	3.0	TX	Hotel	56.1%	48.1%
Senior	12/18	92.0	52.6	51.7	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	10/19	87.8	65.2	63.8	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	05/17	86.8	82.5	81.9	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	01/20	81.8	47.5	46.5	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	80.0	79.4	78.4	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	09/19	75.6	66.5	65.6	L+3.07%	L+3.58%	3.0	NY	Multifamily	62.7%	67.1%
Senior	10/19	75.1	75.1	72.4	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	10/17	74.8	50.3	49.4	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	68.8	65.2	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/16	71.8	68.0	66.7	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	06/16	68.4	62.4	61.6	L+3.87%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	64.4	63.9	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	12/19	65.2	50.2	49.4	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	01/19	64.5	64.5	61.1	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	04/18	64.0	64.0	60.9	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	09/19	60.2	53.7	53.1	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	49.1	48.4	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	58.6	47.3	47.0	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.2	56.2	55.9	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	06/19	55.0	50.0	48.9	L+3.10%	L+3.67%	3.0	AL	Multifamily	69.5%	74.0%
Senior	12/15	54.5	54.5	54.2	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	06/19	54.1	48.8	48.2	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	12/19	52.3	42.2	41.5	L+3.61%	L+4.20%	3.0	NY	Industrial	76.8%	72.4%
Senior	10/18	52.2	49.4	48.7	L+2.70%	L+3.10%	3.0	NJ	Industrial	73.9%	68.8%
Senior	05/17	52.0	52.0	50.8	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/18	51.0	51.0	50.4	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	02/20	50.2	42.0	40.5	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	21.5	21.2	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	08/17	50.0	49.7	49.3	L+3.09%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	05/18	50.0	50.0	49.3	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	10/18	49.1	36.1	35.3	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%
Senior	12/18	49.0	42.9	42.5	L+2.93%	L+3.39%	3.0	NY	Industrial	56.5%	56.3%
Senior	12/17	47.0	40.6	40.0	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	05/18	46.5	32.0	31.7	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	08/19	46.4	39.7	38.8	L+2.84%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/16	46.0	34.9	34.7	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	06/18	46.0	44.4	42.8	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/18	44.8	41.7	41.3	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	05/19	44.1	40.6	40.1	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	10/19	42.9	31.0	30.5	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	08/17	40.0	40.0	35.9	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/18	38.8	33.0	32.9	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/19	37.5	34.6	33.3	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	12/17	37.2	35.3	34.9	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/18	37.1	22.3	21.6	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	29.9	29.4	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	05/17	35.2	31.2	29.8	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	30.3	28.6	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	03/20	34.9	11.7	11.3	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	12/18	34.2	27.5	27.3	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	10/17	34.1	23.7	23.5	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%
Senior	05/17	33.8	29.5	29.2	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.3	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/19	33.7	25.9	25.4	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/20	33.5	24.8	24.5	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	11/19	33.2	27.4	26.9	L+2.70%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	32.0	26.9	26.6	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	10.1	9.8	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	26.1	25.6	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	11/19	31.3	31.1	30.8	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	08/19	31.3	25.0	24.6	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	05/17	30.9	28.7	28.3	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	07/17	30.0	30.0	29.8	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	06/18	29.3	24.9	24.6	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	06/18	29.0	29.0	28.3	L+3.55%	L+3.96%	3.0	TX	Multifamily	74.3%	68.2%
Senior	11/18	28.6	25.4	25.1	L+3.50%	L+4.12%	3.0	TN	Office	61.8%	63.6%
Senior	11/15	28.5	28.5	28.2	L+4.75%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	11/19	27.7	18.5	18.2	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.5	25.9	25.7	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	24.7	23.6	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	06/17	27.0	24.0	23.3	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	23.4	23.1	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	09/17	26.9	23.9	23.1	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	08/19	26.8	23.3	22.9	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	07/17	26.0	24.6	24.4	L+3.15%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	01/18	26.0	26.0	25.0	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	26.0	21.1	20.9	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	06/18	25.9	25.9	25.5	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
Senior	09/18	25.5	22.0	21.6	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	06/19	25.5	25.5	23.5	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/15	25.0	25.0	24.4	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/19	25.0	23.9	23.6	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	07/19	24.0	16.1	15.9	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	23.7	23.2	21.8	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	01/18	23.4	21.1	20.9	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	03/19	23.3	23.3	22.9	L+3.27%	L+3.79%	3.0	WI	Multifamily	72.4%	75.2%
Senior	07/19	23.3	20.0	19.7	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	08/16	23.2	23.2	23.1	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	03/18	23.0	23.0	21.1	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.2	16.7	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	01/19	22.7	22.4	22.2	L+2.99%	L+3.40%	3.0	WI	Multifamily	69.3%	73.5%
Senior	04/18	22.2	21.5	21.4	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	08/17	21.9	18.9	18.7	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	12/18	21.8	10.2	10.1	L+4.44%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	07/17	21.5	21.3	21.3	L+2.98%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	10/18	21.5	18.4	18.2	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	12/18	21.2	19.7	19.5	L+3.42%	L+3.88%	2.0	MN	Multifamily	73.6%	73.7%
Senior	08/17	21.2	21.2	21.1	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	03/19	21.1	19.3	19.0	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.4	19.2	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	06/19	20.9	13.8	13.3	10.00%	14.17%	1.0	FL	Other	39.7%	57.2%
Senior	03/18	19.7	19.7	17.7	L+5.15%	L+5.71%	3.0	CA	Hotel	67.2%	60.0%
Senior	11/18	19.0	15.2	14.9	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	08/19	18.4	18.4	18.2	L+2.97%	L+3.45%	3.0	TN	Multifamily	63.6%	62.1%
Senior	01/19	18.3	17.6	17.3	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	07/18	16.6	11.0	10.6	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	09/18	16.5	16.5	16.4	L+2.85%	L+3.06%	3.0	SC	Multifamily	79.4%	72.2%
Senior	11/18	16.2	16.2	16.0	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Senior	06/19	15.2	10.3	10.1	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Mezzanine	01/17	14.4	14.4	14.1	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	04/19	14.3	12.2	12.0	L+3.75%	L+4.31%	3.0	OH	Multifamily	62.6%	65.4%
CMBS	12/15	12.8	12.8	8.3	L+6.91%	L+7.20%	2.8	Various	Office	65.8%	65.8%
Senior	09/19	12.0	11.1	10.8	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
CMBS	11/15	11.8	11.8	10.8	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Mezzanine	08/15	9.9	9.9	9.2	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	3.3	3.3	3.0	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$5,129.8	$4,367.0	$4,270.4	L+3.55%	L+4.23%	3.2			66.3%	63.7%
____________________

(1)	“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

(2)	Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.

(3)	Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.

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

As of March 31, 2020, our borrowings consisted of repurchase agreements collateralized by loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, securitized debt obligations issued by CLOs and collateralized by pools of loans held-for-investment, asset-specific financings collateralized by loans held-for-investment, a revolving credit facility collateralized by a borrowing base of loans held-for-investment and long-term unsecured convertible senior notes.
As of March 31, 2020, we had outstanding $2.1 billion of repurchase agreements, and the term to maturity ranged from 41 days to approximately 2.8 years. Repurchase agreements had a weighted average borrowing rate of 2.72% and weighted average remaining maturities of 1.7 years as of March 31, 2020.
As of March 31, 2020, we had outstanding $982.3 million of securitized debt obligations with a weighted average borrowing rate of 3.27% and weighted average remaining maturities of 1.2 years.
As of March 31, 2020, we had outstanding $119.1 million of asset-specific financings with a weighted average borrowing rate of 2.5% and weighted average remaining maturities of 1.9 years.
As of March 31, 2020, we had outstanding $38.4 million of revolving credit facilities with a weighted average borrowing rate of 3.3% and weighted average remaining maturities of 83 days. Our revolving credit facility provides intermediate-term bridge or transitional financing for typically around 90 days per loan.
As of March 31, 2020, the total outstanding amount due on convertible senior notes was $270.0 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of March 31, 2020, the notes had a conversion rate of 50.7073 and 48.8496 shares of common stock per $1,000 principal amount of the notes, respectively.
As of March 31, 2020, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, defined as total debt, net of cash, divided by equity, was 3.5:1.0.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and convertible senior notes for the three months ended March 31, 2020, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended March 31, 2020	$3,422,580	$3,481,865	$3,481,865
For the Three Months Ended December 31, 2019	$3,299,023	$3,393,172	$3,393,172
For the Three Months Ended September 30, 2019	$3,015,152	$3,233,053	$3,233,053
For the Three Months Ended June 30, 2019	$2,549,873	$2,731,238	$2,731,238
For the Three Months Ended March 31, 2019	$2,444,276	$2,459,932	$2,586,880

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our target investments and operations, make distributions to our stockholders and other general business needs. We use cash to acquire our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash consist of approved but unused borrowing capacity under our financing sources, the net proceeds of future equity and debt offerings, payments of principal, including loan repayments and prepayments, and interest we receive on our portfolio of assets and cash generated from our operating results.
We continue to monitor the COVID-19 pandemic and its impact on us, our borrowers, sponsors and their properties serving as collateral on our loans, our financing sources and the overall economy. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are highly uncertain, rapidly changing and challenging to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict.
Other than capital markets activities, loan repayments and prepayments are typically our largest source of incremental liquidity. As a result of the COVID-19 pandemic and its impact on the capital markets and overall economy, we currently anticipate the pace of loan repayments and prepayments to slow meaningfully.
We expect that the impact of the COVID-19 pandemic will likely continue to decrease our cash flow from operations as we seek to enter into loan modifications on certain of our loans permitting interest payments to be deferred and/or capitalized, and as we repay borrowings under our secured financing facilities. In addition, we are able to generate incremental liquidity through the reinvestment provisions of the CLO that we closed on in 2019, the FL2 CLO, which allows us to reinvest certain proceeds generated from repayments or prepayments of loans financed through the FL2 CLO by either increasing the principal amount of existing CLO collateral assets or acquiring additional qualified collateral assets to maintain the aggregate amount of collateral assets in the CLO and the related financing outstanding. Because of the COVID-19 pandemic, the pace of any such repayments and prepayments may meaningfully slow.
We are focused on strengthening our balance sheet and enhancing our liquidity position to best position us to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which will cause us to take some or all of the following actions: raise capital from offerings of securities, on a public or private basis, borrow additional capital, post additional capital, sell assets and/or change our dividend practice (which we did for the quarter ended March 31, 2020 by temporarily suspending the payment of dividends of our common stock).
In the future, we may also use other additional sources of financing to fund the origination or acquisition of our target investments, including other financing facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. We may also finance our business through the non-recourse sale of senior loan interests. There can be no assurance that we will be able to consummate any such financing or that they will be on commercially reasonable terms.
We may also seek to raise further equity capital and issue additional debt securities in order to fund our future investments. We may also seek to enhance the returns on our commercial real estate loan portfolio through additional CLOs or other securitizations, if available.
We are party to an equity distribution agreement under which we may sell up to an aggregate of 8,000,000 shares of our common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of March 31, 2020, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three months ended March 31, 2020.
As of March 31, 2020, we held $99.3 million in cash and cash equivalents available to support our operations; $4.3 billion of loans held-for-investment, AFS securities and HTM securities; and $3.5 billion of outstanding debt in the form of repurchase agreements, securitized debt obligations, asset-specific financings, revolving credit facilities and long-term unsecured convertible senior notes. From December 31, 2019 to March 31, 2020, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, increased from 3.3:1.0 to 3.5:1.0 predominantly driven by increased financings on originations. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will not significantly exceed, on a debt-to-equity basis, a 3.5-to-1 ratio on a company basis, however, our leverage may vary depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of March 31, 2020, we held approximately $99.3 million in cash and cash equivalents. A potential additional source of liquidity may be using unused borrowing capacity on our uncommitted financing facilities to finance unpledged commercial real estate loans held-for-investment and unpledged funded loan commitments on our existing loans held-for-investment that are pledged on such facilities. Given the uncommitted nature of such financing facilities, obtaining liquidity on such unpledged loans and unpledged funded loan commitments is at varying degrees of discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2020, we did not experience any material restrictions to our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, asset-specific financings, revolving credit facilities, securitizations, convertible notes, issuance of common stock, potential additional securitizations and similar financing arrangements. We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.

As of March 31, 2020, we had repurchase agreements in place with five counterparties (lenders), an asset-specific financing facility with one counterparty and a revolving credit facility with one counterparty to finance loans held-for-investment. We also had one other direct repurchase agreement in place to finance our CMBS. We continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event, or under a limited number of our repurchase agreements, market events. To cover a margin call, we may transfer cash to such counterparty. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
We are in frequent, constructive dialogue with our secured credit facilities counterparties regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. We have reduced the advance rate on certain assets within these facilities by transferring cash and/or additional unencumbered assets to such counterparties, thereby reducing the amount we are able to borrow against such assets and mitigating risks associated with future margin calls. There can be no assurance that we have adequate capacity to satisfy any potential margin call or that we would be able to enter into amendments to our agreements that prevent a foreclosure on any margin call.
An overview of our facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	March 31, 2020
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	No	$594,545	$5,455	$600,000
Goldman Sachs Bank	May 2, 2021	No	$461,860	$38,140	$500,000
JPMorgan Chase Bank	June 28, 2022	No	$405,505	$44,495	$450,000
Citibank	January 9, 2023	No	$412,812	$87,188	$500,000
Wells Fargo Bank (2)	June 28, 2021	No	$180,456	$94,544	$275,000
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	No	$119,062	$30,938	$150,000
Revolving credit facilities:
Citibank (3)	July 26, 2021	No	$38,361	$36,639	$75,000
____________________

(1)	The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.

(2)	We retain an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.

(3)	We retain an option to increase the maximum facility capacity amount up to $150 million, subject to customary terms and conditions.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2020:

•
Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2020, our unrestricted cash, as defined, was $99.3 million, while 5.0% of our recourse indebtedness, as defined, was $45.9 million.

•
Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of March 31, 2020 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million. As of March 31, 2020, our tangible net worth, as defined, was $1.0 billion.

•
Target asset leverage ratio cannot exceed 77.5% and our total leverage ratio cannot exceed 80.0%. As of March 31, 2020, our target asset leverage ratio, as defined, was 75.2% and our total leverage ratio, as defined, was 78.5%.

•	Minimum interest coverage must be greater than 1.5:1.0. As of March 31, 2020, our minimum interest coverage, as defined, was 1.8:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, asset-specific financings, revolving credit facilities and securitized debt obligations as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Loans held-for-investment	$4,168,312	$4,081,155
Available-for-sale securities, at fair value	8,319	12,830
Held-to-maturity securities	10,836	18,076
Restricted cash	4,302	—
Total	$4,191,769	$4,112,061
Although we generally intend to hold our target investments as long-term investments, we may sell certain of our assets in order to manage our liquidity needs, to meet other operating objectives and to adapt to market conditions. Commercial real estate loans are subject to longer trade timelines than securities and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets may be limited by delays due to the time period needed for negotiating transaction documents and conducting diligence. Consequently, even if we identify a buyer for our commercial real estate loans, there is no assurance that we would be able to quickly sell such assets if the need or desire arises. Additionally, we cannot assure you that the recent economic impact of the COVID-19 pandemic would not make it more difficult to sell certain of our assets or that it would not have a material impact on the value of our assets.
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
The following table provides the maturities of our repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and convertible senior notes, net of deferred debt issuance costs, as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Within one year	$360,113	$709,363
One to three years	2,993,046	2,533,995
Three to five years	128,706	149,814
Five years and over	—	—
Total	$3,481,865	$3,393,172
For the three months ended March 31, 2020, our restricted and unrestricted cash balance decreased approximately $51.9 million to $71.5 million at March 31, 2020. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2020, operating activities decreased our cash balances by approximately $39.3 million, primarily driven by our financial results for the year.

•
Cash flows from investing activities. For the three months ended March 31, 2020, investing activities decreased our cash balances by approximately $76.5 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and held-to-maturity securities.

•
Cash flows from financing activities. For the three months ended March 31, 2020, financing activities increased our cash balance by approximately $64.0 million, primarily driven by net proceeds from repurchase agreements and asset-specific financings, offset by net repayments of securitized debt obligations and revolving credit facilities and dividends paid.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of March 31, 2020, we had unfunded commitments on commercial real estate loans held-for-investment of $762.8 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Dividends
Depending on overall market conditions and our overall financial condition and performance, we intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains. We intend to pay dividends to our stockholders in a manner intended to satisfy the REIT distribution requirements and to avoid both corporate income tax and excise tax. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our required distribution for REIT qualification purposes, we could be required to sell investments or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing economic disruption and capital markets volatility resulting from the COVID-19 pandemic.
Recent Market Conditions
Due to the current COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments, and the economy as a whole have been, and will likely continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial condition and performance, and our liquidities and ability to pay distributions.
The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the U.S. and global economy will perform over the next several months. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic may result in decreases in cash flows to our borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact our results of operations and financial performance. Impending declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

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
The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferrals or abatement, and delays in capital improvements on projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain an active dialogue and strong relationships with our borrowers as part of our overall asset management strategy. Through our asset management process, we focus on addressing potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow strains. Certain of our borrowers have indicated that due to the impact of COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other business challenges. As a result, they have requested temporary deferrals of interest payments or forbearance, or other modifications of their loans. Discussions we have had with our borrowers have addressed potential near-term loan modifications including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests, certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. While no loan modifications of this nature closed as of March 31, 2020 and we generally believe that the principal amount of our loans are generally sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates will decrease net income. As of March 31, 2020, approximately 98.5% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.5% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our current repurchase agreements and securitized debt obligations are primarily floating rate. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2020. All changes in value are measured as the change from our March 31, 2020 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$62	$50	$(872)	$(1,745)
Available-for-sale securities	2	2	(2)	(3)
Held-to-maturity securities	3	2	(2)	(5)
Repurchase agreements	(871)	(439)	439	877
Securitized debt obligations	(318)	(206)	206	412
Asset-specific financings	(49)	(25)	25	50
Revolving credit facilities	(16)	(8)	8	16
Convertible senior notes	(3,385)	(1,678)	1,649	3,271
Total net assets	$(4,572)	$(2,302)	$1,451	$2,873

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$26,908	$14,122	$5,203	$10,406

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2020. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
LIBOR Transition
LIBOR is expected to be discontinued after 2021. As of March 31, 2020, approximately 99.5% of our loans by principal balance/carrying value earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding borrowings (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers or, in severe cases, default. This risk is partially mitigated by various facts we consider during our rigorous underwriting and loan structuring process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of March 31, 2020, none of the commercial real estate loans in our portfolio were non-performing.
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
Real Estate Risk
Our business strategy focuses on commercial real estate related debt investments. As a result, we will be exposed to the risks generally associated with the commercial real estate market, including occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control, including, but not limited to, the impacts of the COVID-19 pandemic discussed above.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of repurchase agreements, asset-specific financings and revolving credit facilities. Should the value of our investments pledged as collateral on our repurchase agreements significantly decrease, including, but not limited to, as a result of the impacts of the COVID-19 pandemic discussed above, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase agreements, including requiring payment by us of our aggregate outstanding financing obligations and / or taking ownership of the loans securing such obligations, potentially of an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our repurchase agreement, asset-specific financing or revolving credit facility counterparties chose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, which such risks are increased as a result of the COVID-19 pandemic and its effects on the global and U.S economies and commercial real estate, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.
In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.
The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the United States and global economy and to our business, and may continue to have an adverse impact on our performance and results of operations.
During the first quarter of 2020, a novel coronavirus, or COVID-19, spread to over 200 countries and territories, as well as to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and limiting operations of non-essential businesses. Such measures are disrupting global supply chains, significantly increasing rates of unemployment and adversely impacting many industries, including the commercial finance and real estate markets in which we compete. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
The outbreak of COVID-19 has had, and may continue to have an adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock, among other things. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even after the outbreak subsides. In particular, our ability to operate successfully could be adversely impacted due to the following:

•
The COVID-19 pandemic could have a significant long-term impact on the broader economy and the commercial real estate market generally, which would negatively impact the value of the assets collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail and other asset classes which have been significantly negatively impacted by the pandemic, particularly due to government-mandated closures and travel restrictions. While we believe the principal amount of our loans are generally adequately protected by the value of the underlying collateral, there can be no assurance that we will realize the entire principal value of certain investments.

•
We are actively engaged in discussions with our borrowers, some of whom have indicated that, due to the impact of the COVID-19 pandemic, they have been unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other negative business consequences. As a result, some borrowers have requested or indicated that they will be requesting interest deferral or forbearance or other modifications of their loans. We therefore anticipate more frequent modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans, which would adversely affect the credit profile of our assets and our results of operations and financial condition.

•
We have repurchase agreements with numerous lenders and are actively engaged in discussions with them, particularly with respect to the effects of the COVID-19 pandemic, around the value of pledged assets as defined in such agreements, our ability to deleverage or finance our future loan funding commitments, the application of certain provisions of such agreements to these circumstances and other structural elements under the agreements. If we do not have sufficient liquidity to make required payments on a timely basis, we would likely experience defaults and potential loss of assets to the lenders unless we are able to raise the funds from alternative sources, including by selling or financing assets or raising capital, or liquidity sources, each of which we may be required to do under adverse market conditions or at an inopportune time or on unfavorable terms, or may be unable to do at all. A default under one agreement may trigger cross-defaults under other agreements. Continued market volatility may further limit our ability to access liquidity sources under favorable terms, or at all. Pledging additional collateral or otherwise paying down facilities to satisfy our lenders and avoid potential margin calls and loan defaults would reduce our cash available to meet subsequent margin calls and/or future funding requests, as well as to make other higher yielding investments, thereby decreasing our liquidity, return on equity, available cash, net income and ability to implement our investment strategy. We also have covenants in some of our debt agreements that require us to maintain a minimum amount of cash, which could impact our ability to satisfy margin calls. If we cannot meet lender requirements related to margin calls or other terms of our credit agreements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds our limit our ability to borrow additional funds, which would materially and adversely affect our financial condition and ability to implement our investment strategy.

•
Because of the impacts of the COVID-19 pandemic on global economies and U.S. commercial real estate, we likely will experience reduced availability of liquidity sources, but our requirements for liquidity, including future loan funding obligations and potential margin calls, likely will not be commensurately reduced. If we do not have funds available to meet our obligations, we would have to raise funds from alternative sources, which may be at unfavorable terms or may not be available to us. We expect that the financial impact of the COVID-19 pandemic will likely adversely affect our liquidity position and could limit our ability to grow our business and successfully execute our business strategy. In order to preserve and build our liquidity to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and potentially make opportunistic new investments, we intend to take some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets and/or change our dividend practice (which we did for the quarter ended March 31, 2020 by temporarily suspending the payment of dividends on our common stock). One or more of these conditions could increase our secured debt or be dilutive to our existing stockholders.

•
Interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19. This can increase the volatility of the fair value of our floating rate loans and also the interest obligations on our floating-rate debt and fair value of our fixed-rate liabilities, which could increase our interest expense.

•
An extended period of remote working by our personnel could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

In addition to the foregoing, we have experienced, and may continue to experience, other negative impacts to our business as a result of the COVID-19 pandemic that further heighten the impact of other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to:

•	lack of liquidity of our investments;

•
the greater risk of loss to which we are exposed in connection with CMBS, CLOs, B-notes, mezzanine loans and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures;

•	risks associated with loans on properties in transition, renovation, restoration or construction;

•	impairment of our investments and harm to our operations from a prolonged economic slowdown, a lengthy or severe recession or declining real estate values;

•	the concentration of our loans and investments in terms of geography, asset types and sponsors;

•	losses resulting from foreclosing on certain of the loans we originate or acquire;

•	downgrades in credit ratings assigned to our investments;

•	investments in non-investment grade rated commercial real estate loans or securities;

•	the difficulty of estimating provisions for loan losses;

•	our debt;

•	risks associated with non-recourse securitizations which we use to finance our loans and investments;

•	losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries;

•	borrower and counterparty risks;

•
if the market value or income potential of our assets decline, we may need to increase our real estate assets and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act;

•
operational impacts on ourselves and our third-party service providers, including loan servicers and other service providers, such as trustees, appraisers and other due diligence vendors and document custodians, related to our investments in commercial real estate debt investments, as well as for general operating purposes;

•	the availability of key personnel of the Manager and our service providers as they face changed circumstances and potential illness during the pandemic; and

•	other risks described in our Annual Report as they may be amended by our periodic filings with the SEC.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and uncertainty with respect to the duration of the global economic slowdown, including the resulting impact on the value of our assets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

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

10.1	Form of Amended and Restated Indemnification Agreement to be entered into by and between Granite Point Mortgage Trust Inc. and certain officers and directors. (filed herewith)
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2020, filed with the SEC on May 11, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 11, 2020	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 11, 2020	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)