Form 10-Q
period 2020-06-30
Granite Point Mortgage Trust Inc.
filed 2020-08-10
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 7, 2020, there were 55,205,082 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Loans held-for-investment	$4,366,757	$4,226,212
Allowance for credit losses	(76,710)	—
Loans held-for-investment, net	4,290,047	4,226,212
Available-for-sale securities, at fair value	12,542	12,830
Held-to-maturity securities	10,788	18,076
Cash and cash equivalents	55,969	80,281
Restricted cash	3,497	79,483
Accrued interest receivable	11,649	11,323
Other assets	31,156	32,657
Total Assets (1)	$4,415,648	$4,460,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$2,030,916	$1,924,021
Securitized debt obligations	983,521	1,041,044
Asset-specific financings	121,242	116,465
Revolving credit facilities	12,589	42,008
Convertible senior notes	270,437	269,634
Dividends payable	25	23,063
Other liabilities	31,582	24,491
Total Liabilities (1)	3,450,312	3,440,726
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 55,205,082 and 54,853,205 shares issued and outstanding, respectively	552	549
Additional paid-in capital	1,051,159	1,048,484
Accumulated other comprehensive (loss) income	—	32
Cumulative earnings	104,680	162,076
Cumulative distributions to stockholders	(192,055)	(192,005)
Total Stockholders’ Equity	964,336	1,019,136
Total Liabilities and Stockholders’ Equity	$4,415,648	$4,460,862
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At June 30, 2020 and December 31, 2019, assets of the VIEs totaled $1,307,455 and $1,387,148, and liabilities of the VIEs totaled $984,230 and $1,042,122, respectively. See Note 3 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans held-for-investment	$60,299	$58,133	$123,558	$114,798
Loans held-for-sale	121	—	121	—
Available-for-sale securities	247	311	527	619
Held-to-maturity securities	236	613	546	1,274
Cash and cash equivalents	41	907	367	1,418
Total interest income	60,944	59,964	125,119	118,109
Interest expense:
Repurchase agreements	14,276	13,529	33,951	30,518
Securitized debt obligations	6,502	13,554	15,936	23,413
Convertible senior notes	4,525	4,491	9,041	8,956
Asset-specific financings	939	598	2,061	598
Revolving credit facilities	320	165	562	860
Total interest expense	26,562	32,337	61,551	64,345
Net interest income	34,382	27,627	63,568	53,764
Other (loss) income:
Provision for credit losses	(14,205)	—	(67,541)	—
Realized losses on sales	(6,894)	—	(6,894)	—
Fee income	—	202	522	1,115
Total other (loss) income	(21,099)	202	(73,913)	1,115
Expenses:
Management fees	3,959	3,763	7,866	7,212
Incentive fees	—	—	—	244
Servicing expenses	1,002	885	2,111	1,658
General and administrative expenses	10,060	5,006	18,613	10,622
Total expenses	15,021	9,654	28,590	19,736
(Loss) income before income taxes	(1,738)	18,175	(38,935)	35,143
Benefit from income taxes	(5)	(2)	(11)	(3)
Net (loss) income	(1,733)	18,177	(38,924)	35,146
Dividends on preferred stock	25	25	50	50
Net (loss) income attributable to common stockholders	$(1,758)	$18,152	$(38,974)	$35,096
Basic (loss) earnings per weighted average common share	$(0.03)	$0.34	$(0.71)	$0.68
Diluted (loss) earnings per weighted average common share	$(0.03)	$0.33	$(0.71)	$0.68
Dividends declared per common share	$—	$0.42	$—	$0.84
Weighted average number of shares of common stock outstanding:
Basic	55,158,283	53,953,634	55,107,347	51,292,318
Diluted	55,158,283	67,624,395	55,107,347	51,292,318
Comprehensive income (loss):
Net (loss) income attributable to common stockholders	$(1,758)	$18,152	$(38,974)	$35,096
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	3,712	32	(32)	224
Other comprehensive income (loss)	3,712	32	(32)	224
Comprehensive income (loss)	$1,954	$18,184	$(39,006)	$35,320
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2018	43,621,174	$436	$836,288	$(192)	$91,875	$(100,876)	$827,531
Cumulative effect of adoption of new accounting principle	—	—	13	—	(13)	—	—
Adjusted balance, January 1, 2019	43,621,174	436	836,301	(192)	91,862	(100,876)	827,531
Net income	—	—	—	—	16,969	—	16,969
Other comprehensive income before reclassifications	—	—	—	192	—	—	192
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	192	—	—	192
Issuance of common stock, net of offering costs	8,291,829	83	157,145	—	—	—	157,228
Common dividends declared	—	—	—	—	—	(21,913)	(21,913)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	258,918	3	1,146	—	—	—	1,149
Balance, March 31, 2019	52,171,921	522	994,592	—	108,831	(122,814)	981,131
Net income	—	—	—	—	18,177	—	18,177
Other comprehensive income before reclassifications	—	—	—	32	—	—	32
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	32	—	—	32
Issuance of common stock, net of offering costs	2,663,095	27	50,150	—	—	—	50,177
Common dividends declared	—	—	—	—	—	(23,039)	(23,039)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	18,189	—	1,283	—	—	—	1,283
Balance, June 30, 2019	54,853,205	$549	$1,046,025	$32	$127,008	$(145,878)	$1,027,736

Balance, December 31, 2019	54,853,205	$549	$1,048,484	$32	$162,076	$(192,005)	$1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	1,048,484	32	143,604	(192,005)	1,000,664
Net loss	—	—	—	—	(37,191)	—	(37,191)
Other comprehensive loss before reclassifications	—	—	—	(4,511)	—	—	(4,511)
Amounts reclassified from accumulated other comprehensive income	—	—	—	767	—	—	767
Net other comprehensive loss	—	—	—	(3,744)	—	—	(3,744)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	283,680	3	1,352	—	—	—	1,355
Balance, March 31, 2020	55,136,885	552	1,049,836	(3,712)	106,413	(192,030)	961,059
Net loss	—	—	—	—	(1,733)	—	(1,733)
Other comprehensive income before reclassifications	—	—	—	4,223	—	—	4,223
Amounts reclassified from accumulated other comprehensive income	—	—	—	(511)	—	—	(511)
Net other comprehensive income	—	—	—	3,712	—	—	3,712
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	68,197	—	1,323	—	—	—	1,323
Balance, June 30, 2020	55,205,082	$552	$1,051,159	$—	$104,680	$(192,055)	$964,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(38,924)	$35,146
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(9,321)	(7,897)
Amortization of deferred debt issuance costs on convertible senior notes and securitized debt obligations	3,280	3,882
Provision for credit losses	67,541	—
Realized losses on sales	6,894	—
Equity based compensation	2,678	2,432
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(326)	344
Decrease (increase) in other assets	1,501	(9,483)
(Decrease) increase in other liabilities	(1,018)	4,238
Net cash provided by operating activities	32,305	28,662
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(257,004)	(688,044)
Proceeds from repayment of loans held-for-investment	106,115	303,737
Principal payments on held-to-maturity securities	6,350	4,676
Proceeds from sales of loans held-for-sale	12,771	—
Net cash used in investing activities	(131,768)	(379,631)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	310,471	500,127
Principal payments on repurchase agreements	(203,576)	(746,643)
Proceeds from issuance of securitized debt obligations	—	646,868
Principal payments on securitized debt obligations	(60,000)	(171,000)
Proceeds from asset-specific financings	4,777	75,060
Proceeds from revolving credit facilities	38,361	48,697
Repayment of revolving credit facilities	(67,780)	(123,697)
Proceeds from issuance of common stock, net of offering costs	—	207,405
Dividends paid on preferred stock	(50)	(50)
Dividends paid on common stock	(23,038)	(40,234)
Net cash (used in) provided by financing activities	(835)	396,533
Net (decrease) increase in cash, cash equivalents and restricted cash	(100,298)	45,564
Cash, cash equivalents and restricted cash at beginning of period	159,764	123,423
Cash, cash equivalents and restricted cash at end of period	$59,466	$168,987
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$63,350	$64,534
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$19,665	$—
Dividends declared but not paid at end of period	$25	$23,064
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2020 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2020 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. Over the course of the first half of 2020, a global outbreak of a novel strain of coronavirus, or COVID-19, has taken place. The outbreak has spread around the world, including to every state in the United States. As a result of the pandemic, numerous countries, including the United States, have declared national emergencies. Such actions have created significant macroeconomic disruptions and adversely impacted many industries. The outbreak could have a continued adverse impact on macroeconomic and market conditions, and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on macroeconomic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020. However, the significant degree of uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company’s actual results could ultimately differ from its estimates and the differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three and six months ended June 30, 2020.
Loans Held-for-Sale
The Company classifies certain loans as held-for-sale based on management’s intent to sell or otherwise dispose of them. Loans held-for-sale are reported at the lower of amortized cost or fair value. Fair value is determined under the guidance of ASC 820. Interest income on loans held-for-sale is recognized at the loan coupon rate and recorded on the consolidated statements of comprehensive income.
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
The Company elected not to measure an allowance for credit losses on accrued interest receivable when the accrued interest is due within 90 days. The Company generally writes off accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized within provision for credit losses in the condensed consolidated statements of comprehensive income. Accrued interest receivable includes deferred interest that may be collected at the loan maturity or past 90 days, and an allowance for credit losses has been included as part of the loan’s amortized cost. The Company did not write-off any accrued interest receivable during the three and six months ended June 30, 2020.
The Company’s implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast, and model controls was developed to support the CECL process. The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in the Company’s investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, (iv) selecting the forecast for macroeconomic conditions, and (v) determining the reasonable and supportable forecast period.
Considering the lack of historical company data related to any realized loan losses since its inception, the Company elected to estimate its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2019 for over 100,000 commercial real estate loans. At the time of adoption of ASU No. 2016-13, in determining its initial allowance for credit losses estimate, the Company employed a third-party licensed macroeconomic forecast that largely reflected management’s views at the time and projected a stable overall economic scenario over the reasonable projection period. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as DSCR, LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
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
____________________
(1)Represents expected loss on unfunded commitments.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Loans held-for-investment	$1,319,151	$1,301,369
Allowance for credit losses	(20,674)	—
Loans held-for-investment, net	1,298,477	1,301,369
Restricted cash	192	76,093
Other assets	8,786	9,686
Total Assets	$1,307,455	$1,387,148
Securitized debt obligations	$983,521	$1,041,044
Other liabilities	709	1,078
Total Liabilities	$984,230	$1,042,122
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include commercial mortgage-backed securities, or CMBS, which are classified within AFS securities, at fair value, and held-to-maturity, or HTM, securities on the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the carrying value, net of allowance for credit losses, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $23.3 million and $30.9 million, respectively.
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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$4,364,056	$12,894	$14,343	$4,391,293
Unamortized (discount) premium	(108)	—	—	(108)
Unamortized net deferred origination fees	(24,431)	3	—	(24,428)
Allowance for credit losses	(74,647)	(1,776)	(287)	(76,710)
Carrying value	$4,264,870	$11,121	$14,056	$4,290,047
Unfunded commitments	$677,674	$—	$—	$677,674
Number of loans	118	2	1	121
Weighted average coupon	5.1%	10.4%	8.0%	5.1%
Weighted average years to maturity (2)	1.4	1.3	6.6	1.4

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2019
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$4,229,194	$13,503	$14,448	$4,257,145
Unamortized (discount) premium	(124)	—	—	(124)
Unamortized net deferred origination fees	(30,788)	(21)	—	(30,809)
Carrying value	$4,198,282	$13,482	$14,448	$4,226,212
Unfunded commitments	$748,878	$—	$—	$748,878
Number of loans	117	2	1	120
Weighted average coupon	5.4%	11.7%	8.0%	5.4%
Weighted average years to maturity (2)	1.8	2.0	7.1	1.8
____________________
(1)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Based on contractual maturity date. Certain loans are subject to contractual extension options with such conditions stipulated in the applicable loan documents. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment fee. The Company may also extend contractual maturities in connection with loan modifications.

(dollars in thousands)	June 30, 2020		December 31, 2019
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,822,072	42.5%	$1,779,173	42.0%
Multifamily	1,082,763	25.2%	1,058,708	25.1%
Hotel	642,342	15.0%	640,503	15.2%
Retail	394,498	9.2%	398,742	9.4%
Industrial	309,833	7.2%	312,637	7.4%
Other	38,539	0.9%	36,449	0.9%
Total	$4,290,047	100.0%	$4,226,212	100.0%

(dollars in thousands)	June 30, 2020		December 31, 2019
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,164,887	27.2%	$1,196,767	28.4%
Southwest	882,459	20.6%	923,519	21.8%
West	802,555	18.7%	735,416	17.4%
Midwest	718,235	16.7%	700,778	16.6%
Southeast	721,911	16.8%	669,732	15.8%
Total	$4,290,047	100.0%	$4,226,212	100.0%
At June 30, 2020 and December 31, 2019, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $4.2 billion and $4.1 billion, respectively, as collateral for repurchase agreements, an asset-specific financing facility, a revolving credit facility and securitized debt obligations. See Note 9 - Collateralized Borrowings and Note 10 - Securitized Debt Obligations.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$4,251,251	$3,292,989	$4,226,212	$3,167,913
Originations, acquisitions and additional fundings	72,591	415,997	260,013	695,691
Repayments	(3,976)	(148,417)	(106,115)	(303,737)
Transfers to loans held-for-sale	(19,665)	—	(19,665)	—
Net discount accretion (premium amortization)	8	7	16	20
Increase in net deferred origination fees	(556)	(4,527)	(3,009)	(7,647)
Amortization of net deferred origination fees	4,539	4,068	9,305	7,877
Allowance for credit losses	(14,145)	—	(76,710)	—
Balance at end of period	$4,290,047	$3,560,117	$4,290,047	$3,560,117
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments, the Company continues to use a probability-weighted analytical model. Given the highly uncertain current macroeconomic environment and the lack of clarity on the near-term outlook for the overall U.S. economy as a result of the COVID-19 pandemic, in determining its allowance for credit losses estimate through June 30, 2020, the Company employed an updated third-party provided macroeconomic forecast over the reasonable projection period. This forecast is generally updated on a quarterly basis and reflects the impact of the COVID-19 pandemic on the overall U.S. economy, commercial real estate markets generally and is not specific to any loans in its portfolio. These estimates may change in future periods based on available future macro-economic data and might results in a material change in the Company’s future estimates of expected credit losses for its loan portfolio. Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets, and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses has been materially and adversely impacted. Estimates made by management are necessarily subject to change due to the lack of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects. See Note 2 - Use of Estimates for further discussion of COVID-19. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining contractual loan term, property type and others. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2020, the Company recognized $8.1 million in other liabilities related to the allowance for credit losses on unfunded commitments. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income on the Company’s condensed consolidated statements of comprehensive (loss) income.
The following table presents the changes for the three and six months ended June 30, 2020 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020	2020
Balance at beginning of period	$62,565	$16,692
Provision for credit losses	14,145	60,018
Writeoffs	—	—
Recoveries of amounts previously written off	—	—
Balance at end of period	$76,710	$76,710

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
For the three months ended June 30, 2020, the Company’s estimate of expected credit losses further increased primarily due to the continued sharply recessionary macroeconomic forecast employed in the Company’s loss estimation model stemming from the ongoing impact of the COVID-19 pandemic.
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. No loan was placed on nonaccrual status during the quarters ended June 30, 2020 and March 31, 2020, and at December 31, 2019. With the passage of time and continuation of the COVID-19 pandemic, certain borrowers may become delinquent for more than 90 days which may result in certain loans being placed on nonaccrual status during the third quarter of 2020 and later periods.
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
1 –Lower Risk
2 –Average Risk
3 –Acceptable Risk
4 –Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of probability of default or principal loss.
5 –Loss Likely: A loan that has a significantly increased probability of default or principal loss.
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020			December 31, 2019
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$173,494	$172,186	9	$293,191	$292,270
2	70	2,508,630	2,475,443	100	3,661,077	3,632,528
3	27	890,835	865,772	9	243,127	241,901
4	18	818,334	776,646	2	59,750	59,513
5	—	—	—	—	—	—
Total	121	$4,391,293	$4,290,047	120	$4,257,145	$4,226,212
For the three months ended June 30, 2020, the Company downgraded 35 loans with a total principal balance of $1.5 billion in response to the continued adverse impact on the overall economy, commercial real estate and capital markets, as well as specific borrowers and their properties stemming from the ongoing COVID-19 pandemic.
As of December 31, 2019 (prior to the adoption of ASU 2016-13), the Company had not identified any impaired loans and it had not recorded any allowances for losses as it was not deemed probable that the Company would not be able to collect all amounts due pursuant to the contractual terms of the loans.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment as of June 30, 2020 by risk rating and year of origination:

	June 30, 2020
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1 (Low Risk)	$—	$—	$117,510	$21,393	$33,283	$—	$172,186
2 (Average Risk)	73,459	1,118,870	594,483	418,305	188,227	82,099	2,475,443
3 (Acceptable Risk)	11,823	346,911	257,580	238,337	—	11,121	865,772
4 (Higher Risk)	40,364	164,507	249,086	181,459	—	141,230	776,646
5 (Loss Likely)	—	—	—	—	—	—	—
Total	$125,646	$1,630,288	$1,218,659	$859,494	$221,510	$234,450	$4,290,047
As of June 30, 2020 and December 31, 2019, the Company had not identified any loans that were past-due, in nonaccrual status, or in maturity default. Additionally, during the six months ended June 30, 2020, the Company did not enter into any loan modifications which were classified as troubled debt restructuring.
Note 5. Available-for-Sale Securities
The following table presents the components of the carrying value of AFS securities as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Face value	$12,798	$12,798
Unamortized premium (discount)	—	—
Allowance for credit losses	(256)	—
Gross unrealized gains	—	32
Gross unrealized losses	—	—
Carrying value	$12,542	$12,830
On June 30, 2020, the Company’s AFS securities had contractual maturities of less than one year.
At June 30, 2020 and December 31, 2019, the Company pledged AFS securities with a carrying value of $12.5 million and $12.8 million, respectively, as collateral for repurchase agreements. See Note 9 - Collateralized Borrowings.
At both June 30, 2020 and December 31, 2019, none of the Company’s AFS securities were in an unrealized loss position.
Note 6. Held-to-Maturity Securities
The following table presents the components of the carrying value of HTM securities as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Face value	$11,726	$18,076
Unamortized premium (discount)	—	—
Allowance for credit losses	(938)	—
Carrying value	$10,788	$18,076
On June 30, 2020, the Company’s HTM securities had contractual maturities of less than one year.
At June 30, 2020 and December 31, 2019, the Company pledged HTM securities with a carrying value of $10.8 million and $18.1 million, respectively, as collateral for repurchase agreements. See Note 9 - Collateralized Borrowings.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support investment activities. As of June 30, 2020 and December 31, 2019, the Company had $3.3 million and $3.4 million, respectively, as collateral for repurchase agreements and by counterparties to support investment activities. In addition, as of June 30, 2020 and December 31, 2019, the Company held $0.2 million and $76.1 million, respectively, in restricted cash representing proceeds from principal paydowns of loans held in the CLOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$55,969	$80,281
Restricted cash	3,497	79,483
Total cash, cash equivalents and restricted cash	$59,466	$159,764
Note 8. Fair Value
Fair Value Measurements
ASC 820, Fair Value Measurements, or ASC 820, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., market-based or observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs) resulting in the use of management assumptions. Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.
ASC 820 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:
Level 1Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.
Level 2Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.
Level 3Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies or similar techniques that require significant judgment or estimation.
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

	Recurring Fair Value Measurements
	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,542	$—	$12,542
Total assets	$—	$12,542	$—	$12,542

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,830	$—	$12,830
Total assets	$—	$12,830	$—	$12,830
Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. The Company did not incur transfers between Levels for the three and six months ended June 30, 2020 and 2019.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value for financial instruments:
•Loans held-for-investment are carried at cost, net of any unamortized acquisition premiums or discounts, loan fees, origination costs and allowance for credit losses, as applicable. The Company estimates the fair value of its loans held-for-investment by assessing any changes in market interest rates, credit spreads for loans of comparable risk as corroborated by inquiry of other market participants, shifts in credit profiles and actual operating results for mezzanine loans and senior loans, taking into consideration such factors as underlying property type, property competitive position within its market, market and submarket fundamentals, tenant mix, nature of business plan, sponsorship, extent of leverage and other loan terms. The Company categorizes the fair value measurement of these assets as Level 3.
•AFS securities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.
•HTM securities, which are comprised of CMBS, are carried at cost, net of any unamortized acquisition premiums or discounts and allowance for credit losses. In determining the fair value of the Company’s CMBS HTM, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company categorizes the fair value measurement of these assets as Level 2.
•Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
•The carrying value of repurchase agreements, asset-specific financings and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase agreements and asset-specific financings have floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
•Securitized debt obligations are recorded at outstanding principal, net of any unamortized deferred debt issuance costs. In determining the fair value of its securitized debt obligations, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company categorizes the fair value measurement of these liabilities as Level 2.
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2020. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$4,290,047	$4,250,847	$4,226,212	$4,261,612
Available-for-sale securities	$12,542	$12,542	$12,830	$12,830
Held-to-maturity securities	$10,788	$11,374	$18,076	$18,076
Cash and cash equivalents	$55,969	$55,969	$80,281	$80,281
Restricted cash	$3,497	$3,497	$79,483	$79,483
Liabilities
Repurchase agreements	$2,030,916	$2,030,916	$1,924,021	$1,924,021
Securitized debt obligations	$983,521	$941,262	$1,041,044	$1,050,912
Asset-specific financings	$121,242	$121,242	$116,465	$116,465
Revolving credit facilities	$12,589	$12,589	$42,008	$42,008
Convertible senior notes	$270,437	$205,983	$269,634	$283,332
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s collateralized borrowings outstanding as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$535,482	$64,518	$600,000	$743,836	2.4%
Goldman Sachs Bank	May 2, 2021	468,741	31,259	500,000	653,298	2.5%
JPMorgan Chase Bank	June 28, 2022	421,626	28,374	450,000	584,566	2.2%
Citibank	January 9, 2023	416,688	83,312	500,000	526,310	1.9%
Wells Fargo Bank (2)	June 28, 2021	176,526	98,474	275,000	243,810	2.0%
JPMorgan Chase Bank	July 8, 2020	11,853	NA	NA	23,330	4.5%
Total/Weighted Average		$2,030,916	$305,937	$2,325,000	$2,775,150
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$121,242	$28,758	$150,000	$149,880	2.0%
Revolving credit facilities:
Citibank (3)	July 26, 2021	$12,589	$62,411	$75,000	$42,164	2.4%

	December 31, 2019
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$556,887	$43,113	$600,000	$740,791	3.9%
Goldman Sachs Bank	May 2, 2020	405,057	94,943	500,000	541,640	3.8%
JPMorgan Chase Bank	June 28, 2022	408,819	41,181	450,000	553,020	3.7%
Citibank	July 15, 2022	339,888	60,112	400,000	432,867	3.4%
Wells Fargo Bank (2)	June 28, 2021	194,113	80,887	275,000	286,672	3.5%
JPMorgan Chase Bank	February 10, 2020	19,257	NA	NA	30,906	4.1%
Total/Weighted Average		$1,924,021	$320,236	$2,225,000	$2,585,896
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$116,465	$33,535	$150,000	$144,322	3.5%
Revolving credit facilities:
Citibank (3)	July 26, 2021	$42,008	$32,992	$75,000	$80,473	4.0%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of June 30, 2020, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(3)As of June 30, 2020, the Company retained an option to increase the maximum facility capacity amount up to $150 million, subject to customary terms and conditions.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At June 30, 2020, the Company’s collateralized borrowings outstanding had the following remaining maturities:

	June 30, 2020
(dollars in thousands)	Repurchase Agreements	Asset-Specific Financings	Revolving Credit Facilities	Total Amount Outstanding
Within one year	$1,192,602	$—	$12,589	$1,205,191
One to three years	838,314	121,242	—	959,556
Three to five years	—	—	—	—
Five years and over	—	—	—	—
Total	$2,030,916	$121,242	$12,589	$2,164,747
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$535,482	$215,466	22%	0.99	$556,887	$185,022	18%	1.49
JPMorgan Chase Bank	433,479	184,124	19%	1.94	428,076	156,764	15%	2.39
Goldman Sachs Bank	468,741	190,731	20%	0.84	405,057	137,326	13%	0.34
Citibank	416,688	113,880	12%	2.53	339,888	93,553	9%	2.54
Wells Fargo Bank	176,526	69,141	7%	0.99	194,113	93,004	9%	1.49
Total	$2,030,916	$773,342			$1,924,021	$665,669
____________________
(1)Represents the excess of the carrying amount or market value of the loans held-for-investment, AFS securities and HTM securities pledged as collateral for repurchase agreements, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
The Company does not anticipate any defaults by its financing counterparties, although there can be no assurance that one or more defaults will not occur.
Note 10. Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CLOs, which are consolidated on the Company’s condensed consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLOs. The securitized debt obligations issued by the CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the outstanding amount due on securitized debt obligations was $983.5 million and $1.0 billion, net of deferred issuance costs, respectively, with a weighted average interest rate of 1.81% and 3.32%, respectively.
Note 11. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2020, the notes had a conversion rate of 50.7073 shares of common stock per $1,000 principal amount of the notes.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2020, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of June 30, 2020 and December 31, 2019 was $270.4 million and $269.6 million, respectively, net of deferred issuance costs.
Note 12. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2020:
Impact of COVID-19. Due to the current COVID-19 pandemic in the United States and globally, the Company’s borrowers and their tenants, property sponsors, the properties securing our investments and the overall economy have been, and will continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and the full extent of its impact on the global economy generally, and the Company’s borrowers and their tenants, cash flows and future results of operations could be significant, and will largely depend on future developments, which are highly uncertain and unpredictable, including new information, which may emerge, concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, businesses, governments and capital markets. As of June 30, 2020, no contingencies have been recorded on the Company’s condensed consolidated balance sheet as a result of COVID-19. However, as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations and cash flows. See Note 2 - Use of Estimates for further discussion of COVID-19.
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
The initial term of the management agreement expired on June 28, 2020, and now automatically renews for successive one-year terms annually until terminated in accordance with the terms of the agreement. Upon termination of the management agreement by the Company without cause or by the Manager due to the Company’s material breach of the management agreement, the Company is required to pay a termination fee equal to three times the sum of the average annual base management fee and average annual incentive compensation, in each case earned by the Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. In connection with this process, the Company and the Manager have entered into a confidential, binding arbitration to determine any amounts payable by the Company to the Manager in consideration of the Manager’s agreement to terminate the management agreement and the Manager’s undertaking of other obligations pursuant to an internalization agreement to be entered into between the Company and the Manager following the conclusion of the arbitration process. The arbitral hearing has been delayed based on the COVID-19 pandemic, and the Company currently expects that the hearing will take place during the third or fourth quarter of 2020.
Due to the ongoing arbitration process, the Company and the Manager have not yet executed and delivered a final agreement and definitive documentation, nor has the arbitration panel determined any amounts payable by the Company to the Manager, and the Company and the Manager have not yet agreed on a date by which the internalization may be completed. The Company cannot provide any assurance that the internalization will be consummated. As of June 30, 2020, the Company’s consolidated financial statements do not recognize a contingency liability under ASC 450 because, given the inherent uncertainty of the arbitration process, management does not believe the amount of the loss or expense related to the internalization is reasonably estimable. Once the loss or expense may be reasonably estimable and management believes the internalization is a “probable” future event that may result in a loss or expense to the Company, the Company may recognize in the consolidated financial statements a contingency liability and resulting loss in such period. If the internalization is completed, the management agreement will be terminated and therefore the Company will no longer pay a management fee or reimburse expenses.
Employment contracts. The Company does not directly employ any personnel. Instead, the Company relies on the resources of the Manager and its affiliates to conduct the Company’s operations. See Management Agreement above.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual is required as of June 30, 2020.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of June 30, 2020 and December 31, 2019, the Company had unfunded loan commitments of $677.7 million and $748.9 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans, which have a weighted average future funding period of approximately three years. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies and the U.S. commercial real estate market, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the three and six months ended June 30, 2020, the Company declared dividends to the preferred stockholder of $25,000 and $50,000, respectively. During the three and six months ended June 30, 2019, the Company declared dividends to the preferred stockholder of $25,000 and $50,000, respectively.
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
As of June 30, 2020, the Company had 55,205,082 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the six months ended June 30, 2020 and 2019:

Number of common shares
Common shares outstanding, December 31, 2018	43,621,174
Issuance of common stock	10,954,924
Issuance of restricted stock (1)	277,107
Common shares outstanding, June 30, 2019	54,853,205

Common shares outstanding, December 31, 2019	54,853,205
Issuance of common stock	—
Issuance of restricted stock (1)	351,877
Common shares outstanding, June 30, 2020	55,205,082
____________________
(1)Represents shares of restricted stock granted under the Company’s 2017 Equity Incentive Plan, net of forfeitures. See Note 15 - Equity Incentive Plan for additional information.
Distributions to Stockholders
As a result of the unprecedented market conditions and uncertainty caused by the COVID-19 pandemic, the Company has temporarily suspended the payment of dividends on its common stock in order to conserve available liquidity. The Company will continue to evaluate its dividend policy in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain REIT status. The following table presents cash dividends declared by the Company on its common stock from December 31, 2018 through June 30, 2020:

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of June 30, 2020, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million, of which 2,663,095 and 3,077,424 shares were sold for net proceeds of $50.3 million and $58.1 million during the three and six months ended June 30, 2019, respectively. Additionally, the Company received a base management fee reimbursement from the Manager of $0.1 million and $0.1 million for stock sold under the equity distribution agreement during the three and six months ended June 30, 2019, respectively. No shares were sold during the three and six months ended June 30, 2020.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income at June 30, 2020 and December 31, 2019 was as follows:

(in thousands)	June 30, 2020	December 31, 2019
Available-for-sale securities
Unrealized gains	$—	$32
Unrealized losses	—	—
Accumulated other comprehensive (loss) income	$—	$32
Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive (loss) income to net (loss) income upon the recognition of any provision for credit losses as the allowance for credit losses on individual AFS securities is increased or decreased. For the three and six months ended June 30, 2020, the Company reclassified $0.5 million and $0.3 million, respectively, of unrealized losses on AFS securities out of accumulated other comprehensive (loss) income to provision for credit losses on the condensed consolidated statement of comprehensive (loss) income. The Company did not record any reclassifications out of accumulated other comprehensive (loss) income during the three and six months ended June 30, 2019.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
During the six months ended June 30, 2020 and 2019, the Company granted 69,720 and 18,189 shares of common stock, respectively, to its independent directors as compensation for their service on the Company’s board of directors, pursuant to the terms of the Plan. The estimated fair value of these awards was $5.02 and $19.24 per share, respectively, on the grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The shares have a one year vesting period.
Additionally, during the six months ended June 30, 2020 and 2019, the Company granted 297,769 and 258,918 shares of restricted common stock, respectively, to key employees of the Manager and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $18.47 and $19.31 per share, respectively, on the grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants to such employees of the Manager vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	461,371	$18.75	321,134	$18.04
Granted	367,489	15.92	277,107	19.31
Vested	(221,616)	(18.75)	(136,870)	(18.20)
Forfeited	(15,612)	(18.68)	—	—
Outstanding at End of Period	591,632	$16.99	461,371	$18.75
For the three and six months ended June 30, 2020, the Company recognized compensation related to restricted common stock of $1.3 million and $2.7 million, respectively. For the three and six months ended June 30, 2019, the Company recognized compensation related to restricted common stock of $1.3 million and $2.4 million, respectively.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 17. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to common stockholders - basic	$(1,758)	$18,152	$(38,974)	$35,096
Interest expense attributable to convertible notes (1)	—	4,474	—	—
Net (loss) income attributable to common stockholders - diluted	$(1,758)	$22,626	$(38,974)	$35,096
Denominator:
Weighted average common shares outstanding	54,559,798	53,446,531	54,529,399	50,810,687
Weighted average restricted stock shares	598,485	507,103	577,948	481,631
Basic weighted average shares outstanding	55,158,283	53,953,634	55,107,347	51,292,318
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	13,670,761	—	—
Diluted weighted average shares outstanding	55,158,283	67,624,395	55,107,347	51,292,318
(Loss) earnings per share
Basic	$(0.03)	$0.34	$(0.71)	$0.68
Diluted	$(0.03)	$0.33	$(0.71)	$0.68
____________________
(1)Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.
For the three and six months ended June 30, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $4.5 million and $9.0 million, respectively, of interest expense, net of nondiscretionary adjustment for the assumed change in the management fee calculation, and 13,717,782 and 13,717,782 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
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
Note 18. Related Party Transactions
The Company does not have any employees and is currently externally managed by the Manager under the terms of a management agreement. Under the management agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company pays the Manager a base management fee that is equal to 1.5% of the Company’s equity, as defined in the management agreement, on an annualized basis. The Company incurred $4.0 million and $7.9 million, respectively, as a management fee to the Manager for the three and six months ended June 30, 2020, and $3.8 million and $7.2 million, respectively, as a management fee to the Manager for the three and six months ended June 30, 2019.
In addition, incentive fees, if earned, are payable to the Company’s Manager, as defined in the management agreement. No incentive fees were incurred for the three and six months ended June 30, 2020 or the three months ended June 30, 2019. The Company incurred $0.2 million as an incentive fee to the Manager for the six months ended June 30, 2019. See further discussion of the base management fee and incentive fee calculations in Note 12 - Commitments and Contingencies and further discussion of base management fee reimbursements for common stock sold under the Company’s equity distribution agreement in Note 14 - Stockholder’s Equity.
On March 2, 2020, the Company announced that it has agreed to a process with the Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and therefore the

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Company will no longer pay a management fee or reimburse expenses. See further discussion of the related arbitration in Note 12 - Commitments and Contingencies.
The Company reimburses the Manager for certain direct and allocated costs incurred by the Manager on behalf of the Company. During the three and six months ended June 30, 2020, direct and allocated costs totaled approximately $1.5 million and $9.3 million, respectively. During the three and six months ended June 30, 2019, direct and allocated costs totaled approximately $1.7 million and $8.3 million, respectively.
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
The Company recognized $1.3 million and $2.7 million of compensation during the three and six months ended June 30, 2020, respectively, and $1.3 million and $2.4 million of compensation during the three and six months ended June 30, 2019, respectively, related to restricted common stock issued to employees of the Manager and the Company’s independent directors pursuant to the Plan. See Note 15 - Equity Incentive Plan for additional information.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.
Note 19. Subsequent Events
In order to enhance the Company’s liquidity position given the current highly uncertain macroeconomic and capital markets environment caused by the COVID-19 pandemic, the Company engaged in the following transactions subsequent to June 30, 2020:
Investment Portfolio Activity
On July 30, 2020, the Company sold senior floating rate loans with aggregate total loan commitments of approximately $206.3 million and total unpaid principal balance of approximately $190.9 million, for a total sale price of approximately $181.4 million. The total amortized cost, net of allowance for credit losses, of these loans held-for-investment was $188.8 million as of June 30, 2020.
Financing Activity
On July 2, 2020, the Company entered into an amendment to the repurchase financing facility with JPMorgan Chase Bank, N.A. This amendment, among other things, increased the maximum facility amount by approximately $54.1 million to a total maximum facility amount of $504.1 million during an upsize period that ends on November 2, 2020, with an option to extend such upsize to December 31, 2020, subject to the terms and conditions of the amendment.
Events subsequent to June 30, 2020 were evaluated through the date these financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
On March 2, 2020, we announced that we have agreed to a process with our Manager to internalize our management function. For further discussion of the related arbitration, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. In connection with the completion of the internalization, we expect to continue to be managed by our strong senior management team along with other personnel providing services to us, who are currently employed by our Manager, and to whom the independent members of our board of directors expect to extend offers of employment. There can be no assurance that the internalization will be consummated. See “Risk Factors - Risks Related to Our Relationship With Our Manager” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Pandemic
As a result of the global COVID-19 pandemic, numerous countries, including the United States, have declared national emergencies and have reacted by instituting quarantines, restrictions on travel and temporarily closing non-essential businesses, including offices and hotels. Many states in the U.S. instituted varying degrees of “shelter-in-place” guidelines or orders and other measures designed to mitigate the impact of COVID-19. Such actions have resulted in significant macroeconomic disruptions and have adversely impacted many industries. In response, the U.S. government has implemented unprecedented actions, such as economic stimulus and interest rate cuts. However, the outbreak could have a continued adverse impact on macroeconomic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular due to the uncertainties created by the COVID-19 pandemic, including its impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and estimates are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Risk Factors.” These risks may also be further heightened by the continued impact of the COVID-19 pandemic. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. Important factors, among others, that may affect our actual results include:
•the severity and duration of the ongoing COVID-19 pandemic;
•potential risks and uncertainties relating to the ultimate geographic spread of COVID-19;
•actions taken by governmental authorities to contain the COVID-19 outbreak or to mitigate its impact;
•the potential negative impacts of COVID-19 on the global economy, including the sudden severe rise in unemployment, and the impacts of COVID-19 on our financial condition, business operations and value of our assets, as well as the financial condition and operations of our borrowers;
•the general political, economic and competitive conditions in the markets in which we invest;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;
•our ability to obtain or maintain financing arrangements on terms favorable to us or at all, particularly in light of the current disruption in the financial markets;
•the level and volatility of prevailing interest rates and credit spreads;
•reductions in the yield on our investments and increases in the cost of our financing;
•general volatility of the securities markets in which we participate and the potential need to post additional collateral on our financing arrangements;
•the return or impact of current or future investments;
•changes in our business, investment strategies or target investments;
•allocation of investment opportunities to us by our Manager;
•increased competition from entities investing in our target investments;
•effects of hedging instruments on our target investments;
•changes in governmental regulations, tax law and rates and similar matters;
•our ability to maintain our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act;
•availability of desirable investment opportunities;
•availability of qualified personnel and our relationship with our Manager;
•the time and cost of the process to internalize our management function;
•estimates relating to our ability to make distributions to our stockholders in the future;
•hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism, pandemics, such as COVID-19, and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;
•deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us, including the risk of impairment charges and any impact on our ability to satisfy the covenants and conditions in our debt agreements; and
•difficulty or delays in redeploying the proceeds from repayments of our existing investments.
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
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions and local markets, property types, borrower types, loan structures and types. We do not limit our investments to any number of geographical areas or property types for our originations and will continue to develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. The COVID-19 pandemic has resulted in significant disruptions in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. The dislocation in capital markets and decline in real estate sale transaction and refinancing activities have and will likely continue to negatively impact the volume of loan repayments and prepayments, which are a significant source of our liquidity and could make it more difficult for us to originate new loan investments.
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

We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors. However, any potential negative impacts on our business caused by the COVID-19 pandemic may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be relatively concentrated in certain property types, geographical areas or loan categories that may be more adversely affected by the pandemic than others. For example, certain of our loans are secured by office, multifamily, hotel, and retail properties. Federal and state mandates implemented to control the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect our assets secured by such properties. Also, changes in how certain types of commercial properties are operated to facilitate social distancing and other techniques intended to control the impact of the pandemic, have impacted and are likely to continue to impact, our investments secured by these properties. Additionally, 56.1% of our portfolio measured by carrying value is secured by properties located in the southwestern, western and southeastern regions of the United States, which have recently experienced a surge in COVID-19 infection rates prompting certain states and municipalities to slow or reverse reopening of the local economies. Delayed re-openings could adversely affect our loan investments secured by properties in these regions.
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
We previously announced that we have agreed to a process with our Manager to internalize the Company’s management function. For further discussion of the related arbitration, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. If the internalization is completed, the management agreement will be terminated and, therefore, we will no longer pay a management fee and reimburse expenses. See “Business - Our Manager” in Item 1 and “Risks Relating to Our Relationship With Our Manager” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
We are continuing to monitor the COVID-19 pandemic and its impact on our operating partners, financing sources, borrowers and their tenants, and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations, liquidity and availability of financing, are uncertain and continue to evolve. To the extent that our borrowers and their tenants, property sponsors and financing sources continue to be impacted by the COVID-19 pandemic, it could have a material adverse effect on our liquidity and capital resources. Given the current highly uncertain environment, we may incur additional operating expenses for a period of time, which may be meaningful, related to actively managing our investment portfolio, our funding sources and exploring additional financing and capital sources to help us better manage through this period of economic uncertainty and market dislocation.

Market Conditions
Prior to the COVID-19 pandemic, the commercial real estate debt markets offered compelling investment opportunities, especially when approached fundamentally, with a focus on strong credit and cash flow characteristics and high-quality borrowers and sponsors. These investment opportunities were supported by active real estate transaction volumes, continuous need for refinancing of legacy loans and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis from 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limited the capacity of available funding for certain types of commercial real estate loans which comprised a large part of our target investments. The COVID-19 pandemic has created a high degree of uncertainty with respect to the overall economic environment along with the negative impact it has had on many segments of the commercial real estate market, including a significant decline in real estate transaction volume combined with severe dislocations in the financing markets. We believe that, over time, as the markets return to more normalized levels of activity and the ultimate economic recovery takes place, U.S. commercial real estate will continue to be viewed as an attractive asset class and will provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive, risk-adjusted returns for our stockholders over the long-term. Certain segments of the commercial real estate market, such as lodging and retail, have been affected more significantly than others, resulting in multiple retail sector bankruptcies, for example, as more consumer demand has shifted to internet related purchases. This retail property stress has benefited the industrial sector, which has seen increased demand for “last-mile” distribution sites in certain markets. The lodging sector has also experienced significant dislocation and the general market expectation is that it will take a while for it to recover considering the social distancing and further shut-down recommendations by local and state officials in select locations. The multifamily sector has performed relatively well through this crisis though the future path may be dependent to a degree on additional federal government stimulus. Office properties have performed well, though there has been a noticeable slowdown in leasing activity, but the longer-term impact of the COVID-19 pandemic remains uncertain considering remote working and other potential operational changes by the tenants.
Due to the ongoing COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments, and the economy as a whole have been, and will continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which remain highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial condition and performance, and our liquidity and ability to pay dividends, including the dividend on our common stock, which has been temporarily suspended since the first quarter of 2020.
The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the United States and global economy will perform over the near term. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal, to attract new tenants or rent abatements for tenants severely impacted by the COVID-19 pandemic may result in decreases in cash flows to our borrowers and potentially in defaults in paying debt service on outstanding indebtedness to us, which could adversely impact our results of operations and financial performance. Impending declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to pay dividends or meet our financing obligations in the future.
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

The allowance for credit losses required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related loans and debt securities on our consolidated balance sheets, and which reduces our total stockholders’ equity. The initial allowance for credit losses recorded on January 1, 2020 was reflected as a direct charge to cumulative earnings; however, going forward, changes to the allowance for credit losses are recognized through net income on our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of allowance for credit losses to reflect the GAAP principal underlying the CECL model that all loans, debt securities and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.
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
Our implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process. The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in the Company’s investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and our expectations of performance, (iv) selecting the forecast for macroeconomic conditions, and (v) determining the reasonable and supportable forecast period. The allowance for loan losses also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imperfections. Foresight risk reflects the inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact on relevant economic variables. Input imperfection factors address the risk that certain model inputs may not reflect all available information such as changes in the level and quality of experience held by certain borrowers or limitations in data available for certain loan portfolios. Model imprecision considers known model limitations not yet fully reflected in the quantitative estimate. The determination of the appropriate qualitative adjustment is based on management's analysis of current and expected economic conditions and their impact to the portfolio, as well as a qualitative assessment of the lending environment, including underwriting standards. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.
Considering the lack of historical company data related to any realized loan losses since our inception, we elected to estimate our allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2019 for over 100,000 commercial real estate loans. At the time of adoption of ASU No. 2016-13, in determining our initial allowance for credit losses estimate, we employed a third-party licensed macroeconomic forecast that largely reflected our views at the time and projected stable economic conditions over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Upon adoption of ASU No. 2016-13 on January 1, 2020, based on the Company’s loan portfolio, pre-COVID-19 economic environment and management’s expectations for future economic and market conditions at the time, the Company recorded, as a cumulative-effective adjustment to the cumulative earnings in our consolidated statement of equity, an initial allowance for credit losses of approximately $18.5 million, or approximately $0.34 per common share. In addition, we recorded an incremental allowance for credit losses for the six months ended June 30, 2020 of approximately $67.5 million, or $1.23 per common share, resulting in a cumulative year-to-date CECL impact of $86.0 million or $1.56 per common share, largely reflecting the changed expectations for macroeconomic and commercial real estate market conditions as a result of the COVID-19 pandemic.

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

Summary of Results of Operations and Financial Condition
Our GAAP net loss attributable to common stockholders was $1.8 million and $39.0 million ($0.03 and $0.71 per diluted weighted average share, respectively) for the three and six months ended June 30, 2020, respectively, as compared to GAAP net income attributable to common stockholders of $18.2 million and $35.1 million ($0.33 and $0.68 per diluted weighted average share, respectively) for the three and six months ended June 30, 2019, respectively. The GAAP net loss for the three and six months ended June 30, 2020 was largely a result of an increase in the provision for credit losses recognized in accordance with the new credit loss accounting standard adopted on January 1, 2020. The increase in the provision for credit losses was magnified by the significant deterioration in macroeconomic forecasts during the first and second quarter of 2020, due to the economic dislocation caused by the COVID-19 pandemic. The GAAP net loss for the three and six months ended June 30, 2020 was also a result of realized losses on sales of loans held-for-sale.
The following table presents the components of our comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2020	2019	2020	2019
Interest income:	(unaudited)
Loans held-for-investment	$60,299	$58,133	$123,558	$114,798
Loans held-for-sale	121	—	121	—
Available-for-sale securities	247	311	527	619
Held-to-maturity securities	236	613	546	1,274
Cash and cash equivalents	41	907	367	1,418
Total interest income	60,944	59,964	125,119	118,109
Interest expense:
Repurchase agreements	14,276	13,529	33,951	30,518
Securitized debt obligations	6,502	13,554	15,936	23,413
Convertible senior notes	4,525	4,491	9,041	8,956
Asset-specific financings	939	598	2,061	598
Revolving credit facilities	320	165	562	860
Total interest expense	26,562	32,337	61,551	64,345
Net interest income	34,382	27,627	63,568	53,764
Other (loss) income:
Provision for credit losses	(14,205)	—	(67,541)	—
Realized losses on sales	(6,894)	—	(6,894)	—
Fee income	—	202	522	1,115
Total other (loss) income	(21,099)	202	(73,913)	1,115
Expenses:
Management fees	3,959	3,763	7,866	7,212
Incentive fees	—	—	—	244
Servicing expenses	1,002	885	2,111	1,658
Other operating expenses	10,060	5,006	18,613	10,622
Total expenses	15,021	9,654	28,590	19,736
(Loss) income before income taxes	(1,738)	18,175	(38,935)	35,143
Benefit from income taxes	(5)	(2)	(11)	(3)
Net (loss) income	(1,733)	18,177	(38,924)	35,146
Dividends on preferred stock	25	25	50	50
Net (loss) income attributable to common stockholders	$(1,758)	$18,152	$(38,974)	$35,096
Basic (loss) earnings per weighted average common share	$(0.03)	$0.34	$(0.71)	$0.68
Diluted (loss) earnings per weighted average common share	$(0.03)	$0.33	$(0.71)	$0.68
Dividends declared per common share	$—	$0.42	$—	$0.84
Weighted average number of shares of common stock outstanding:
Basic	55,158,283	53,953,634	55,107,347	51,292,318
Diluted	55,158,283	67,624,395	55,107,347	51,292,318
Comprehensive income (loss):
Net (loss) income attributable to common stockholders	$(1,758)	$18,152	$(38,974)	$35,096
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	3,712	32	(32)	224
Other comprehensive income (loss)	3,712	32	(32)	224
Comprehensive income (loss)	$1,954	$18,184	$(39,006)	$35,320

(in thousands)	June 30, 2020	December 31, 2019
Balance Sheet Data:

Loans held-for-investment	$4,290,047	$4,226,212
Total assets	$4,415,648	$4,460,862
Repurchase agreements	$2,030,916	$1,924,021
Securitized debt obligations	$983,521	$1,041,044
Asset-specific financings	$121,242	$116,465
Revolving credit facilities	$12,589	$42,008
Convertible senior notes	$270,437	$269,634
Total stockholders’ equity	$964,336	$1,019,136
Results of Operations
The following analysis focuses on our financial results during the three and six months ended June 30, 2020 and 2019.
Interest Income
Interest income increased from $60.0 million and $118.1 million for the three and six months ended June 30, 2019, respectively, to $60.9 million and $125.1 million for the same periods in 2020, respectively, due to the origination of 30 commercial real estate debt and related investments with a principal balance of $1.1 billion, additional fundings of $277.5 million provided on existing loan commitments and upsizings of $2.2 million, offset by repayments of $582.5 million as well as a significant decline in short-term interest rates during the period from June 30, 2019 to June 30, 2020.
Interest Expense
Interest expense decreased from $32.3 million and $64.3 million for the three and six months ended June 30, 2019, respectively, to $26.6 million and $61.6 million for the same periods in 2020, respectively, primarily due to a significant decline in short-term interest rates, offset by increased financing on the originations and additional fundings described above.
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment/held-for-sale
Senior loans (3)	$4,321,988	$59,764	5.5%	$4,294,981	$122,313	5.7%
Subordinated loans	27,377	656	9.6%	27,558	1,366	9.9%
Available-for-sale securities	12,798	247	7.7%	12,798	527	8.2%
Held-to-maturity securities	11,751	236	8.0%	12,712	546	8.6%
Other		41			367
Total interest income/net asset yield	$4,373,914	$60,944	5.6%	$4,348,049	$125,119	5.8%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment/held-for sale
Senior loans (3)	$3,150,219	$21,809	2.8%	$3,137,804	$52,000	3.3%
Subordinated loans	8,632	76	3.5%	9,001	183	4.1%
Available-for-sale securities	7,633	79	4.2%	7,999	155	3.9%
Held-to-maturity securities	6,506	73	4.5%	8,031	172	4.3%
Other unsecured:
Convertible senior notes	270,301	4,525	6.7%	270,100	9,041	6.7%
Total interest expense/cost of funds	$3,443,291	26,562	3.1%	$3,432,935	61,551	3.6%
Net interest income/spread		$34,382	2.5%		$63,568	2.2%

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,296,237	$57,409	7.0%	$3,229,828	$113,152	7.0%
Subordinated loans	28,774	724	10.1%	32,254	1,646	10.2%
Available-for-sale securities	12,798	311	9.7%	12,798	619	9.7%
Held-to-maturity securities	24,411	613	10.0%	25,470	1,274	10.0%
Other		907			1,418
Total interest income/net asset yield	$3,362,220	$59,964	7.1%	$3,300,350	$118,109	7.2%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,247,242	$27,410	4.9%	$2,194,311	$54,525	5.0%
Subordinated loans	9,485	131	5.5%	9,502	262	5.5%
Available-for-sale securities	8,478	99	4.7%	8,428	191	4.5%
Held-to-maturity securities	15,938	206	5.2%	16,284	411	5.0%
Other unsecured:
Convertible senior notes	268,730	4,491	6.7%	268,550	8,956	6.7%
Total interest expense/cost of funds	$2,549,873	32,337	5.1%	$2,497,075	64,345	5.2%
Net interest income/spread		$27,627	2.0%		$53,764	2.0%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment/held-for-sale, AFS securities and HTM securities.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

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
The overall decrease in yields on our investment portfolio for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily driven by a significant decline in short-term interest rates and repayments of loans with higher spreads than those originated in 2019. The overall decrease in cost of funds on our secured borrowings for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily driven by the decline in short-term interest rates.
Our convertible senior notes due 2022 and 2023 are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Provision for Credit Losses
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, we use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through June 30, 2020, we employed a third-party licensed macroeconomic forecast, over the reasonable projection period, that includes the impact of the COVID-19 pandemic on the overall economy and commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.

The allowance for credit losses related to our portfolio is deducted from the carrying value on the balance sheet, while the allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net income on the condensed consolidated statements of comprehensive (loss) income. The following table presents the components of provision for credit losses for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020	2020
Provision for credit losses on:
Loans held-for-investment	$(14,145)	$(60,018)
Available-for-sale securities	511	(256)
Held-to-maturity securities	4	(938)
Other liabilities	(575)	(6,329)
Total provision for credit losses	$(14,205)	$(67,541)
For the three months ended June 30, 2020, our estimate of expected credit losses further increased primarily due to the continued sharply recessionary macroeconomic forecast employed in our loss estimation model stemming from the ongoing impact of the COVID-19 pandemic.
Realized Losses on Sales
During both the three and six months ended June 30, 2020, we sold loans for $12.8 million with an amortized cost of $19.7 million for realized losses of $6.9 million. We did not sell any loans during the three and six months ended June 30, 2019.
Fee Income
During the six months ended June 30, 2020, we recognized $0.5 million in fee income related to fees charged for early prepayments of loans held-for-investment, compared to $0.2 million and $1.1 million, during the three and six months ended June 30, 2019. No fee income was earned during the three months ended June 30, 2020.

Expenses
The following table presents the components of expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2020	2019	2020	2019
Management fees	$3,959	$3,763	$7,866	$7,212
Incentive fees	$—	$—	$—	$244
Servicing expenses	$1,002	$885	$2,111	$1,658
Other operating expenses:
Compensation paid to certain officers by our Manager and reimbursed by us (1)	$275	$246	$1,981	$1,610
Other direct and allocated costs paid by our Manager and reimbursed by us	1,264	1,450	7,319	6,643
Amortization of executive officers’ restricted stock (2)	833	815	1,626	1,560
All other operating expenses/changes in operating expense accruals	7,688	2,495	7,687	809
Total other operating expenses	$10,060	$5,006	$18,613	$10,622
Annualized other operating expense ratio	4.2%	2.0%	3.8%	2.2%
____________________
(1)Officers include our principal financial officer, chief operating officer and general counsel. We do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer.
(2)Equity based compensation expense related to the amortization of restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 15 - Equity Incentive Plan of the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer, secretary and general counsel.
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
In March 2020, we announced that we have agreed to a process with our Manager to internalize the Company’s management function. If the internalization is completed, the management agreement will be terminated and, therefore, we will no longer pay a management fee. For further discussion of the related arbitration, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. See “Business - Our Manager” in Item 1 and “Risks Relating to Our Relationship With Our Manager” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
We also incur servicing expenses related to the servicing of commercial real estate loans and other operating expenses. The increase in servicing expenses during the three and six months ended June 30, 2020, as compared to the same periods in 2019, was driven by the growth of our investment portfolio, as described above. The increase in our operating expense ratio during the three and six months ended June 30, 2020, as compared to the same periods in 2019, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business. Included in other operating expenses are direct and allocated costs incurred by our Manager on our behalf and reimbursed by us, including compensation paid to employees of our Manager serving as our principal financial officer, chief operating officer and general counsel. We reimburse our Manager for our allocable share of the compensation paid by our Manager to its personnel serving as our chief operating officer, principal financial officer and general counsel; we do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer.
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

The following tables provide a summary of our portfolio as of June 30, 2020:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination(3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$5,041,730	$4,364,056	$4,264,870	L+3.51%	L+4.19%	3.1	66.3%	63.8%
Subordinated loans	27,237	27,237	25,177	L+9.50%	L+9.84%	8.2	56.0%	49.8%
CMBS	24,524	24,524	23,330	L+7.07%	L+7.61%	2.8	71.4%	71.4%
Total/Wtd. Avg.	$5,093,491	$4,415,817	$4,313,377	L+3.54%	L+4.22%	3.2	66.3%	63.7%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	$126.9	$110.3	$107.7	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/15	120.1	120.1	117.5	L+3.65%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	86.9	84.8	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	12/19	101.7	82.3	80.9	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	78.5	77.3	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	07/19	94.0	70.7	69.0	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	92.4	69.4	66.9	L+3.45%	L+3.88%	3.0	TX	Hotel	56.1%	48.1%
Senior	12/18	92.0	56.4	55.5	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	10/19	87.8	65.7	64.2	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	05/17	86.8	82.6	81.9	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	01/20	81.9	50.0	49.0	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	80.4	79.9	78.9	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	09/19	75.6	68.4	67.6	L+3.07%	L+3.58%	3.0	NY	Multifamily	62.7%	67.1%
Senior	10/19	75.1	75.1	70.9	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	10/17	74.8	51.1	49.7	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	68.8	64.7	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/16	71.8	68.0	67.1	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	06/16	68.4	62.6	62.2	L+3.87%	L+4.93%	4.0	HI	Retail	76.2%	57.4%
Senior	11/17	68.3	64.4	63.9	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	12/19	65.2	50.2	49.4	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	01/19	65.1	65.1	60.4	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	04/18	64.0	64.0	60.6	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	09/19	60.2	55.9	55.4	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	51.8	51.3	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	58.6	47.3	46.9	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	56.0	56.0	55.7	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	06/19	55.0	50.0	48.8	L+3.10%	L+3.67%	3.0	AL	Multifamily	69.5%	74.0%
Senior	12/15	54.5	54.5	54.0	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	06/19	54.1	48.8	48.3	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	12/19	52.3	42.6	41.9	L+3.61%	L+4.20%	3.0	NY	Industrial	76.8%	72.4%
Senior	10/18	52.2	50.6	50.1	L+2.70%	L+3.10%	3.0	NJ	Industrial	73.9%	68.8%
Senior	05/17	52.0	52.0	50.5	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/18	51.0	51.0	50.2	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	02/20	50.2	42.5	40.4	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	21.5	21.3	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	08/17	50.0	49.8	49.4	L+3.09%	L+4.88%	3.0	LA	Multifamily	64.6%	60.9%
Senior	05/18	50.0	50.0	49.3	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	10/18	49.1	42.3	41.4	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%
Senior	12/18	49.0	44.2	43.9	L+2.93%	L+3.39%	3.0	NY	Industrial	56.5%	56.3%
Senior	12/17	47.0	40.6	39.9	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	05/18	46.5	32.0	31.7	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	08/19	46.4	40.4	39.4	L+2.84%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/16	46.0	36.2	36.0	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	06/18	46.0	46.0	44.2	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	08/18	44.8	42.7	42.4	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	05/19	44.1	40.6	40.1	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	10/19	42.9	31.6	31.1	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	08/17	40.0	40.0	35.9	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/18	38.8	33.0	32.9	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/19	37.5	35.5	33.2	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	12/17	37.2	35.3	34.9	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/18	37.1	24.2	23.4	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	30.1	29.6	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	05/17	35.2	31.2	29.8	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	30.3	28.3	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	03/20	34.9	12.2	11.8	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	12/18	34.2	27.9	27.6	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	10/17	34.1	23.8	23.5	L+4.05%	L+4.69%	3.0	AZ	Office	62.6%	59.5%
Senior	05/17	33.8	29.7	28.4	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.3	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/19	33.7	25.9	25.4	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/20	33.5	24.8	24.4	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	11/19	33.2	28.4	27.9	L+2.70%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	32.1	27.5	27.3	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	14.5	14.1	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	27.3	26.9	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	11/19	31.3	31.1	30.7	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	08/19	31.3	25.6	25.1	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	05/17	30.9	28.9	28.5	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	07/17	30.0	30.0	29.7	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	06/18	29.3	27.5	27.2	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	06/18	29.0	29.0	28.3	L+3.55%	L+3.96%	3.0	TX	Multifamily	74.3%	68.2%
Senior	11/18	28.6	25.7	25.5	L+3.50%	L+4.12%	3.0	TN	Office	61.8%	63.6%
Senior	11/15	28.5	28.5	28.1	L+4.75%	L+4.67%	3.0	NY	Office	66.4%	68.7%
Senior	11/19	27.7	18.5	18.3	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.6	26.4	26.2	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	26.2	24.7	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	06/17	27.0	24.0	23.5	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	23.8	23.5	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	09/17	26.9	23.9	22.6	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	08/19	26.8	24.3	23.8	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	07/17	26.0	24.9	24.8	L+3.15%	L+4.86%	3.0	CA	Office	62.3%	64.2%
Senior	01/18	26.0	26.0	24.3	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	26.0	21.2	21.0	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	06/18	25.9	25.9	25.5	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
Senior	09/18	25.5	22.0	20.9	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	06/19	25.5	25.5	23.8	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/15	25.0	25.0	23.7	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/19	25.0	23.9	23.5	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	07/19	24.0	16.6	16.4	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	23.7	23.5	22.0	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	03/19	23.4	23.4	22.9	L+3.27%	L+3.79%	3.0	WI	Multifamily	72.4%	75.2%
Senior	01/18	23.4	21.4	21.0	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	07/19	23.3	20.0	19.8	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	08/16	23.3	23.3	22.9	L+5.15%	L+5.42%	4.0	NY	Industrial	70.0%	67.6%
Senior	03/18	23.0	23.0	21.1	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.3	16.7	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	01/19	22.7	22.5	22.2	L+2.99%	L+3.40%	3.0	WI	Multifamily	69.3%	73.5%
Senior	04/18	22.2	22.2	22.1	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	08/17	21.9	18.9	18.7	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	12/18	21.8	11.8	11.6	L+4.44%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	07/17	21.5	21.5	21.4	L+2.98%	L+4.42%	3.0	GA	Multifamily	75.6%	75.2%
Senior	10/18	21.5	18.4	18.3	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	12/18	21.2	19.7	19.5	L+3.42%	L+3.88%	2.0	MN	Multifamily	73.6%	73.7%
Senior	08/17	21.2	21.2	21.0	L+4.20%	L+4.50%	3.0	NY	Office	72.7%	66.7%
Senior	03/19	21.0	20.0	19.7	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.5	19.3	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	06/19	20.9	15.2	14.7	10.00%	14.17%	1.0	FL	Other	39.7%	57.2%
Senior	11/18	19.0	15.8	15.5	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	08/19	18.4	18.4	18.2	L+2.97%	L+3.45%	3.0	TN	Multifamily	63.6%	62.1%
Senior	01/19	18.3	18.1	17.8	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	07/18	16.6	11.4	11.0	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	09/18	16.5	16.5	16.5	L+2.85%	L+3.06%	3.0	SC	Multifamily	79.4%	72.2%
Senior	11/18	16.2	16.2	16.0	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Senior	06/19	15.2	10.6	10.4	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	04/19	14.3	12.6	12.5	L+3.75%	L+4.31%	3.0	OH	Multifamily	62.6%	65.4%
Mezzanine	01/17	14.3	14.3	14.1	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
CMBS	12/15	12.8	12.8	12.5	L+6.91%	L+7.20%	2.8	Various	Office	65.8%	65.8%
Senior	09/19	12.0	11.8	11.6	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
CMBS	11/15	11.7	11.7	10.8	L+7.25%	L+8.06%	2.8	Various	Office	77.6%	77.5%
Mezzanine	08/15	9.9	9.9	8.4	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	3.0	3.0	2.7	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$5,093.5	$4,415.8	$4,313.4	L+3.54%	L+4.22%	3.2			66.3%	63.7%
____________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.
(3)Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.
(4)Initial loan-to-value ratio, or initial LTV, is calculated as the initial loan amount (plus any financing that is pari passu with or senior to such loan) divided by the as is appraised value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) as of the date of the loan was originated set forth in the original appraisal.
(5)Stabilized loan-to-value ratio, or stabilized LTV, is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.
As of June 30, 2020, our borrowings consisted of repurchase agreements collateralized by loans held-for-investment, AFS and HTM securities (CMBS) and certain cash balances, securitized debt obligations issued by CLOs and collateralized by pools of loans held-for-investment, asset-specific financings collateralized by loans held-for-investment, a revolving credit facility collateralized by a borrowing base of loans held-for-investment and long-term unsecured convertible senior notes.
As of June 30, 2020, we had outstanding $2.0 billion of repurchase agreements, and the term to maturity ranged from 8 days to approximately 2.5 years. Repurchase agreements had a weighted average borrowing rate of 2.24% and weighted average remaining maturities of 1.5 years as of June 30, 2020.
As of June 30, 2020, we had outstanding $983.5 million of securitized debt obligations with a weighted average borrowing rate of 1.81% and weighted average remaining maturities of 1.1 years.
As of June 30, 2020, we had outstanding $121.2 million of asset-specific financings with a weighted average borrowing rate of 2.0% and weighted average remaining maturities of 1.6 years.
As of June 30, 2020, we had outstanding $12.6 million of revolving credit facilities with a weighted average borrowing rate of 2.4% and weighted average remaining maturities of 3 days. Our revolving credit facility provides intermediate-term bridge or transitional financing for typically around 90 days per loan.
As of June 30, 2020, the total outstanding amount due on convertible senior notes was $270.4 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of June 30, 2020, the notes had a conversion rate of 50.7073 and 48.8496 shares of common stock per $1,000 principal amount of the notes, respectively.
As of June 30, 2020, the debt-to-equity ratio with respect to our loans held-for-investment, AFS securities and HTM securities, defined as total debt, net of cash, divided by equity, was 3.5:1.0.

The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and convertible senior notes for the three months ended June 30, 2020, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended June 30, 2020	$3,443,291	$3,418,705	$3,446,516
For the Three Months Ended March 31, 2020	$3,422,580	$3,481,865	$3,481,865
For the Three Months Ended December 31, 2019	$3,299,023	$3,393,172	$3,393,172
For the Three Months Ended September 30, 2019	$3,015,152	$3,233,053	$3,233,053
For the Three Months Ended June 30, 2019	$2,549,873	$2,731,238	$2,731,238

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our target investments and operations, make distributions to our stockholders and other general business needs. We use cash to acquire our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash consist of approved but unused borrowing capacity under our financing facilities, the net proceeds of future equity and debt offerings, payments of principal, including loan repayments and prepayments, loan sales, interest we receive on our portfolio of assets and cash generated from our operating results.
We continue to monitor the COVID-19 pandemic and its impact on us, our borrowers, our sponsors and their properties serving as collateral on our loans, our financing sources and the overall economy. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences continue to be highly uncertain, rapidly changing and challenging to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict.
Other than capital markets activities, loan repayments and prepayments typically comprise our largest source of incremental liquidity. As a result of the COVID-19 pandemic and its impact on the capital markets and overall economy, we currently anticipate the pace of loan repayments and prepayments to slow meaningfully.
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
We are focused on strengthening our balance sheet and enhancing our liquidity position to best position us to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which we expect will cause us to take, and in some instances has already caused us to take, some or all of the following actions: raise capital from offerings of securities, on a public or private basis, borrow additional capital, post additional capital, sell assets and/or change our dividend policy, which we will continue to evaluate in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain our REIT status.
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

We are party to an equity distribution agreement under which we may sell up to an aggregate of 8,000,000 shares of our common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of June 30, 2020, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the six months ended June 30, 2020.
As of June 30, 2020, we held $56.0 million in cash and cash equivalents available to support our operations; $4.3 billion of loans held-for-investment, AFS securities and HTM securities; and $3.4 billion of outstanding debt in the form of repurchase agreements, securitized debt obligations, asset-specific financings, revolving credit facilities and long-term unsecured convertible senior notes. From March 31, 2020 to June 30, 2020, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, remained consistent at 3.5:1.0. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will not significantly exceed, on a debt-to-equity basis, a 3.5-to-1 ratio on a company basis, however, our leverage may vary depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of June 30, 2020, we held approximately $56.0 million in cash and cash equivalents. A potential additional source of liquidity may be using unused borrowing capacity on our uncommitted financing facilities to finance unpledged commercial real estate loans held-for-investment and unpledged funded loan commitments on our existing loans held-for-investment that are pledged on such facilities. Given the uncommitted nature of such financing facilities, obtaining liquidity on such unpledged loans and unpledged funded loan commitments is at varying degrees of discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2020, we did not experience any material restrictions to our funding sources. We expect ongoing sources of financing to primarily consist of repurchase agreements, asset-specific financings, revolving credit facilities, securitizations, convertible notes, issuance of common stock, potential additional securitizations and similar financing arrangements. We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2020, we had repurchase agreements in place with five counterparties (lenders), an asset-specific financing facility with one counterparty and a revolving credit facility with one counterparty to finance loans held-for-investment. We also had one other direct repurchase agreement in place to finance our CMBS. We continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event, or under a limited number of our repurchase agreements, market events. To cover a margin call, we may transfer cash to such counterparty. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
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

An overview of our facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	June 30, 2020
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	No	$535,482	$64,518	$600,000
Goldman Sachs Bank	May 2, 2021	No	$468,741	$31,259	$500,000
JPMorgan Chase Bank	June 28, 2022	No	$421,626	$28,374	$450,000
Citibank	January 9, 2023	No	$416,688	$83,312	$500,000
Wells Fargo Bank (2)	June 28, 2021	No	$176,526	$98,474	$275,000
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	No	$121,242	$28,758	$150,000
Revolving credit facilities:
Citibank (3)	July 26, 2021	No	$12,589	$62,411	$75,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)We retain an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(3)We retain an option to increase the maximum facility capacity amount up to $150 million, subject to customary terms and conditions.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2020:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2020, our unrestricted cash, as defined, was $56.0 million, while 5.0% of our recourse indebtedness, as defined, was $43.9 million.
•Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 30, 2020 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million. As of June 30, 2020, our tangible net worth, as defined, was $1.0 billion.
•Target asset leverage ratio cannot exceed 77.5% and our total leverage ratio cannot exceed 80.0%. As of June 30, 2020, our target asset leverage ratio, as defined, was 73.0% and our total leverage ratio, as defined, was 78.2%.
•Minimum interest coverage must be greater than 1.5:1.0. As of June 30, 2020, our minimum interest coverage, as defined, was 2.3:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, asset-specific financings, revolving credit facilities and securitized debt obligations as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Loans held-for-investment	$4,242,340	$4,081,155
Available-for-sale securities, at fair value	12,542	12,830
Held-to-maturity securities	10,788	18,076
Restricted cash	—	—
Total	$4,265,670	$4,112,061

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
We cannot predict the timing and impact of future sales of our assets, if any. Since many of our assets are financed with repurchase agreements, asset-specific financings and revolving credit facilities, a significant portion of the proceeds from sales of our assets, prepayments and scheduled amortization would be used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations and convertible senior notes, net of deferred debt issuance costs, as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Within one year	$1,669,695	$709,363
One to three years	1,620,112	2,533,995
Three to five years	128,898	149,814
Five years and over	—	—
Total	$3,418,705	$3,393,172
From March 31, 2020 to June 30, 2020, our restricted and unrestricted cash and cash equivalents balance decreased approximately $48.4 million to $59.5 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2020, operating activities increased our cash balances by approximately $71.6 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended June 30, 2020, investing activities decreased our cash balances by approximately $55.2 million, primarily driven by additional fundings provided on existing loan commitments, partially offset by repayments of loans held-for-investment and sales of loans held-for-sale.
•Cash flows from financing activities. For the three months ended June 30, 2020, financing activities decreased our cash balance by approximately $64.8 million, primarily driven by net repayments of repurchase agreements and revolving credit facilities.
Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of June 30, 2020, we had unfunded commitments on commercial real estate loans held-for-investment of $677.7 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Dividends
In March 2020, we temporarily suspended the payment of dividends of our common stock. We will continue to evaluate our dividend policy in respect to future quarters. Depending on overall market conditions and our overall financial condition and performance, we intend to reinstate regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains. We intend to pay dividends to our stockholders in a manner intended to satisfy the REIT distribution requirements and to avoid both corporate income tax and excise tax. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our required distribution for REIT qualification purposes, we could be required to sell investments or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
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
Recent Market Conditions
Due to the current COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments, and the economy as a whole have been, and will likely continue to be, adversely affected. See “COVID-19 Pandemic” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of the impact of the COVID-19 pandemic on market conditions.
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
The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferrals or abatement, and delays in capital improvements on projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain an active dialogue and strong relationships with our borrowers as part of our overall asset management strategy. Through our asset management process, we focus on addressing potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow strains. Certain of our borrowers have indicated that due to the impact of COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other business challenges. As a result, they have requested, and in certain instances we have granted, temporary deferrals of interest payments or forbearance, or other modifications of their loans. Discussions we have had with our borrowers have addressed potential near-term loan modifications including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests, certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. While we generally believe that the principal amount of our loans are generally sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.

Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates will decrease net income, subject to the impact of contractual interest rate floors. As of June 30, 2020, approximately 98.5% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.5% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our current repurchase agreements and securitized debt obligations are primarily floating rate, subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2020. All changes in value are measured as the change from our June 30, 2020 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$5	$5	$(51)	$(170)
Available-for-sale securities	1	1	(3)	(5)
Held-to-maturity securities	1	1	(2)	(4)
Repurchase agreements	(106)	(106)	423	846
Securitized debt obligations	(80)	(80)	206	412
Asset-specific financings	(6)	(6)	17	34
Revolving credit facilities	(1)	(1)	3	5
Convertible senior notes	(4,814)	(2,382)	2,358	4,667
Total net assets	$(5,000)	$(2,568)	$2,951	$5,785

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$4,223	$4,223	$(12,699)	$(24,615)
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2020. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

LIBOR Transition
LIBOR is expected to be discontinued after 2021. As of June 30, 2020, approximately 98.5% of our loans by principal balance/carrying value earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding borrowings (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers or, in severe cases, default. This risk is partially mitigated by various facts we consider during our rigorous underwriting and loan structuring process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of June 30, 2020, none of the commercial real estate loans in our portfolio were non-performing.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of repurchase agreements, asset-specific financings and revolving credit facilities. Should the value of our investments pledged as collateral on our repurchase agreements significantly decrease, including, but not limited to, as a result of the impacts of the COVID-19 pandemic discussed above, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase agreements, including requiring payment by us of our aggregate outstanding financing obligations and / or taking ownership of the loans securing such obligations, potentially of an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our repurchase agreement, asset-specific financing or revolving credit facility counterparties chose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, which such risks are increased as a result of the COVID-19 pandemic and its effects on the global and U.S. economies and commercial real estate, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.
Extension Risk
We manage our assets based on a variety of assumptions and estimates, including among others, assumptions regarding the rate at which the borrowers will prepay our loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured financing agreements. The macroeconomic, commercial real estate and capital markets disruptions caused by the COVID-19 pandemic have and will likely continue to result in a decrease in prepayment rates and an increase in the number of our borrowers who exercise loan extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
Risk Management
To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit and other risks associated with holding a portfolio of our target investments. Generally, with the guidance and experience of our Manager:
•we manage our portfolio with focus on diligent, investment-specific market review, enforcement of loan and security rights and timely execution of disposition strategies;
•we actively employ portfolio-wide and investment-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools; and
•we seek to manage credit risk through our rigorous underwriting due diligence process prior to origination or acquisition of our target investments and through the use of non-recourse financing, when and where available and appropriate.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business.
In connection with our previously announced process with our Manager to internalize our management function, we and our Manager have entered into a confidential, binding arbitration to determine any amounts payable by us to our Manager in consideration of our Manager’s agreement to terminate the management agreement and our Manager’s undertaking of other obligations pursuant to an internalization agreement to be entered into between us and our Manager following the conclusion of the arbitration process. The arbitral hearing has been delayed based on the COVID-19 pandemic, and we currently expect that the hearing will take place during the third or fourth quarter of 2020. Except as described in this paragraph, we are not aware of any other legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our results of operations or financial condition.

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
The ongoing COVID-19 pandemic has caused severe disruptions in the United States and global economy and to our business, and may continue to have an adverse impact on our performance and results of operations.
Since the first quarter of 2020, the global impact of the COVID-19 pandemic has been rapidly evolving, and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and limiting operations of non-essential businesses. Such measures are disrupting global supply chains, significantly increasing rates of unemployment and adversely impacting many industries, including the commercial finance and real estate markets in which we compete. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
The outbreak of COVID-19 has had, and may continue to have an adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock, among other things. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even after the outbreak subsides. In particular, our ability to operate successfully could be adversely impacted due to the following:
•The COVID-19 pandemic has had a significant long-term impact on the broader economy and the commercial real estate market generally, which would negatively impact the value of the assets collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail and other asset classes which have been significantly negatively impacted by the pandemic, particularly due to government-mandated closures and travel restrictions. While we believe the principal amount of our loans are generally adequately protected by the value of the underlying collateral, there can be no assurance that we will realize the entire principal value of certain investments.
•We are actively engaged in discussions with our borrowers, some of whom have indicated that, due to the impact of the COVID-19 pandemic, they have been unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other negative business consequences. As a result, some borrowers have requested, and in certain instances we have agreed to, near-term loan modifications, including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests, certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. Due to the continuing impact of the COVID-19 pandemic, we anticipate additional loan modifications requests from our borrowers and potentially instances of default or foreclosure on assets underlying our loans, which would adversely affect the credit profile of our assets and our results of operations and financial condition.
•We have repurchase agreements with numerous lenders and are actively engaged in discussions with them, particularly with respect to the effects of the COVID-19 pandemic, around the value of pledged assets as defined in such agreements, our ability to deleverage or finance our future loan funding commitments, the application of certain provisions of such agreements to these circumstances and other structural elements under the agreements. If we do not have sufficient liquidity to make required payments on a timely basis, we would likely experience defaults and potential loss of assets to the lenders unless we are able to raise the funds from alternative sources, including by selling or financing assets or raising capital, or liquidity sources, each of which we may be required to do under adverse market conditions or at an inopportune time or on unfavorable terms, or may be unable to do at all. A default under one agreement may trigger cross-defaults under other agreements. Continued market volatility may further limit our ability to access liquidity sources under favorable terms, or at all. Pledging additional collateral or otherwise paying down facilities to satisfy our lenders and avoid potential margin calls and loan defaults would reduce our cash available to meet subsequent margin calls and/or future funding requests, as well as to make other higher yielding investments, thereby decreasing our liquidity, return on equity, available cash, net income and ability to implement our investment strategy. We also have covenants in some of our debt agreements that require us to maintain a minimum amount of cash, which could impact our ability to satisfy margin calls. If we cannot meet lender requirements related to margin calls or other terms of our credit agreements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds our limit our ability to borrow additional funds, which would materially and adversely affect our financial condition and ability to implement our investment strategy.
•Because of the impacts of the COVID-19 pandemic on global economies and U.S. commercial real estate, we likely will experience reduced availability of liquidity sources, but our requirements for liquidity, including future loan funding obligations and potential margin calls, likely will not be commensurately reduced. If we do not have funds available to meet our obligations, we would have to raise funds from alternative sources, which may be at unfavorable terms or may not be available to us. We expect that the financial impact of the COVID-19 pandemic will likely adversely affect our liquidity position and could limit our ability to grow our business and successfully execute our business strategy. In order to preserve and build our liquidity to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and potentially make opportunistic new investments, we intend to take, and in some instances have taken, some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets and/or change our dividend practice. One or more of these conditions could increase our secured debt or be dilutive to our existing stockholders.
•Interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19. This can increase the volatility of the fair value of our floating-rate loans and also the interest obligations on our floating-rate debt and fair value of our fixed-rate liabilities, which could increase our interest expense.
•An extended period of remote working by our personnel could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.
In addition to the foregoing, we have experienced, and may continue to experience, other negative impacts to our business as a result of the COVID-19 pandemic that further heighten the impact of other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to:
•lack of liquidity of our investments;
•the greater risk of loss to which we are exposed in connection with CMBS, CLOs, B-notes, mezzanine loans and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures;
•risks associated with loans on properties in transition, renovation, restoration or construction;
•impairment of our investments and harm to our operations from a prolonged economic slowdown, a lengthy or severe recession or declining real estate values;
•the concentration of our loans and investments in terms of geography, asset types and sponsors;
•losses resulting from foreclosing on certain of the loans we originate or acquire;
•downgrades in credit ratings assigned to our investments;
•investments in non-investment grade rated commercial real estate loans or securities;
•the difficulty of estimating provisions for loan losses;
•our debt;
•risks associated with non-recourse securitizations which we use to finance our loans and investments;
•losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries;
•borrower and counterparty risks;
•if the market value or income potential of our assets decline, we may need to increase our real estate assets and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act;
•operational impacts on ourselves and our third-party service providers, including loan servicers and other service providers, such as trustees, appraisers and other due diligence vendors and document custodians, related to our investments in commercial real estate debt investments, as well as for general operating purposes;
•the availability of key personnel of the Manager and our service providers as they face changed circumstances and potential illness during the pandemic; and

•other risks described in our Annual Report as they may be amended by our periodic filings with the SEC.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, continues to present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and uncertainty with respect to the duration of the global economic slowdown, including the resulting impact on the value of our assets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

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

10.1
Fifth Amendment to Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of May 1, 2020, by and between GP Commercial GS LLC and Goldman Sachs Bank USA, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

10.2
Amendment No. 5 to Master Repurchase Agreement and Amendment No. 2 to Amended and Restated Guarantee Agreement, dated as of July 2, 2020, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2020).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2020, filed with the SEC on August 10, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 10, 2020	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 10, 2020	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)