Form 10-Q
period 2020-09-30
Granite Point Mortgage Trust Inc.
filed 2020-11-09
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(646) 540-7940
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
As of November 6, 2020, there were 55,205,082 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Loans held-for-investment	$4,052,201	$4,226,212
Allowance for credit losses	(73,339)	—
Loans held-for-investment, net	3,978,862	4,226,212
Available-for-sale securities, at fair value	—	12,830
Held-to-maturity securities	—	18,076
Cash and cash equivalents	353,679	80,281
Restricted cash	5,326	79,483
Accrued interest receivable	11,933	11,323
Other assets	53,052	32,657
Total Assets (1)	$4,402,852	$4,460,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,850,845	$1,924,021
Securitized debt obligations	928,623	1,041,044
Asset-specific financings	123,091	116,465
Revolving credit facilities	—	42,008
Convertible senior notes	270,847	269,634
Senior secured term loan facilities	205,647	—
Dividends payable	11,065	23,063
Other liabilities	77,272	24,491
Total Liabilities (1)	3,467,390	3,440,726
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 and 1,000 shares issued and outstanding, respectively	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 55,205,082 and 54,853,205 shares issued and outstanding, respectively	552	549
Additional paid-in capital	1,057,016	1,048,484
Accumulated other comprehensive income	—	32
Cumulative earnings	80,014	162,076
Cumulative distributions to stockholders	(203,120)	(192,005)
Total Stockholders’ Equity	934,462	1,019,136
Total Liabilities and Stockholders’ Equity	$4,402,852	$4,460,862
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At September 30, 2020 and December 31, 2019, assets of the VIEs totaled $1,252,969 and $1,387,148, respectively, and liabilities of the VIEs totaled $930,066 and $1,042,122, respectively. See Note 3 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans held-for-investment	$56,783	$61,796	$180,341	$176,594
Loans held-for-sale	774	—	895	—
Available-for-sale securities	119	308	646	927
Held-to-maturity securities	113	530	659	1,804
Cash and cash equivalents	57	810	424	2,228
Total interest income	57,846	63,444	182,965	181,553
Interest expense:
Repurchase agreements	12,791	17,951	46,742	48,469
Securitized debt obligations	5,431	12,467	21,367	35,880
Convertible senior notes	4,529	4,503	13,570	13,459
Asset-specific financings	901	1,119	2,962	1,717
Revolving credit facilities	217	322	779	1,182
Senior secured term loan facilities	145	—	145	—
Total interest expense	24,014	36,362	85,565	100,707
Net interest income	33,832	27,082	97,400	80,846
Other (loss) income:
Provision for credit losses	5,300	—	(62,241)	—
Realized losses on sales	(10,019)	—	(16,913)	—
Fee income	595	—	1,117	1,115
Total other (loss) income	(4,124)	—	(78,037)	1,115
Expenses:
Management fees	3,974	3,801	11,840	11,013
Incentive fees	—	—	—	244
Servicing expenses	914	1,013	3,025	2,671
General and administrative expenses	5,808	4,877	24,421	15,499
Restructuring charges	43,682	—	43,682	—
Total expenses	54,378	9,691	82,968	29,427
(Loss) income before income taxes	(24,670)	17,391	(63,605)	52,534
Benefit from income taxes	(4)	(1)	(15)	(4)
Net (loss) income	(24,666)	17,392	(63,590)	52,538
Dividends on preferred stock	25	25	75	75
Net (loss) income attributable to common stockholders	$(24,691)	$17,367	$(63,665)	$52,463
Basic (loss) earnings per weighted average common share	$(0.45)	$0.32	$(1.15)	$1.00
Diluted (loss) earnings per weighted average common share	$(0.45)	$0.32	$(1.15)	$1.00
Dividends declared per common share	$0.20	$0.42	$0.20	$1.26
Weighted average number of shares of common stock outstanding:
Basic	55,205,082	54,853,205	55,140,163	52,492,324
Diluted	55,205,082	54,853,205	55,140,163	52,492,324
Comprehensive (loss) income:
Net (loss) income attributable to common stockholders	$(24,691)	$17,367	$(63,665)	$52,463
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	—	—	—	224
Other comprehensive income	—	—	—	224
Comprehensive (loss) income	$(24,691)	$17,367	$(63,665)	$52,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2018	43,621,174	$436	$836,288	$(192)	$91,875	$(100,876)	$827,531
Cumulative effect of adoption of new accounting principle	—	—	13	—	(13)	—	—
Adjusted balance, January 1, 2019	43,621,174	436	836,301	(192)	91,862	(100,876)	827,531
Net income	—	—	—	—	16,969	—	16,969
Other comprehensive income before reclassifications	—	—	—	192	—	—	192
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	192	—	—	192
Issuance of common stock, net of offering costs	8,291,829	83	157,145	—	—	—	157,228
Common dividends declared	—	—	—	—	—	(21,913)	(21,913)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	258,918	3	1,146	—	—	—	1,149
Balance, March 31, 2019	52,171,921	522	994,592	—	108,831	(122,814)	981,131
Net income	—	—	—	—	18,177	—	18,177
Other comprehensive income before reclassifications	—	—	—	32	—	—	32
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	32	—	—	32
Issuance of common stock, net of offering costs	2,663,095	27	50,150	—	—	—	50,177
Common dividends declared	—	—	—	—	—	(23,039)	(23,039)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	18,189	—	1,283	—	—	—	1,283
Balance, June 30, 2019	54,853,205	549	1,046,025	32	127,008	(145,878)	1,027,736
Net income	—	—	—	—	17,392	—	17,392
Other comprehensive income before reclassifications	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	(23,038)	(23,038)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	—	—	1,175	—	—	—	1,175
Balance, September 30, 2019	54,853,205	$549	$1,047,200	$32	$144,400	$(168,941)	$1,023,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data) (Continued)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2019	54,853,205	$549	$1,048,484	$32	$162,076	$(192,005)	$1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	1,048,484	32	143,604	(192,005)	1,000,664
Net loss	—	—	—	—	(37,191)	—	(37,191)
Other comprehensive income before reclassifications	—	—	—	(4,511)	—	—	(4,511)
Amounts reclassified from accumulated other comprehensive income	—	—	—	767	—	—	767
Net other comprehensive income	—	—	—	(3,744)	—	—	(3,744)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	283,680	3	1,352	—	—	—	1,355
Balance, March 31, 2020	55,136,885	552	1,049,836	(3,712)	106,413	(192,030)	961,059
Net loss	—	—	—	—	(1,733)	—	(1,733)
Other comprehensive income before reclassifications	—	—	—	4,223	—	—	4,223
Amounts reclassified from accumulated other comprehensive income	—	—	—	(511)	—	—	(511)
Net other comprehensive income	—	—	—	3,712	—	—	3,712
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	68,197	—	1,323	—	—	—	1,323
Balance, June 30, 2020	55,205,082	552	1,051,159	—	104,680	(192,055)	964,336
Net loss	—	—	—	—	(24,666)	—	(24,666)
Other comprehensive income before reclassifications	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Net other comprehensive income	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	4,541	—	—	—	4,541
Common dividends declared	—	—	—	—	—	(11,040)	(11,040)
Preferred dividends declared	—	—	—	—	—	(25)	(25)
Non-cash equity award compensation	—	—	1,316	—	—	—	1,316
Balance, September 30, 2020	55,205,082	$552	$1,057,016	$—	$80,014	$(203,120)	$934,462
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(63,590)	$52,538
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(12,557)	(11,038)
Amortization of deferred debt issuance costs on convertible senior notes, securitized debt obligations and term loan facilities	4,646	5,792
Provision for credit losses	62,241	—
Realized losses on sales	16,913	—
Equity based compensation	3,994	3,607
Net change in assets and liabilities:
Increase in accrued interest receivable	(610)	(530)
Increase in other assets	(19,899)	(10,157)
Increase in other liabilities	44,911	10,197
Net cash provided by operating activities	36,049	50,409
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(314,722)	(1,216,679)
Proceeds from repayment of loans held-for-investment	290,838	468,534
Principal payments on available-for-sale securities	12,798	—
Principal payments on held-to-maturity securities	18,076	7,102
Proceeds from sales of loans held-for-sale	193,538	—
Net cash provided by (used in) investing activities	200,528	(741,043)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	397,004	1,014,802
Principal payments on repurchase agreements	(470,180)	(790,433)
Proceeds from issuance of securitized debt obligations	—	646,868
Principal payments on securitized debt obligations	(115,853)	(181,000)
Proceeds from asset-specific financings	6,626	114,080
Proceeds from revolving credit facilities	38,361	164,598
Repayment of revolving credit facilities	(80,369)	(239,598)
Proceeds from senior secured term loan facilities	205,647	—
Proceeds from issuance of warrants to purchase common stock	4,541	—
Proceeds from issuance of common stock, net of offering costs	—	207,405
Dividends paid on preferred stock	(75)	(75)
Dividends paid on common stock	(23,038)	(63,273)
Net cash (used in) provided by financing activities	(37,336)	873,374
Net increase in cash, cash equivalents and restricted cash	199,241	182,740
Cash, cash equivalents and restricted cash at beginning of period	159,764	123,423
Cash, cash equivalents and restricted cash at end of period	$359,005	$306,163
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$83,366	$95,847
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$210,452	$—
Dividends declared but not paid at end of period	$11,065	$23,063
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
Although the Company is currently externally managed by Pine River Capital Management L.P., or the Manager, subsequent to September 30, 2020, the Company entered into an internalization agreement with the Manager pursuant to which the Company will become an internally managed real estate investment trust, or REIT, as of 11:59 p.m. on December 31, 2020. See Note 21 – Subsequent Events for additional discussion of the Company’s internalization.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2020 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2020 should not be construed as indicative of the results to be expected for future periods or the full year.
The interim unaudited condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. As of September 30, 2020, the COVID-19 pandemic remains ongoing, and as a result, numerous countries, including the United States, have declared national emergencies. Such actions have resulted in significant macroeconomic disruptions and have adversely impacted many industries. The ongoing pandemic may continue to adversely impact macroeconomic and market conditions, resulting in a period of global economic slowdown. The rapidly evolving and fluid nature of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its interim unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020. However, the significant degree of uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
COVID-19. The Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three and nine months ended September 30, 2020.
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
Restructuring Charges
Subsequent to September 30, 2020, the Company entered into an internalization agreement with the Manager pursuant to which the Company’s management agreement with the Manager, or the Management Agreement, will terminate effective as of, 11:59 p.m. on December 31, 2020, and the Company will no longer pay base management fees or incentive fees with respect to any period thereafter. The termination of the Management Agreement will be a material change in the management structure of the business, and is accounted for under ASC 420, Exit or disposal cost obligations. The one-time payment to be made to the Manager under the internalization agreement, and other associated costs incurred as part of the internalization of the Company’s management function, are recorded within restructuring charges with a corresponding liability recorded within other liabilities. See Note 17 – Restructuring Charges for additional discussion of the restructuring charges related to the Company’s internalization and Note 21 – Subsequent Events for additional discussion of the Company’s internalization.
Senior Secured Term Loan Facilities
The Company records senior secured term loan facilities as liabilities on the Company’s consolidated balance sheets. Where applicable, any issue discount or transaction expenses are deferred and amortized over the term of the loan using the effective interest method, and is included within interest expense in the Company’s consolidated statements of comprehensive (loss) income, while the unamortized balance is included as a reduction to the carrying amount on the Company’s consolidated balance sheets.
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
The Company’s loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan. Those future funding commitments are also subject to an allowance for credit losses. The allowance for credit losses related to future loan fundings is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets,

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
and not as an offset to the related loan balance. This allowance for credit losses is estimated using the same process outlined below for the Company’s outstanding loan balances, and changes in this component of the allowance for credit losses similarly flow through the Company’s condensed consolidated statements of comprehensive (loss) income.
The Company elected not to measure an allowance for credit losses on accrued interest receivable when the accrued interest is due within 90 days. The Company generally writes off accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized within provision for credit losses in the condensed consolidated statements of comprehensive (loss) income. Accrued interest receivable includes deferred interest that may be collected at the loan maturity or past 90 days, and an allowance for credit losses has been included as part of the loan’s amortized cost. The Company did not write-off any accrued interest receivable during the three and nine months ended September 30, 2020.
The Company’s implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process. The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in the Company’s investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, (iv) selecting the forecast for macroeconomic conditions and (v) determining the reasonable and supportable forecast period.
Considering the lack of historical Company data related to any realized loan losses since its inception, the Company elected to estimate its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2019 for over 100,000 commercial real estate loans. The Company’s allowance for credit losses reflects its estimates of the current and future economic conditions that impact the performance of the commercial real estate properties serving as collateral for the Company’s loan investments. These estimates include unemployment rates, interest rates, price indices for commercial property and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. The Company licenses certain macroeconomic financial forecasts from a third-party to inform its view of the potential future impact that broader macroeconomic conditions may have on the performance of its loan portfolio. The forecasts are embedded in the licensed analytical model that the Company uses to estimate its allowance for credit losses. The Company may use one or more of these forecasts in the process of estimating its allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented. At the time of adoption of ASU No. 2016-13, in determining its initial allowance for credit losses estimate, the Company employed a macroeconomic forecast that largely reflected management’s views at the time and projected a stable overall economic scenario over the reasonable projection period. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value, or LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Upon adoption of ASU No. 2016-13 on January 1, 2020, based on the Company’s loan portfolio, pre-COVID-19 economic environment and management’s expectations for future economic and market conditions at the time, the Company recorded an initial allowance for credit losses, as a cumulative-effective adjustment to the cumulative earnings in its consolidated statements of stockholders’ equity, of approximately $18.5 million, or approximately $0.34 per share.
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
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board, or FASB, issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Loans held-for-investment	$1,262,619	$1,301,369
Allowance for credit losses	(19,677)	—
Loans held-for-investment, net	1,242,942	1,301,369
Restricted cash	1,921	76,093
Other assets	8,106	9,686
Total Assets	$1,252,969	$1,387,148
Securitized debt obligations	$928,623	$1,041,044
Other liabilities	1,443	1,078
Total Liabilities	$930,066	$1,042,122
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include commercial mortgage-backed securities, or CMBS, which are classified within AFS securities, at fair value, and held-to-maturity, or HTM, securities on the condensed consolidated balance sheets. As of December 31, 2019, the carrying value, net of allowance for credit losses, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $30.9 million. The Company did not hold any CMBS as of September 30, 2020.
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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$4,045,912	$12,586	$14,290	$4,072,788
Unamortized (discount) premium	(72)	—	—	(72)
Unamortized net deferred origination fees	(20,543)	28	—	(20,515)
Allowance for credit losses	(71,632)	(1,421)	(286)	(73,339)
Carrying value	$3,953,665	$11,193	$14,004	$3,978,862
Unfunded commitments	$596,440	$—	$—	$596,440
Number of loans	107	2	1	110
Weighted average coupon	5.1%	10.4%	8.0%	5.1%
Weighted average years to maturity (2)	1.3	1.2	6.3	1.3

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2019
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$4,229,194	$13,503	$14,448	$4,257,145
Unamortized (discount) premium	(124)	—	—	(124)
Unamortized net deferred origination fees	(30,788)	(21)	—	(30,809)
Carrying value	$4,198,282	$13,482	$14,448	$4,226,212
Unfunded commitments	$748,878	$—	$—	$748,878
Number of loans	117	2	1	120
Weighted average coupon	5.4%	11.7%	8.0%	5.4%
Weighted average years to maturity (2)	1.8	2.0	7.1	1.8
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

(dollars in thousands)	September 30, 2020		December 31, 2019
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,758,637	44.2%	$1,779,173	42.0%
Multifamily	954,910	24.0%	1,058,708	25.1%
Hotel	645,544	16.2%	640,503	15.2%
Retail	336,064	8.4%	398,742	9.4%
Industrial	244,706	6.2%	312,637	7.4%
Other	39,001	1.0%	36,449	0.9%
Total	$3,978,862	100.0%	$4,226,212	100.0%

(dollars in thousands)	September 30, 2020		December 31, 2019
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,065,128	26.8%	$1,196,767	28.4%
Southwest	818,056	20.5%	923,519	21.8%
West	723,076	18.2%	735,416	17.4%
Midwest	714,628	18.0%	700,778	16.6%
Southeast	657,974	16.5%	669,732	15.8%
Total	$3,978,862	100.0%	$4,226,212	100.0%
At September 30, 2020 and December 31, 2019, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.9 billion and $4.1 billion, respectively, as collateral for repurchase agreements, an asset-specific financing facility, a revolving credit facility and securitized debt obligations. See Note 9 - Collateralized Borrowings and Note 10 - Securitized Debt Obligations.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$4,290,047	$3,560,117	$4,226,212	$3,167,913
Originations, acquisitions and additional fundings	57,617	535,021	317,630	1,230,712
Repayments	(184,723)	(164,797)	(290,838)	(468,534)
Transfers to loans held-for-sale	(190,787)	—	(210,452)	—
Net discount accretion (premium amortization)	—	4	16	24
Increase in net deferred origination fees	101	(6,387)	(2,908)	(14,034)
Amortization of net deferred origination fees	3,236	3,137	12,541	11,014
Allowance for credit losses	3,371	—	(73,339)	—
Balance at end of period	$3,978,862	$3,927,095	$3,978,862	$3,927,095
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments, the Company continues to use a probability-weighted analytical model. The Company employed quarterly updated macroeconomic forecasts which reflect the impact of the COVID-19 pandemic on the overall U.S. economy, commercial real estate markets generally and are not specific to any loans in its portfolio. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio. Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses has been materially and adversely impacted. Estimates made by management are necessarily subject to change due to the lack of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects. See Note 2 - Use of Estimates for further discussion of COVID-19. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining contractual loan term, property type and others. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Company recognized $7.4 million in other liabilities related to the allowance for credit losses on unfunded commitments. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income on the Company’s condensed consolidated statements of comprehensive (loss) income.
The following table presents the changes for the three and nine months ended September 30, 2020 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Balance at beginning of period	$76,710	$16,692
Provision for credit losses	(3,371)	56,647
Writeoffs	—	—
Recoveries of amounts previously written off	—	—
Balance at end of period	$73,339	$73,339
For the three months ended September 30, 2020, the Company’s estimate of expected credit losses decreased slightly primarily due to the changes in the composition of the Company’s investment portfolio as a result of loan sales and repayments.
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. No loan was placed on nonaccrual status during the nine months ended September 30, 2020 and at December 31, 2019.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
With the passage of time and continuation of the COVID-19 pandemic, certain borrowers may become delinquent for more than 90 days which, among other factors, may result in certain loans being placed on nonaccrual status during the fourth quarter of 2020 and later periods.
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020			December 31, 2019
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$143,082	$142,041	9	$293,191	$292,270
2	59	2,183,926	2,157,540	100	3,661,077	3,632,528
3	27	924,380	899,351	9	243,127	241,901
4	18	821,400	779,930	2	59,750	59,513
5	—	—	—	—	—	—
Total	110	$4,072,788	$3,978,862	120	$4,257,145	$4,226,212
As of December 31, 2019 (prior to the adoption of ASU 2016-13), the Company had not identified any impaired loans and it had not recorded any allowances for losses as it was not deemed probable that the Company would not be able to collect all amounts due pursuant to the contractual terms of the loans.
The following table presents the carrying value of loans held-for-investment as of September 30, 2020 by risk rating and year of origination:

	September 30, 2020
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1 (Low Risk)	$—	$18,269	$90,472	$—	$33,300	$—	$142,041
2 (Average Risk)	74,375	1,050,044	591,444	284,263	103,336	54,078	2,157,540
3 (Acceptable Risk)	11,827	359,028	259,642	257,661	—	11,193	899,351
4 (Higher Risk)	40,931	166,125	250,302	180,968	—	141,604	779,930
5 (Loss Likely)	—	—	—	—	—	—	—
Total	$127,133	$1,593,466	$1,191,860	$722,892	$136,636	$206,875	$3,978,862
As of September 30, 2020 and December 31, 2019, the Company had not identified any loans in nonaccrual status. Additionally, during the nine months ended September 30, 2020, the Company did not enter into any loan modifications which were classified as troubled debt restructuring.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 5. Available-for-Sale Securities
The following table presents the components of the carrying value of AFS securities as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Face value	$—	$12,798
Unamortized premium (discount)	—	—
Allowance for credit losses	—	—
Gross unrealized gains	—	32
Gross unrealized losses	—	—
Carrying value	$—	$12,830
At December 31, 2019, the Company’s AFS securities were in an unrealized gain position and the Company pledged AFS securities with a carrying value of $12.8 million as collateral for repurchase agreements. See Note 9 - Collateralized Borrowings. During three months ended September 30, 2020, the Company’s AFS securities paid off in full.
Note 6. Held-to-Maturity Securities
The following table presents the components of the carrying value of HTM securities as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Face value	$—	$18,076
Unamortized premium (discount)	—	—
Allowance for credit losses	—	—
Carrying value	$—	$18,076
During three months ended September 30, 2020, the Company’s HTM securities paid off in full. At December 31, 2019, the Company pledged HTM securities with a carrying value of $18.1 million as collateral for repurchase agreements. See Note 9 - Collateralized Borrowings.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support investment activities. As of both September 30, 2020 and December 31, 2019, the Company had $3.4 million as collateral for repurchase agreements and by counterparties to support investment activities. In addition, as of September 30, 2020 and December 31, 2019, the Company held $1.9 million and $76.1 million, respectively, in restricted cash representing proceeds from principal paydowns of loans held in the CLOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$353,679	$80,281
Restricted cash	5,326	79,483
Total cash, cash equivalents and restricted cash	$359,005	$159,764

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
Available-for-sale securities. The Company has held AFS securities and those securities were carried at fair value on the condensed consolidated balance sheets and were comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate credit and cash flow factors including, but not limited to, required market yields for comparable investments, coupons, expected life of the security, property type, LTV and debt yield. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses).
Recurring Fair Value
As of September 30, 2020, the Company held no assets or liabilities measured at fair value on a recurring basis. The following table displays the Company’s assets measured at fair value on a recurring basis as of December 31, 2019.

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,830	$—	$12,830
Total assets	$—	$12,830	$—	$12,830

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2020. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior secured term facilities at their carrying value as of September 30, 2020.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,978,862	$3,951,248	$4,226,212	$4,261,612
Available-for-sale securities	$—	$—	$12,830	$12,830
Held-to-maturity securities	$—	$—	$18,076	$18,076
Cash and cash equivalents	$353,679	$353,679	$80,281	$80,281
Restricted cash	$5,326	$5,326	$79,483	$79,483
Liabilities
Repurchase agreements	$1,850,845	$1,850,845	$1,924,021	$1,924,021
Securitized debt obligations	$928,623	$912,190	$1,041,044	$1,050,912
Asset-specific financings	$123,091	$123,091	$116,465	$116,465
Revolving credit facilities	$—	$—	$42,008	$42,008
Convertible senior notes	$270,847	$257,735	$269,634	$283,332
Senior secured term loan facilities	$205,647	$205,647	$—	$—
Note 9. Collateralized Borrowings
To finance its loans held-for-investment, the Company has entered into a variety of financing arrangements, including repurchase agreements and an asset-specific financing facility. The Company’s repurchase agreements are collateralized by loans held-for-investment and certain cash balances. Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase agreements, capital market events, would require the Company to fund margin calls. The Company’s asset-specific financing facility is collateralized by loans held-for-investment. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The following tables summarize details of the Company’s collateralized borrowings outstanding as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$498,181	$101,819	$600,000	$703,898	2.3%
Goldman Sachs Bank	May 2, 2021	405,971	94,029	500,000	582,376	2.5%
JPMorgan Chase Bank	June 28, 2022	400,880	103,226	504,106	550,025	2.8%
Citibank	January 9, 2023	390,767	9,233	400,000	492,830	1.8%
Wells Fargo Bank (2)	June 28, 2021	155,046	119,954	275,000	220,152	1.9%
Total/Weighted Average		$1,850,845	$428,261	$2,279,106	$2,549,281
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$123,091	$26,909	$150,000	$152,262	2.5%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2019
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$556,887	$43,113	$600,000	$740,791	3.9%
Goldman Sachs Bank	May 2, 2020	405,057	94,943	500,000	541,640	3.8%
JPMorgan Chase Bank	June 28, 2022	408,819	41,181	450,000	553,020	3.7%
Citibank	July 15, 2022	339,888	60,112	400,000	432,867	3.4%
Wells Fargo Bank (2)	June 28, 2021	194,113	80,887	275,000	286,672	3.5%
JPMorgan Chase Bank	February 10, 2020	19,257	NA	NA	30,906	4.1%
Total/Weighted Average		$1,924,021	$320,236	$2,225,000	$2,585,896
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$116,465	$33,535	$150,000	$144,322	3.5%
Revolving credit facilities:
Citibank	July 26, 2021	$42,008	$32,992	$75,000	$80,473	4.0%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of September 30, 2020, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.

At September 30, 2020, the Company’s collateralized borrowings outstanding had the following remaining maturities:

	September 30, 2020
(dollars in thousands)	Repurchase Agreements	Asset-Specific Financings	Revolving Credit Facilities	Total Amount Outstanding
Within one year	$1,059,198	$—	$—	$1,059,198
One to three years	791,647	123,091	—	914,738
Three to five years	—	—	—	—
Five years and over	—	—	—	—
Total	$1,850,845	$123,091	$—	$1,973,936

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$498,181	$213,187	23%	0.74	$556,887	$185,022	18%	1.49
JPMorgan Chase Bank	400,880	157,689	17%	1.74	428,076	156,764	15%	2.39
Goldman Sachs Bank	405,971	183,251	20%	0.59	405,057	137,326	13%	0.34
Citibank	390,767	106,905	11%	2.28	339,888	93,553	9%	2.54
Wells Fargo Bank	155,046	67,075	7%	0.74	194,113	93,004	9%	1.49
Total	$1,850,845	$728,107			$1,924,021	$665,669
____________________
(1)Represents the excess of the carrying amount or market value of the loans held-for-investment, AFS securities and HTM securities pledged as collateral for repurchase agreements, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. As of September 30, 2020, the Company no longer held AFS or HTM securities.
The Company does not anticipate any defaults by its financing counterparties, although there can be no assurance that one or more defaults will not occur.
Note 10. Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CLOs, which are consolidated on the Company’s condensed consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLOs. The securitized debt obligations issued by the CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the outstanding amount due on securitized debt obligations was $928.6 million and $1.0 billion, net of deferred issuance costs, respectively, with a weighted average interest rate of 1.69% and 3.32%, respectively.
Note 11. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2020, the notes had a conversion rate of 50.7073 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2020, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of September 30, 2020 and December 31, 2019 was $270.8 million and $269.6 million, respectively, net of deferred issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock
On September 25, 2020, the Company, as a guarantor, and certain subsidiaries of the Company, as borrowers, entered into a five-year senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC providing for up to $300.0 million of new senior secured term loan facilities and warrants to purchase, in the aggregate, up to 6,065,820 shares of the Company’s common stock, $0.01 par value per share. The term loan credit agreement is guaranteed by the Company and certain of its subsidiaries and secured by certain of their unencumbered assets and pledges of certain equity interests held by the Company and its subsidiaries. The loans outstanding under the term loan facilities are non-amortizing and may be voluntarily repaid, in whole or in part, at any time subject to certain prepayment premiums if they are repaid prior to September 25, 2023.
On September 28, 2020, the Company borrowed $225.0 million under the initial term loan facility. The remaining $75.0 million of commitments under the term loan facilities are available to the Company on a delayed draw basis during the sixth-month period after September 25, 2020, which period may be extended for an additional six months upon payment of an extension fee. A portion of the warrants exercisable for 1,516,455 shares of common stock are subject to (i) vesting on a pro rata basis as draws occur under the delayed draw term loan facility or (ii) forfeiture on a pro rata basis to the extent of commitments under the delayed draw term loan facility that are ultimately terminated or undrawn. The net proceeds from the initial term loan facility were approximately $210.2 million after deducting discounts and expenses, which were capitalized as debt issuance costs. Interest on the outstanding loans under the term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The term loan facilities will mature on September 25, 2025.
The warrants issued in conjunction with entering into the term loan credit agreement are exercisable at the holder’s option at any time and from time to time on or after September 25, 2021, in whole or in part at an initial exercise price of $6.47 per share of common stock, subject to certain antidilution adjustments. The warrants will expire on September 25, 2026.
The Company recorded the value of the term loan facilities and the warrants on a relative fair value basis. The estimated fair value of the warrants at the date of issuance was approximately $4.5 million and was recognized as a discount to the term loan facilities. See Note 15 - Stockholders’ Equity and Note 19 - Earnings Per Share for further details. The consolidated carrying value of the senior secured term loan facilities as of September 30, 2020 was $205.6 million, net of deferred issuance costs.
The table below summarizes the net carrying amount of the term loan facilities:

	September 30,	December 31,
(in thousands)	2020	2019
Principal outstanding	$225,000	$—
Less: Unamortized debt discount and issuance costs	19,353	—
Net carrying value	$205,647	$—
The term loan credit agreement contains various affirmative and negative covenants, which are applicable to the Company, the borrowers and their respective subsidiaries, including limitations (subject to exceptions) on their ability to: (i) incur indebtedness; (ii) incur liens on their assets; (iii) consummate certain fundamental changes; (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to their equity interests; (vi) make investments; (vii) enter into transactions with their affiliates; (viii) modify the terms of the Company’s existing convertible notes, any refinancings thereof or any subordinated or junior lien indebtedness, or prepay any such indebtedness; and (ix) enter into certain burdensome agreements.
The term loan credit agreement also contains financial covenants that are substantially similar to the financial covenants under the Company’s repurchase agreements and asset-specific financing facility. If the Company fails to meet or satisfy any of the covenants in accordance with the term loan credit agreement and is unable to obtain a waiver or other suitable relief from the lenders, the Company would be in default and the Company’s lenders could elect to declare outstanding amounts due and payable.
The Company was in compliance with all financial covenants as of September 30, 2020.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 13. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2020:
Impact of COVID-19. Due to the current COVID-19 pandemic in the United States and globally, the Company’s borrowers and their tenants, property sponsors, the properties securing our investments and the overall economy have been, and will continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and the full extent of its impact on the global economy generally, and the Company’s borrowers and their tenants, cash flows and future results of operations could be significant, and will largely depend on future developments, which are highly uncertain and unpredictable, including new information, which may emerge, concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, businesses, governments and capital markets. As of September 30, 2020, no contingencies have been recorded on the Company’s condensed consolidated balance sheets as a result of COVID-19. However, as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations and cash flows. See Note 2 - Use of Estimates for further discussion of COVID-19.
Management Agreement. Upon closing its initial public offering, or IPO, on June 28, 2017, the Company entered into a the Management Agreement. The Company currently pays the Manager a base management fee equal to 1.5% of the Company’s equity on an annualized basis, as defined in the Management Agreement. For purposes of calculating the management fee, equity means the sum of the net proceeds received by the Company from all issuances of its equity securities, plus its cumulative “core earnings” at the end of the most recently completed calendar quarter, less any distributions to stockholders, any amount that the Company has paid to repurchase its stock and any incentive fees earned by the Manager, but excluding the incentive fee earned in the current quarter. As a result, equity for purposes of calculating the management fee may differ from the amount of stockholders’ equity shown in the Company’s condensed consolidated financial statements.
Currently, incentive fees, if earned, are payable to the Manager, as defined in the Management Agreement. The incentive fee is the excess of (1) the product of (a) 20% and (b) the result of (i) the Company’s “core earnings” for the previous 12-month period, minus (ii) the product of (A) the Company’s equity in the previous 12-month period, and (B) 8% per annum, less (2) the sum of any incentive fees paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fees are payable with respect to any calendar quarter unless “core earnings” for the 12 most recently completed calendar quarters in the aggregate is greater than zero.
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
Internalization. The initial term of the Management Agreement expired on June 28, 2020 and automatically renewed for a one-year term. Subsequent to September 30, 2020, the Company entered into an internalization agreement with the Manager pursuant to which the Management Agreement will terminate effective as of 11:59 p.m. on December 31, 2020, and the Company will no longer pay base management fees or incentive fees with respect to any period thereafter and will make a one-time cash payment of $44.5 million to the Manager. As of September 30, 2020, the Company’s condensed consolidated financial statements recognized a $44.5 million in other liabilities with respect to the internalization of the Company’s management function. See Note 21 – Subsequent Events for additional discussion of the Company’s internalization.
Employment contracts. The Company currently does not directly employ any personnel. Instead, the Company currently relies on the resources of the Manager and its affiliates to conduct the Company’s operations. As described in Note 21 – Subsequent Events, subsequent to September 30, 2020 the Company entered into employment agreements with the Company’s senior management team and, in accordance with the terms of the internalization agreement, the Company also intends to extend offers of employment to other employees of the Manager or its affiliates across a variety of functions who support the Company’s business. See Note 21 – Subsequent Events for additional discussion of the Company’s internalization.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of September 30, 2020.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of September 30, 2020 and December 31, 2019, the Company had unfunded loan commitments of $596.4 million and $748.9 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans, which have a weighted average future funding period of approximately three years. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies and the U.S. commercial real estate market, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
Note 14. Preferred Stock
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
The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends. During the three and nine months ended September 30, 2020, the Company declared dividends to the preferred stockholder of $25,000 and $75,000, respectively. During the three and nine months ended September 30, 2019, the Company declared dividends to the preferred stockholder of $25,000 and $75,000, respectively.
Note 15. Stockholders’ Equity
Common Stock
On February 5, 2019, the Company closed an underwritten public offering of 6,850,000 shares of its common stock. The Company received total proceeds from the offering of approximately $130.2 million. In addition, the Company granted the underwriters a thirty-day option to purchase up to an additional 1,027,500 shares of its common stock, which was exercised in full on March 6, 2019 resulting in proceeds of $19.5 million from exercise of the underwriters’ option. In connection with this offering, the Manager agreed to pay approximately $1.6 million of the underwriting fees and discounts.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2020, the Company had 55,205,082 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the nine months ended September 30, 2020 and 2019:

Number of common shares
Common shares outstanding, December 31, 2018	43,621,174
Issuance of common stock	10,954,924
Issuance of restricted stock (1)	277,107
Common shares outstanding, September 30, 2019	54,853,205

Common shares outstanding, December 31, 2019	54,853,205
Issuance of common stock	—
Issuance of restricted stock (1)	351,877
Common shares outstanding, September 30, 2020	55,205,082
____________________
(1)Represents shares of restricted stock granted under the Company’s 2017 Equity Incentive Plan, net of forfeitures. See Note 16 - Equity Incentive Plan for additional information.
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2018 through September 30, 2020:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
December 18, 2019	December 31, 2019	January 17, 2020	$0.42
September 18, 2019	October 3, 2019	October 18, 2019	$0.42
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
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
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2020, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million, of which 3,077,424 shares were sold for net proceeds of $58.1 million during the three and nine months ended September 30, 2019, respectively. Additionally, the Company received a base management fee reimbursement from the Manager of $0.1 million for stock sold under the equity distribution agreement during the three and nine months ended September 30, 2019. No shares were sold during the three and nine months ended September 30, 2020.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Warrants to Purchase Common Stock
The warrants issued in conjunction with the term loan credit agreement have an initial exercise price of $6.47 per share of common stock. The exercise price of the warrants and shares of common stock issuable upon exercise of the warrants are subject to customary adjustments. The warrants are exercisable on a net settlement basis at any time, and from time to time, on or after September 25, 2021 until September 25, 2026. Payment of the exercise price will be made solely on a cashless basis by withholding shares issuable upon exercise. The Company may settle the exercise of the warrants in cash or by issuing shares of common stock, at its option. The warrants are classified as equity and were initially recorded at their estimated fair value of approximately $4.5 million with no subsequent remeasurement.
The Company retained third party valuation experts to assist with estimating the fair value of the warrants on the issuance date. Based on the warrants’ fair value relative to the fair value of the term loan facilities, approximately $4.5 million of the $225.0 million of gross proceeds was allocated to the warrants, creating a corresponding term loan facilities discount in the same amount. The Company elected the accreted redemption value method whereby this discount will be accreted over five years using the effective interest method, resulting in an increase in the carrying value of the term loan facilities.
Accumulated Other Comprehensive (Loss) Income
At September 30, 2020, the Company held no AFS securities. Accumulated other comprehensive income at December 31, 2019 was $0.03 million.
Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive (loss) income to net (loss) income upon the recognition of any provision for credit losses as the allowance for credit losses on individual AFS securities is increased or decreased. The Company did not record any reclassifications out of accumulated other comprehensive (loss) income for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019. For the nine months ended September 30, 2020, the Company reclassified $0.5 million of unrealized losses on AFS securities out of accumulated other comprehensive (loss) income to provision for credit losses on the condensed consolidated statements of comprehensive (loss) income.
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
During the nine months ended September 30, 2020 and 2019, the Company granted 69,720 and 18,189 shares of restricted common stock, respectively, to its independent directors as compensation for their service on the Company’s board of directors, pursuant to the terms of the Plan. The estimated fair value of these awards was $5.02 and $19.24 per share, respectively, on the grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The shares underlying these awards vest on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable award agreement.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Additionally, during the nine months ended September 30, 2020 and 2019, the Company granted 297,769 and 258,918 shares of restricted common stock, respectively, to key employees of the Manager and its affiliates pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $18.47 and $19.31 per share, respectively, on the grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying these awards vest in three equal annual installments commencing on the first anniversary of the grant date, as long as the grantee complies with the terms and conditions of his or her applicable award agreement.
The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	461,371	$18.75	321,134	$18.04
Granted	367,489	15.92	277,107	19.31
Vested	(243,713)	(18.74)	(136,870)	(18.20)
Forfeited	(15,612)	(18.68)	—	—
Outstanding at End of Period	569,535	$16.93	461,371	$18.75
For the three and nine months ended September 30, 2020, the Company recognized compensation related to restricted common stock of $1.3 million and $4.0 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized compensation related to restricted common stock of $1.2 million and $3.6 million, respectively.
Note 17. Restructuring Charges
Subsequent to September 30, 2020, the Company entered into an internalization agreement with the Manager pursuant to which the Company will internalize its management function effective as of, and the Company will no longer pay base management fees or incentive fees with respect to any period after, 11:59 p.m. on December 31, 2020, and the Company will make a one-time cash payment of $44.5 million to the Manager. See Note 21 – Subsequent Events for additional discussion of the Company’s internalization. The one-time payment of $44.5 million to the Manager is recorded in other liabilities as of September 30, 2020.
Note 18. Income Taxes
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 19. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to common stockholders - basic	$(24,691)	$17,368	$(63,665)	$52,464
Interest expense attributable to convertible notes (1)	—	—	—	—
Net (loss) income attributable to common stockholders - diluted	$(24,691)	$17,368	$(63,665)	$52,464
Denominator:
Weighted average common shares outstanding	54,624,739	54,391,834	54,561,411	52,017,520
Weighted average restricted stock shares	580,343	461,371	578,752	474,804
Basic weighted average shares outstanding	55,205,082	54,853,205	55,140,163	52,492,324
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	—	—	—
Effect of dilutive shares issued in an assumed exercise of warrants issued in conjunction with the term loan facilities	—	—	—	—
Diluted weighted average shares outstanding	55,205,082	54,853,205	55,140,163	52,492,324
(Loss) earnings per share
Basic	$(0.45)	$0.32	$(1.15)	$1.00
Diluted	$(0.45)	$0.32	$(1.15)	$1.00
____________________
(1)Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.
For the three and nine months ended September 30, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $4.5 million and $13.6 million, respectively, of interest expense, net of nondiscretionary adjustment for the assumed change in the management fee calculation, and 13,717,782 and 13,717,782 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
For the nine months ended September 30, 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $13.5 million of interest expense, net of nondiscretionary adjustment for the assumed change in the management fee calculation, and 13,665,164 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
In conjunction with entering into the term loan credit agreement and the warrants described in Note 12 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2020, these adjustments totaled $0.1 million.
The computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming exercise of warrants issued in conjunction with entering into the term loan credit agreement. The number of incremental shares is calculated by applying the treasury stock method. For the nine months ended September 30, 2020, the additional 364,182 shares attributable to the warrants were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 20. Related Party Transactions
Currently, the Company does not have any employees and is externally managed by the Manager under the terms of a Management Agreement. See Note 21 – Subsequent Events for further discussion regarding employment after the consummation of the Company’s internalization. Under the Management Agreement, the Manager and its affiliates provide the Company with the personnel and resources necessary to operate the Company’s business. In exchange, the Company currently pays the Manager a base management fee that is equal to 1.5% of the Company’s equity, as defined in the Management Agreement, on an annualized basis. The Company incurred $4.0 million and $11.8 million, respectively, as a management fee to the Manager for the three and nine months ended September 30, 2020, and $3.8 million and $11.0 million, respectively, as a management fee to the Manager for the three and nine months ended September 30, 2019.
In addition, incentive fees, if earned, are payable to the Company’s Manager, as defined in the Management Agreement. No incentive fees were incurred for the three and nine months ended September 30, 2020 or the three months ended September 30, 2019. The Company incurred $0.2 million as an incentive fee to the Manager for the nine months ended September 30, 2019. See further discussion of the base management fee and incentive fee calculations in Note 13 - Commitments and Contingencies and further discussion of base management fee reimbursements for common stock sold under the Company’s equity distribution agreement in Note 15 - Stockholder’s Equity.
The Company currently reimburses the Manager for certain direct and allocated costs incurred by the Manager on behalf of the Company. During the three and nine months ended September 30, 2020, direct and allocated costs totaled approximately $1.5 million and $10.8 million, respectively. During the three and nine months ended September 30, 2019, direct and allocated costs totaled approximately $1.7 million and $10.0 million, respectively.
Subsequent to September 30, 2020, the Company entered into an internalization agreement with the Manager pursuant to which, as of 11:59 p.m. on December 31, 2020, the Management Agreement will terminate, the Company will no longer rely on the Manager and its affiliates to provide personnel and resources to operate the Company’s business and the Company will no longer be obligated to pay base management fees or incentive fees to the Manager or reimburse the Manager for costs incurred by the Manager on behalf of the Company with respect to any period after such date. See Note 21 – Subsequent Events for additional discussion of the Company’s internalization.
In addition, during the nine months ended September 30, 2019, the Manager paid the underwriters an amount equal to $0.20 per share for each share issued in connection with the Company’s underwritten public offering of its common stock and the related option exercised by the underwriters to purchase additional shares of the Company’s common stock.
The Company has contractual relationships with a majority of its third-party vendors and pays those vendors directly. The Company will continue to have certain costs allocated to it by the Manager under the Management Agreement for compensation, data services, technology and certain office lease payments until the consummation of the Company’s internalization.
The Company recognized $1.3 million and $4.0 million of compensation during the three and nine months ended September 30, 2020, respectively, and $1.2 million and $3.6 million of compensation during the three and nine months ended September 30, 2019, respectively, related to restricted common stock issued to employees of the Manager and the Company’s independent directors pursuant to the Plan. See Note 16 - Equity Incentive Plan for additional information.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.
Note 21. Subsequent Events
Events subsequent to September 30, 2020 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements, except as set forth below:
Internalization
On October 4, 2020, the Company entered into employment agreements with the Company’s senior management team, pursuant to which each will become directly employed by the Company upon consummation of the internalization of the Company’s management function, or the Internalization.
On October 10, 2020, the Company entered into an internalization agreement with the Manager, pursuant to which the Company will internalize its management function, effective as of 11:59 p.m. on December 31, 2020. Prior to the Internalization, the Manager will continue to provide services to the Company pursuant to the Management Agreement. Upon consummation of the Internalization, among other things, (i) the Management Agreement will be terminated, (ii) the Company will no longer pay management or incentive fees to the Manager for any period following the Internalization and (iii) the Company will become an internally managed REIT. In connection with the Internalization, the Company will make a one-time cash payment of $44.5 million to the Manager. In accordance with the terms of the internalization agreement, the Company also

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
intends to extend offers of employment to other employees of the Manager or its affiliates across a variety of functions who support the Company’s business.
Quarterly Dividend
On September 28, 2020, the Company declared a quarterly dividend of $0.20 per share of common stock for the quarter ended September 30, 2020. The dividend was paid on October 19, 2020 to common stockholders of record at the close of business on October 8, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The Internalization
Subsequent to September 30, 2020, we entered into an internalization agreement with our Manager, pursuant to which we will internalize our management function, or the Internalization, effective as of 11:59 p.m. on December 31, 2020. Prior to the Internalization, our Manager will continue to provide services to us pursuant to our existing management agreement with our Manager, or the Management Agreement. Upon consummation of the Internalization, among other things, (i) the Management Agreement will be terminated, (ii) we will no longer pay management or incentive fees to our Manager for any period following the Internalization and (iii) we will become an internally managed REIT. In connection with the Internalization, we will make a one-time cash payment of $44.5 million to our Manager and we will incur expenses associated with becoming an internally managed REIT, including compensation expenses previously borne by our Manager.
Business Operations
As discussed above, following the consummation of the Internalization, we will become internally managed. Specifically, we will have employees and no longer rely on a third-party manager to operate our business. Subsequent to September 30, 2020, we also entered into employment agreements with our senior management team, pursuant to which our senior management team will become directly employed by us upon consummation of the Internalization. In accordance with the terms of the internalization agreement, we also intend to extend offers of employment to other employees of our Manager or its affiliates across a variety of functions who support our business. Further, we have moved certain functions, such as information technology infrastructure and others, to independent third-party providers and anticipate an orderly and timely transition of all other required functions, such that our business will continue its normal operations without interruption. We believe that the Internalization represents an important milestone for us and we anticipate that it will result in lower operating costs on an internalized basis compared to the externally managed model and will eliminate certain inherent conflicts particular to externally managed companies.
COVID-19 Pandemic
As of September 30, 2020, the COVID-19 pandemic remains ongoing, and as a result, numerous countries, including the United States, have declared national emergencies and have reacted by instituting quarantines, restrictions on travel and temporarily closing non-essential businesses, including offices and hotels. Many states and local jurisdictions in the U.S. instituted varying degrees of “shelter-in-place” guidelines or orders and other measures designed to mitigate the impact of COVID-19. Such actions have resulted in significant macroeconomic disruptions and have adversely impacted many industries. In response, the U.S. government has implemented unprecedented actions, such as economic stimulus and interest rate cuts. However, the ongoing pandemic may continue to adversely impact macroeconomic and market conditions, resulting in a period of global economic slowdown. The rapidly evolving and fluid nature of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.
The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration, severity and spread of the outbreak, along with the related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and uncertainty with respect to the duration of the global economic slowdown. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources, see Liquidity and Capital Resources below.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular those relating to the COVID-19 pandemic, including the ultimate impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and estimates are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Risk Factors.” These risks may also be further heightened by the continued and evolving impact of the COVID-19 pandemic. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. Important factors, among others, that may affect our actual results include:
•our ability to successfully manage the pending transition to internalized management;
•the severity and duration of the ongoing COVID-19 pandemic;
•potential risks and uncertainties relating to the ultimate geographic spread of COVID-19;
•actions taken by governmental authorities and businesses to contain the COVID-19 outbreak or to mitigate its impact;
•the negative impacts of COVID-19 on the global economy, including the sudden severe rise in unemployment, and the impacts of COVID-19 on our financial condition, business operations and value of our assets, as well as the financial condition and operations of our borrowers;
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
•availability of qualified personnel;
•our relationship with our Manager, until the consummation of the Internalization;
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

Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share on a GAAP basis, dividends declared per share, Core Earnings per common share and book value per share. For the three months ended September 30, 2020, we recorded a net loss per share of ($0.45), a decrease of $0.42 per share from the three months ended June 30, 2020, primarily due to the restructuring costs associated with the internalization of our management function and a realized loss on the sale of certain loans partially offset by the reduction in allowance for credit losses in the third quarter of 2020. For the three months ended September 30, 2020, we declared a cash dividend of $0.20 per share of common stock, which was paid on October 19, 2020. Core Earnings per common share was $0.27 for the three months ended September 30, 2020, an increase of $0.02 from the three months ended June 30, 2020. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.
Our book value per common share as of September 30, 2020 was $16.93, a ($0.54) decrease from our book value per common share as of June 30, 2020, primarily due to the GAAP net loss resulting from the restructuring costs associated with the internalization of our management function, our declaration of the third quarter dividend of $0.20 per share of common stock and debt issuance costs incurred in connection with entering into our term loan facilities. Book value per share includes the issuance of $4.5 million of common stock warrants in connection with our borrowings under the term loan facilities as described in Note 12 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings per share and dividends declared per share:

	Three Month Ended
	September 30,	June 30,
(in thousands)	2020	2020
Net Loss	$(24,691)	$(1,758)
Weighted average number of common shares outstanding	55,205,082	55,158,283
Basic and Diluted Loss per Common Share	$(0.45)	$(0.03)
Dividend Declared per Common Share	$0.20	$—

Core Earnings
We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Core Earnings is a measure that is not prepared in accordance with GAAP. For reporting purposes, we define Core Earnings as net income (loss) attributable to our stockholders computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains (losses) or other similar non-cash items that are included in net income for the applicable reporting period (regardless of whether such items are included in other comprehensive income or loss or in net income for such period) and (iv) certain non-cash items and one-time expenses. Core Earnings may also be adjusted from time to time for reporting purposes to exclude one-time events pursuant to changes in GAAP and certain other material non-cash income or expense items approved by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Core Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.
We believe providing Core Earnings on a supplemental basis to our net income (loss) and cash flow from operating activities as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. Although the Management Agreement requires us to calculate the incentive and base management fees due to our Manager using Core Earnings before our incentive fee expense, we report Core Earnings after our incentive fee expense because we believe the latter is a more meaningful presentation of the economic performance of our common stock.
Core Earnings does not represent net income (loss) or cash flow from operating activities and should not be considered as an alternative to GAAP net income (loss), or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.
The following tables provide a reconciliation of GAAP net (loss) income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Month Ended
	September 30,	June 30,
(in thousands)	2020	2020
Net Loss Attributable to Common Stockholders	$(24,691)	$(1,758)
Adjustments:
Provision for credit losses	(5,300)	14,205
Restructuring charges	43,682	—
Non-cash equity compensation expense	1,316	1,323
Core Earnings	$15,007	$13,770
Weighted average shares outstanding basic and diluted	55,205,082	55,158,283
Core Earnings per share, basic and diluted	$0.27	$0.25
Book Value Per Common Share
The following table provides the calculation of our book value per share:

	Three Month Ended
	September 30,	June 30,
(in thousands)	2020	2020
Stockholder's Equity	$934,462	$964,336
Shares:
Common Stock	55,205,082	55,205,082
Deferred Stock Units	—	—
Total Outstanding	55,205,082	55,205,082
Book Value Per Share	$16.93	$17.47
Book value per share as of September 30, 2020 includes the impact of an estimated allowance for credit losses of $80.7 million, or $1.46 per common share. See Note 2 – Basis of Presentation and Significant Accounting Policies of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed discussion of allowance for credit losses.
Third Quarter 2020 Activity
Operating Results:
•Generated GAAP net loss of ($24.7) million, or ($0.45) per share for the three months ended September 30, 2020, primarily driven by the one-time restructuring costs associated with the Internalization and a realized loss on the sale of certain loans.
•Core Earnings for the three months ended September 30, 2020 was $15.0 million, or $0.27 per share, compared to $13.8 million, or $0.25 per share for the three months ended June 30, 2020.
•Recorded a reduction in allowance for credit losses of $5.3 million driven by changes in the composition of our portfolio related to loan repayments and select loan sales.
•Declared a common dividend of $11.1 million, or $0.20 per share of common stock.

Portfolio Activity:
•Sold six loans with an unpaid principal balance of $191.4 million for $180.7 million resulting in a loss on sale of $10.0 million.
•Funded $54.5 million in loan balances in connection with existing loan funding commitments.
•Received $209.2 million from principal repayments and amortization on loans and securities.
•Portfolio of 110 investments as of September 30, 2020, consisting of 100% loans with a stabilized weighted average loan-to-value ratio of 63.6% and a weighted average all-in yield at origination of L+4.18%.
Financing Activity
•Entered into a five-year senior secured term loan credit agreement with an initial draw of $225.0 million, generating net cash proceeds of $205.6 million after deducting deferred issuance costs, $75.0 million in additional delayed draw commitments and warrants to purchase up to 6,065,820 shares of our common stock.
•Reinvested $21.1 million in GPMT 2019-FL2 involving five loans or participation interests therein.
•Voluntarily terminated our short-term secured revolving credit facility.
•Amended certain financial covenants of our repurchase agreements and our asset-specific financing facility to, among other things, exclude the impact of CECL reserves under Accounting Standards Update, or ASU, 2016-13 from the calculation of such financial covenants.
Liquidity:
•Available liquidity at September 30, 2020 was comprised of $359.0 million of cash on hand, of which $353.7 million was available for investment or other general corporate purposes.
Factors Affecting our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the COVID-19 pandemic and how they will affect the results of our operations.
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
Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements, or other types of credit facilities, provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. The COVID-19 pandemic has resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Impending declines in economic conditions could negatively impact real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through collateralized loan obligations, or CLOs, retaining the subordinate securities in our investment portfolio. Our CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our condensed consolidated balance sheets.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. We try to mitigate this risk by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses, including as a result of the COVID-19 pandemic, could occur that could adversely impact our operating results.
We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors. However, any potential negative impacts on our business as a result of the COVID-19 pandemic may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be relatively concentrated in certain property types, geographical areas or loan categories that may be more adversely affected by the pandemic than others. For example, certain of our loans are secured by office, multifamily, hotel and retail properties. Federal and state mandates implemented to control the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are expected to continue to negatively impact the hotel and retail industries, which could adversely affect our assets secured by such properties. Also, changes in how certain types of commercial properties are operated to facilitate social distancing and other techniques intended to control the impact of the pandemic, have impacted and are likely to continue to impact, our investments secured by these properties.
Operating Expenses - Investment Management and Corporate Overhead
We incur significant general and administrative costs, including certain costs related to being a public company and costs incurred on our behalf by our Manager. Currently, we rely on our Manager to provide, or obtain on our behalf, the personnel and services necessary for us to conduct our business because we have no employees of our own. Currently, our Manager performs these services for us and provides us with a comprehensive suite of investment and portfolio management services.
Under the Management Agreement, we currently pay all costs and expenses of our Manager incurred on our behalf in order to operate our business, as well as all compensation costs for certain personnel providing services to us under the Management Agreement, other than personnel directly involved in supporting the investment function. We also currently pay our Manager a quarterly base management fee equal to 0.375% (a 1.50% annual rate) of our equity and an incentive fee, which is payable, if earned, as defined in the Management Agreement. See further discussion of the base management fee and incentive fee calculations in Note 13 - Commitments and Contingencies of our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Upon consummation of the Internalization, we will no longer rely on our Manager for services necessary for us to conduct our business, nor will we pay management or incentive fees to the Manager for any period following the Internalization. We will incur expenses associated with becoming an internally managed REIT, including compensation expenses previously borne by our Manager. See “The Internalization” above for additional discussion of the Internalization.
We continue to monitor the COVID-19 pandemic and its impact on our operating partners, financing sources, borrowers and their tenants, and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations, liquidity and availability of financing, are uncertain and continue to evolve. To the extent that our borrowers and their tenants, property sponsors and financing sources continue to be impacted by the COVID-19 pandemic, it could have a material adverse effect on our liquidity and capital resources. Given the current highly uncertain environment, we may incur additional operating expenses for a period of time, which may be meaningful, related to actively managing our investment portfolio, our funding sources and exploring additional financing and capital sources to help us better manage through this period of economic uncertainty and market dislocation.

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
Due to the ongoing COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments and the economy as a whole have been, and will continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which remain highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial condition and performance, and our liquidity and ability to pay dividends, including the dividend on our common stock, which was temporarily suspended in the first quarter of 2020 and reinstated in the third quarter of 2020.
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
Allowance for Credit Losses
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the incurred loss model under existing guidance with a Current Expected Credit Loss, or CECL, model for instruments measured at amortized cost, and require entities to record allowances for AFS debt securities rather than reduce the amortized cost, as they did under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments. ASU 2016-13 was adopted through a cumulative-effect adjustment to cumulative earnings as of January 1, 2020.

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
Our implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process. The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in our investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) projecting the expected timing and amount of future loan fundings and repayments, (iii) assessing the current credit quality of loans and operating performance of loan collateral, (iv) selecting the forecast for macroeconomic conditions and (v) determining the reasonable and supportable forecast period. The allowance for loan losses also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imperfections. Foresight risk reflects the inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact on relevant economic variables. Input imperfection factors address the risk that certain model inputs may not reflect all available information such as changes in the level and quality of experience held by certain borrowers or limitations in data available for certain loan portfolios. Model imprecision considers known model limitations not yet fully reflected in the quantitative estimate. The determination of the appropriate qualitative adjustment is based on management's analysis of current and expected economic conditions and their impact to the portfolio, as well as a qualitative assessment of the lending environment, including underwriting standards. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.
Considering the lack of historical Company data related to any realized loan losses since our inception, we elected to estimate our allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2019 for over 100,000 commercial real estate loans. Our allowance for credit losses reflects its estimates of the current and future economic conditions that impact the performance of the commercial real estate properties serving as collateral for our loan investments. These estimates include unemployment rates, interest rates, price indices for commercial property, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. We license certain macroeconomic financial forecasts from a third-party to inform our view of the potential future impact that broader macroeconomic conditions may have on the performance of our loan portfolio. The forecasts are embedded in the licensed analytical model that we use to estimate our allowance for credit losses. We may use one of more of these forecasts in the process of estimating our allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting our portfolio could vary significantly from the estimates we made for the periods presented. At the time of adoption of ASU No. 2016-13, in determining our initial allowance for credit losses estimate, we employed a macroeconomic forecast that largely reflected our views at the time and projected stable economic conditions over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.

Upon adoption of ASU No. 2016-13 on January 1, 2020, based on our loan portfolio, pre-COVID-19 economic environment and management’s expectations for future economic and market conditions at the time, we recorded, as a cumulative-effective adjustment to the cumulative earnings in our consolidated statement of equity, an initial allowance for credit losses of approximately $18.5 million, or approximately $0.34 per common share. In addition, we recorded an incremental allowance for credit losses for the nine months ended September 30, 2020 of approximately $62.2 million, or $1.13 per common share, resulting in a cumulative year-to-date CECL impact of $80.7 million or $1.46 per common share, largely reflecting the changed expectations for macroeconomic and commercial real estate market conditions as a result of the COVID-19 pandemic.
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
Summary of Results of Operations and Financial Condition
Our GAAP net loss attributable to common stockholders was $24.7 million and $63.7 million ($0.45 and $1.15 per diluted weighted average share, respectively) for the three and nine months ended September 30, 2020, respectively, as compared to GAAP net income attributable to common stockholders of $17.4 million and $52.5 million ($0.32 and $1.00 per diluted weighted average share, respectively) for the three and nine months ended September 30, 2019, respectively. The GAAP net loss for the three and nine months ended September 30, 2020 was primarily a result of an increase in the provision for credit losses recognized in accordance with the new credit loss accounting standard adopted on January 1, 2020 and the one-time restructuring charges related to the Internalization. The increase in the provision for credit losses was magnified by the significant deterioration in the forecasts of macroeconomic conditions during the first and second quarter of 2020, due to the economic and market dislocation caused by the COVID-19 pandemic. The GAAP net loss for the three and nine months ended September 30, 2020 was also impacted by realized losses on sales of certain loans held-for-sale completed during the second and third quarters of 2020.

The following table presents the components of our comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2020	2019	2020	2019
Interest income:	(unaudited)
Loans held-for-investment	$56,783	$61,796	$180,341	$176,594
Loans held-for-sale	774	—	895	—
Available-for-sale securities	119	308	646	927
Held-to-maturity securities	113	530	659	1,804
Cash and cash equivalents	57	810	424	2,228
Total interest income	57,846	63,444	182,965	181,553
Interest expense:
Repurchase agreements	12,791	17,951	46,742	48,469
Securitized debt obligations	5,431	12,467	21,367	35,880
Convertible senior notes	4,529	4,503	13,570	13,459
Asset-specific financings	901	1,119	2,962	1,717
Senior secured term loan facilities	145	—	145	—
Revolving credit facilities	217	322	779	1,182
Total interest expense	24,014	36,362	85,565	100,707
Net interest income	33,832	27,082	97,400	80,846
Other (loss) income:
Provision for credit losses	5,300	—	(62,241)	—
Realized losses on sales	(10,019)	—	(16,913)	—
Fee income	595	—	1,117	1,115
Total other (loss) income	(4,124)	—	(78,037)	1,115
Expenses:
Management fees	3,974	3,801	11,840	11,013
Incentive fees	—	—	—	244
Servicing expenses	914	1,013	3,025	2,671
Restructuring charges	43,682	—	43,682	—
Other operating expenses	5,808	4,877	24,421	15,499
Total expenses	54,378	9,691	82,968	29,427
(Loss) income before income taxes	(24,670)	17,391	(63,605)	52,534
Benefit from income taxes	(4)	(1)	(15)	(4)
Net (loss) income	(24,666)	17,392	(63,590)	52,538
Dividends on preferred stock	25	25	75	75
Net (loss) income attributable to common stockholders	$(24,691)	$17,367	$(63,665)	$52,463
Basic (loss) earnings per weighted average common share	$(0.45)	$0.32	$(1.15)	$1.00
Diluted (loss) earnings per weighted average common share	$(0.45)	$0.32	$(1.15)	$1.00
Dividends declared per common share	$0.20	$0.42	$0.20	$1.26
Weighted average number of shares of common stock outstanding:
Basic	55,205,082	54,853,205	55,140,163	52,492,324
Diluted	55,205,082	54,853,205	55,140,163	52,492,324
Comprehensive (loss) income:
Net (loss) income attributable to common stockholders	$(24,691)	$17,367	$(63,665)	$52,463
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	—	—	—	224
Other comprehensive income	—	—	—	224
Comprehensive (loss) income	$(24,691)	$17,367	$(63,665)	$52,687

(in thousands)	September 30, 2020	December 31, 2019
Balance Sheet Data:

Loans held-for-investment	$3,978,862	$4,226,212
Total assets	$4,402,852	$4,460,862
Repurchase agreements	$1,850,845	$1,924,021
Securitized debt obligations	$928,623	$1,041,044
Asset-specific financings	$123,091	$116,465
Revolving credit facilities	$—	$42,008
Senior secured term loan facilities	$205,647	$—
Convertible senior notes	$270,847	$269,634
Total stockholders’ equity	$934,462	$1,019,136
Results of Operations
The following analysis focuses on our financial results during the three and nine months ended September 30, 2020 and 2019.
Interest Income
Interest income increased from $181.6 million to $183.0 million for the nine months ended September 30, 2019 and September 30, 2020, respectively, due to the origination of 15 commercial real estate loans with a principal balance of $641.5 million and additional fundings of $274.3 million provided on existing loan commitments, offset by repayments of $624.5 million as well as a significant decline in short-term interest rates during the period from September 30, 2019 to September 30, 2020. Interest income decreased from $63.4 million to $57.8 million for the three months ended September 30, 2019 and September 30, 2020, respectively, due to the aforementioned decline in short term-interest rates.
Interest Expense
Interest expense decreased from $36.4 million and $100.7 million for the three and nine months ended September 30, 2019, respectively, to $24.0 million and $85.6 million for the same periods in 2020, respectively, primarily due to a significant decline in short-term interest rates, offset by increased outstanding financing balances on the originations and additional fundings described above.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment/held-for-sale
Senior loans (3)	$4,115,011	$56,903	5.5%	$4,218,499	$179,216	5.7%
Subordinated loans	27,025	654	9.7%	27,201	2,020	9.9%
Available-for-sale securities	6,538	119	7.3%	9,668	646	8.9%
Held-to-maturity securities	5,990	113	7.5%	8,870	659	9.9%
Other		57			424
Total interest income/net asset yield	$4,154,564	$57,846	5.6%	$4,264,238	$182,965	5.7%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment/held-for sale
Senior loans (3)	$2,969,044	$19,189	2.6%	$3,059,632	$71,189	3.1%
Subordinated loans	8,600	70	3.3%	8,616	253	3.9%
Available-for-sale securities	4,334	43	4.0%	5,983	198	4.4%
Held-to-maturity securities	3,030	38	5.0%	4,768	210	5.9%
Other unsecured:
Senior secured term loan facilities	6,706	145	8.6%	3,353	145	8.6%
Convertible senior notes	270,709	4,529	6.7%	270,505	13,570	6.7%
Total interest expense/cost of funds	$3,262,423	24,014	2.9%	$3,352,857	85,565	3.4%
Net interest income/spread		$33,832	2.7%		$97,400	2.3%

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,733,792	$61,074	6.5%	$3,397,816	$174,227	6.8%
Subordinated loans	28,433	722	10.2%	30,981	2,367	10.2%
Available-for-sale securities	12,798	308	9.6%	12,798	927	9.7%
Held-to-maturity securities	21,323	530	9.9%	24,088	1,804	10.0%
Other		810			2,228
Total interest income/net asset yield	$3,796,346	$63,444	6.7%	$3,465,683	$181,553	7.0%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,713,782	$31,459	4.6%	$2,367,468	$85,985	4.8%
Subordinated loans	9,452	127	5.4%	9,485	389	5.5%
Available-for-sale securities	8,451	94	4.4%	8,435	285	4.5%
Held-to-maturity securities	14,357	179	5.0%	15,642	589	5.0%
Other unsecured:
Convertible senior notes	269,111	4,503	6.7%	268,737	13,459	6.7%
Total interest expense/cost of funds	$3,015,153	36,362	4.8%	$2,669,767	100,707	5.0%
Net interest income/spread		$27,082	1.9%		$80,846	2.0%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment/held-for-sale, AFS securities and HTM securities.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., 1-month U.S. LIBOR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, amendments of existing investments, additional fundings, upsizings and repayments.
The overall decrease in yields on our investment portfolio for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily driven by a significant decline in short-term interest rates and repayments of loans with higher spreads than those originated in 2019. The overall decrease in cost of funds on our secured borrowings for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily driven by the decline in short-term interest rates.
Our convertible senior notes due 2022 and 2023 are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Our senior secured term loan facilities due 2025 pay interest quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. If any amount under the term loan facilities is not paid when due, then such overdue amount would thereafter bear interest at a rate that is 4.00% per annum in excess of the interest rate otherwise payable on the term loan facilities. The cost of funds associated with our senior secured term loan facilities also includes amortization of deferred debt issuance costs.
Provision for Credit Losses
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, we use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through September 30, 2020, we employed third-party licensed macroeconomic forecasts, over the reasonable projection period, that include the impact of the COVID-19 pandemic on the overall economy and commercial real estate markets generally, and is not specific to any loan losses or impairments in our portfolio. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR,

LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
The allowance for credit losses related to our portfolio is deducted from the carrying value on the balance sheet, while the allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net income on the condensed consolidated statements of comprehensive (loss) income. The following table presents the components of provision for credit losses for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Provision for credit losses on:
Loans held-for-investment	$3,371	$(56,647)
Available-for-sale securities	256	—
Held-to-maturity securities	938	—
Other liabilities	735	(5,594)
Total provision for credit losses	$5,300	$(62,241)
For the three months ended September 30, 2020, our estimate of expected credit losses decreased slightly primarily due to the changes in the composition of our investment portfolio as a result of loan sales and loan repayments and the availability of more information regarding the recessionary macroeconomic forecast employed in our loss estimation model stemming from the ongoing impact of the COVID-19 pandemic.
Realized Losses on Sales
During the three months ended September 30, 2020, we sold loans for $181.4 million with an amortized cost of $191.4 million for realized losses of $10.0 million. During the nine months ended September 30, 2020, we sold loans for $193.6 million with an amortized cost of $210.5 million for realized losses of $16.9 million. We did not sell any loans during the three and nine months ended September 30, 2019.
Fee Income
During both the nine months ended September 30, 2019 and September 30, 2020, we recognized $1.1 million in fee income related to fees charged for early prepayments of loans held-for-investment. During the three months ended September 30, 2020, we recognized $0.6 million in fee income related to fees charged for early prepayments of loans held-for-investment. No fee income was earned during the three months ended September 30, 2019.

Expenses
The following table presents the components of expenses, other than restructuring charges, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2020	2019	2020	2019
Management fees	$3,974	$3,801	$11,840	$11,013
Incentive fees	$—	$—	$—	$244
Servicing expenses	$914	$1,013	$3,025	$2,671
Other operating expenses:
Compensation paid to certain officers by our Manager and reimbursed by us (1)	$284	$226	$2,265	$1,836
Other direct and allocated costs paid by our Manager and reimbursed by us	1,179	1,519	8,498	8,162
Amortization of executive officers’ restricted stock (2)	762	708	2,388	2,268
All other operating expenses/changes in operating expense accruals	3,583	2,424	11,270	3,233
Total other operating expenses	$5,808	$4,877	$24,421	$15,499
Annualized other operating expense ratio	2.4%	1.9%	5.1%	2.1%
____________________
(1)Officers include our principal financial officer, chief operating officer and general counsel. We do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer.
(2)Equity based compensation expense related to the amortization of restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 16 - Equity Incentive Plan of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), including our chief executive officer, chief investment officer, chief operating officer, principal financial officer, secretary and general counsel.
Currently, we do not have any employees and are externally managed by our Manager under the terms of the Management Agreement. Under the Management Agreement, our Manager and its affiliates currently provide us with the personnel and resources necessary to operate our business in exchange for a management fee and, if applicable, an incentive fee. The management fee is calculated based on our equity with certain adjustments outlined in the Management Agreement. The incentive fee is calculated based on historical “core earnings,” as defined in the Management Agreement, as well as our equity with certain adjustments outlined in the Management Agreement. See further discussion of the base management fee and incentive fee calculations in Note 13 - Commitments and Contingencies of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Upon consummation of the Internalization, we will no longer pay management or incentive fees to the Manager for any period following the Internalization and we will incur expenses associated with becoming an internally managed REIT, including compensation expenses previously borne by our Manager. For further discussion of the Internalization, see “The Internalization” above.
We also incur servicing expenses related to the servicing of commercial real estate loans and other operating expenses. The increase in servicing expenses during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was driven by the growth of our investment portfolio, as described above. The increase in our operating expense ratio during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business (and certain advisory and other professional fees). Included in other operating expenses are direct and allocated costs incurred by our Manager on our behalf and reimbursed by us, including compensation paid to employees of our Manager serving as our principal financial officer, chief operating officer and general counsel. We reimburse our Manager for our allocable share of the compensation paid by our Manager to its personnel serving as our chief operating officer, principal financial officer and general counsel; we do not reimburse our Manager for any expenses related to the compensation of our chief executive officer or chief investment officer.
Portfolio Overview
We originate and acquire commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as “loans held-for-investment” on the condensed consolidated balance sheets. Loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable.

The following tables provide a summary of our portfolio as of September 30, 2020:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination(3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$4,642,351	$4,045,912	$3,953,665	L+3.50%	L+4.16%	3.1	66.1%	63.7%
Subordinated loans	26,876	26,876	25,197	L+9.50%	L+9.84%	8.2	55.8%	49.8%
Total/Wtd. Avg.	$4,669,227	$4,072,788	$3,978,862	L+3.51%	L+4.18%	3.1	66.0%	63.6%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	$127.4	$110.8	$108.1	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/15	120.4	120.4	117.8	L+3.65%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	88.8	86.7	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	12/19	101.6	84.2	82.7	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	85.1	83.9	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	07/19	94.0	72.6	70.9	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	92.7	70.6	68.1	L+3.45%	L+3.88%	3.0	TX	Hotel	56.1%	48.1%
Senior	12/18	92.0	59.7	58.9	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	10/19	87.8	66.2	64.5	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	05/17	86.8	82.6	82.0	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	01/20	81.9	50.5	49.6	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	80.8	80.3	79.4	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	09/19	75.6	70.4	69.7	L+3.07%	L+3.58%	3.0	NY	Multifamily	62.7%	67.1%
Senior	10/19	75.4	75.4	71.2	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	10/17	74.8	53.9	52.4	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	73.3	68.8	64.8	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/16	71.8	68.0	67.4	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	11/17	68.3	65.0	64.6	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	01/19	66.1	66.1	61.7	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	12/19	65.2	50.2	49.3	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	04/18	64.0	64.0	60.5	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	09/19	60.2	59.0	58.5	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	52.5	51.9	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	58.6	47.3	46.9	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	55.9	55.9	55.6	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	12/15	54.5	54.5	54.1	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	06/19	54.1	50.4	50.0	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	12/19	52.3	43.5	42.8	L+3.61%	L+4.20%	3.0	NY	Industrial	76.8%	72.4%
Senior	10/18	52.2	50.6	50.2	L+2.70%	L+3.10%	3.0	NJ	Industrial	73.9%	68.8%
Senior	05/17	51.9	51.9	50.6	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/18	51.0	51.0	50.4	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	02/20	50.2	43.0	40.9	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	22.0	21.9	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	05/18	50.1	50.1	49.5	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	10/18	49.1	45.9	44.9	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%
Senior	12/17	47.0	42.0	41.4	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	05/18	46.5	32.1	31.9	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	08/19	46.4	40.8	40.0	L+2.84%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/16	46.0	36.2	36.0	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	06/18	46.0	46.0	44.3	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/18	44.8	43.2	42.8	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	05/19	44.1	41.0	40.5	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	10/19	42.9	32.2	31.7	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	08/17	40.0	40.0	36.0	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/18	38.8	33.3	33.2	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/19	37.5	35.5	33.2	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	12/17	37.2	35.4	35.1	L+3.90%	L+4.55%	3.0	CA	Office	69.8%	66.4%
Senior	11/18	37.1	26.1	25.2	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	30.1	29.7	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	05/17	35.0	31.2	29.8	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	30.3	28.3	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	03/20	34.9	12.2	11.8	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	12/18	34.2	28.1	27.8	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.8	28.4	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.3	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/19	33.7	26.0	25.7	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/20	33.5	25.2	24.8	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	11/19	33.2	29.1	28.6	L+2.70%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	32.1	27.5	27.3	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	16.6	16.3	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	28.3	27.9	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	08/19	31.4	26.6	26.2	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/19	31.3	31.1	30.8	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	05/17	30.9	28.9	28.6	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	06/18	29.3	27.7	27.5	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	06/18	29.0	29.0	28.3	L+3.55%	L+3.96%	3.0	TX	Multifamily	74.3%	68.2%
Senior	07/17	28.8	28.8	28.5	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	11/18	28.6	26.3	26.1	L+3.50%	L+4.12%	3.0	TN	Office	61.8%	63.6%
Senior	11/19	27.7	18.5	18.2	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.6	26.5	26.3	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.2	25.5	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	06/17	27.0	24.0	23.5	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	24.1	23.8	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	25.5	25.0	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	09/17	26.4	23.4	22.0	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	12/18	26.1	21.8	21.6	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	01/18	26.0	26.0	24.3	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	06/18	25.9	25.9	25.5	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
Senior	09/18	25.5	22.0	21.0	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	06/19	25.5	25.5	23.8	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/15	25.1	25.1	23.8	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/19	25.0	23.9	23.6	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	07/19	24.0	18.2	18.0	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	23.7	23.5	22.0	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	01/18	23.4	21.4	21.1	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	07/19	23.3	20.0	19.8	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	03/18	23.0	23.0	21.1	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.5	17.0	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	01/19	22.7	22.7	22.5	L+2.99%	L+3.40%	3.0	WI	Multifamily	69.3%	73.5%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	08/17	21.9	18.9	18.8	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	12/18	21.8	13.7	13.5	L+4.44%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	10/18	21.5	18.4	18.1	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	12/18	21.2	19.6	19.6	L+3.42%	L+3.88%	2.0	MN	Multifamily	73.6%	73.7%
Senior	03/19	21.0	20.0	19.7	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.5	19.3	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	06/19	20.9	15.7	15.2	10.00%	14.17%	1.0	FL	Other	39.7%	57.2%
Senior	11/18	19.0	16.0	15.7	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	08/19	18.4	18.4	18.3	L+2.97%	L+3.45%	3.0	TN	Multifamily	63.6%	62.1%
Senior	01/19	18.2	18.1	17.8	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years)	State	Property Type	Initial LTV (4)	Stabilized LTV (5)
Senior	07/18	16.6	11.5	11.1	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	09/18	16.5	16.5	16.5	L+2.85%	L+3.06%	3.0	SC	Multifamily	79.4%	72.2%
Senior	11/18	16.2	16.2	16.0	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Senior	06/19	15.2	10.7	10.4	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	04/19	14.3	12.7	12.6	L+3.75%	L+4.31%	3.0	OH	Multifamily	62.6%	65.4%
Mezzanine	01/17	14.3	14.3	14.0	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.5	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	08/15	9.9	9.9	8.8	L+9.50%	L+9.84%	5.0	GA	Office	73.3%	67.1%
Mezzanine	11/15	2.7	2.7	2.4	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,669.2	$4,072.8	$3,978.9	L+3.51%	L+4.18%	3.1			66.0%	63.6%
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
Portfolio Management
During the three months ended September 30, 2020, we collected 99% of the contractual interest payments that were due under our loan agreements, after taking into consideration certain loans that have been modified mainly due to the impact of the COVID-19 pandemic.
We maintain strong relationships and an active asset management dialogue with our borrowers. We have utilized these relationships to address the impacts of the COVID-19 pandemic on our loans secured by properties experiencing business interruptions and pressure on operating cash flows, most significantly hotel and retail properties. As a result of the ongoing negative effects the pandemic has had on the economy, the real estate market as a whole and specific properties, some of our borrowers have indicated to us that they will be unable to execute their business plans on the original timeline, have had to temporarily close their properties by order of local authorities, have had tenants whose businesses were closed, or have experienced adverse business consequences, and have requested temporary interest forbearance (including deferrals and waivers), or other modifications of their loans. We have been working closely with our borrowers to provide them with short-term relief to help manage through these market dislocations and business interruptions at their properties. During the three months ended June 30, 2020, we modified 33 loans with an aggregate principal balance of approximately $1.3 billion. During the three months ended September 30, 2020, we modified 12 loans representing an aggregate principal balance of approximately $319.6 million. None of these modifications trigger the requirements for accounting as troubled debt restructurings. The Company’s loan modifications typically include temporary reductions in the amount of cash interest collected, permit accrual of a portion of the interest due during the modification period to be repaid at a later date, permit the use of existing cash loan reserves to pay debt service due on our loans and other property-level expenses, and/or waive term extensions and certain performance test or covenant. The loan modifications are typically coupled with additional equity or other forms of credit support from the sponsors. All of the modified loans were performing and none were on non-accrual status as of September 30, 2020. The total amount of interest income that was deferred and added to the principal during the three months ended June 30, 2020 and September 30, 2020 was $1.4 million and $3.1 million, respectively.
We are generally encouraged by our borrowers’ initial response to the COVID-19 impact on their properties. We continue to work with our borrowers to address the circumstances caused by the pandemic while seeking to protect the credit attributes of our portfolio. However, these efforts may not be successful in all cases, and we may experience payment delinquencies, defaults, foreclosures or losses. While we believe the principal amounts of our loans are generally adequately protected by the underlying value of the collateral properties, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
Financial Condition
As of September 30, 2020, our borrowings consisted of repurchase agreements collateralized by loans held-for-investment, securitized debt obligations issued by CLOs and collateralized by pools of loans held-for-investment, asset-specific financings collateralized by loans held-for-investment, long-term senior secured term loan facilities and long-term unsecured convertible senior notes.
As of September 30, 2020, we had outstanding $1.9 billion of repurchase agreements, and the term to maturity ranged from 214 days to approximately 2.3 years. Repurchase agreements had a weighted average borrowing rate of 2.32% and weighted average remaining maturities of 1.3 years as of September 30, 2020.

As of September 30, 2020, we had outstanding $928.6 million of securitized debt obligations with a weighted average borrowing rate of 1.69% and weighted average remaining maturities of 0.9 years.
As of September 30, 2020, we had outstanding $123.1 million of asset-specific financings with a weighted average borrowing rate of 2.5% and weighted average remaining maturities of 1.4 years.
As of September 30, 2020, the total outstanding amount due on the senior secured term loan facilities was $205.6 million, net of deferred issuance costs. Interest on the outstanding loans under the term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The term loan facilities will mature on September 25, 2025.
As of September 30, 2020, the total outstanding amount due on convertible senior notes was $270.8 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of September 30, 2020, the notes had a conversion rate of 50.7073 and 48.8496 shares of common stock per $1,000 principal amount of the notes, respectively.
As of September 30, 2020, the debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by equity, was 3.2:1.0.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations, the senior secured term loan facilities and convertible senior notes for the three months ended September 30, 2020, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended September 30, 2020	$3,262,423	$3,379,053	$3,379,053
For the Three Months Ended June 30, 2020	$3,443,291	$3,418,705	$3,446,516
For the Three Months Ended March 31, 2020	$3,422,580	$3,481,865	$3,481,865
For the Three Months Ended December 31, 2019	$3,299,023	$3,393,172	$3,393,172
For the Three Months Ended September 30, 2019	$3,015,152	$3,233,053	$3,233,053

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our target investments and operations, make distributions to our stockholders and other general business needs. We use cash to acquire our target investments, satisfy our obligations under our unfunded loan commitments on existing assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash consist of approved but unused borrowing capacity under our financing facilities, the net proceeds of future public and private equity and debt offerings, payments of principal, including loan repayments and prepayments, loan sales, interest we receive on our portfolio of assets and cash generated from our operating results. We also have an option to draw up to an additional $75.0 million of proceeds on a delayed draw basis under the senior secured term loan facilities during the sixth-month period after September 25, 2020, which period may be extended for an additional six months upon payment of an extension fee.
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
Other than capital markets activities, loan repayments and prepayments typically comprise our largest source of incremental liquidity. Prior to the onset of the COVID-19 pandemic and given the seasoning and overall credit characteristics of our portfolio, we had anticipated to realize loan repayments of over $1 billion in 2020. As a result of the pandemic and its impact on the capital markets and overall economy, the pace of loan repayments and prepayments has slowed meaningfully, as compared to prior years. Loan repayments, as measured by principal amount repaid, were $778.5 million in 2019. For the nine months ended September 30, 2020, loan repayments totaled $317.2 million, and seven loans with an unpaid principal balance of $211.1 million were sold for $193.5 million. We currently anticipate the pace of loan repayments and prepayment to continue to be negatively affected by the ongoing effects of the pandemic.
We expect that the impact of the COVID-19 pandemic will likely continue to decrease our cash flow from operations as we seek to enter into loan modifications on certain of our loans permitting interest payments to be deferred and/or capitalized, and as we repay borrowings under our secured financing facilities. In addition, we are able to generate incremental liquidity through the reinvestment provisions of the CLO that we closed on in 2019, the FL2 CLO, which allows us to reinvest certain proceeds generated from repayments or prepayments of loans financed through the FL2 CLO by either increasing the principal amount of existing CLO collateral assets or acquiring additional qualified collateral assets to maintain the aggregate amount of collateral assets in the CLO and the related financing outstanding. Because of the COVID-19 pandemic, the pace of any such repayments and prepayments has also slowed meaningfully, and we currently anticipate the pace to continue to be negatively affected by the ongoing effects of the pandemic.
We remain focused on strengthening our balance sheet and enhancing our liquidity position to best position us to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which we expect will cause us to take, and in some instances has already caused us to take, some or all of the following actions: raise capital from offerings of equity and/or debt securities, on a public or private basis, borrow additional capital, post additional capital, sell assets and/or change our dividend policy, which we will continue to evaluate in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain our REIT status.
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
We are party to an equity distribution agreement under which we may sell up to an aggregate of 8,000,000 shares of our common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of September 30, 2020, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the nine months ended September 30, 2020.
As of September 30, 2020, we held $353.7 million in cash and cash equivalents available to support our operations; $4.0 billion of loans held-for-investment; and $3.4 billion of outstanding debt in the form of repurchase agreements, securitized debt obligations, asset-specific financings, long-term senior secured term loan facilities and long-term unsecured convertible senior notes. From June 30, 2020 to September 30, 2020, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, decreased from 3.5:1.0 to 3.2:1.0. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a debt-to-equity basis, within a range of 3.0:1.0 and 3.5:1.0 ratio on a company basis, however, our leverage may vary depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
Our primary sources of liquidity include cash and cash equivalents. As of September 30, 2020, we held approximately $353.7 million in cash and cash equivalents. A potential additional source of liquidity may be using unused borrowing capacity on our uncommitted financing facilities to finance unpledged commercial real estate loans held-for-investment and unpledged funded loan commitments on our existing loans held-for-investment that are pledged on such facilities. Given the uncommitted nature of such financing facilities, obtaining liquidity on such unpledged loans and unpledged funded loan commitments is at varying degrees of discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.

During the nine months ended September 30, 2020, we did not experience any material restrictions to our funding sources, although we did voluntarily terminate our short-term secured revolving credit facility. We expect ongoing sources of financing to primarily consist of repurchase agreements, asset-specific financings, revolving credit facilities, securitizations, convertible notes, issuance of common stock, potential additional securitizations and similar financing arrangements. We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2020, we had repurchase agreements in place with five counterparties (lenders) and an asset-specific financing facility with one counterparty to finance loans held-for-investment. We continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event, or under a limited number of our repurchase agreements, market events. To cover a margin call, we may transfer cash to such counterparty. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
We are in frequent, constructive dialogue with our secured credit facilities counterparties regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. We have reduced the advance rate on certain assets within these facilities by transferring cash and/or providing additional unencumbered assets to such counterparties, thereby reducing the amount we are able to borrow against such assets and mitigating risks associated with future margin calls. There can be no assurance that we have adequate capacity to satisfy any potential margin call or that we would be able to enter into amendments to our agreements that prevent a foreclosure on any margin call.
An overview of our facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	September 30, 2020
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	No	$498,181	$101,819	$600,000
Goldman Sachs Bank	May 2, 2021	No	$405,971	$94,029	$500,000
JPMorgan Chase Bank	June 28, 2022	No	$400,880	$103,226	$504,106
Citibank	January 9, 2023	No	$390,767	$9,233	$400,000
Wells Fargo Bank (2)	June 28, 2021	No	$155,046	$119,954	$275,000
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	No	$123,091	$26,909	$150,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)We retain an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2020:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of September 30, 2020, our unrestricted cash, as defined, was $353.7 million, while 5.0% of our recourse indebtedness, as defined, was $50.9 million.
•Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of September 30, 2020 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million. As of September 30, 2020, our tangible net worth, as defined, was $0.9 billion.
•Target asset leverage ratio cannot exceed 77.5% and our total leverage ratio cannot exceed 80.0%. As of September 30, 2020, our target asset leverage ratio, as defined, was 71.6% and our total leverage ratio, as defined, was 77.3%.
•Minimum interest coverage must be greater than 1.5:1.0. As of September 30, 2020, our minimum interest coverage, as defined, was 2.4:1.0.
During the third quarter of 2020, we amended our repurchase facilities and our asset-specific financing facility to, among other things, exclude the impact of general CECL reserves under ASU 2016-13 from the calculation of the tangible net worth and leverage ratio financial covenants. The foregoing summary of the amendments is not complete and is qualified in its entirety by reference to the full and complete text thereof, copies of which are attached as exhibits to this Quarterly Report on Form 10-Q.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were individually pledged or restricted as collateral for the future payment obligations of repurchase agreements, asset-specific financings, revolving credit facilities and securitized debt obligations as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Loans held-for-investment	$3,944,486	$4,081,155
Available-for-sale securities, at fair value	—	12,830
Held-to-maturity securities	—	18,076
Total	$3,944,486	$4,112,061
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
The following table provides the maturities of our repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Within one year	$1,589,096	$709,363
One to three years	1,455,222	2,533,995
Three to five years	334,735	149,814
Five years and over	—	—
Total	$3,379,053	$3,393,172
From June 30, 2020 to September 30, 2020, our restricted and unrestricted cash and cash equivalents balance increased approximately $299.5 million to $359.0 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended September 30, 2020, operating activities increased our cash balances by approximately $3.7 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended September 30, 2020, investing activities increased our cash balances by approximately $332.3 million, primarily driven by repayments of loans held-for-investment and sales of loans held-for-sale, partially offset by additional fundings provided on existing loan commitments.
•Cash flows from financing activities. For the three months ended September 30, 2020, financing activities decreased our cash balance by approximately $36.5 million, primarily driven by net repayments of repurchase agreements and revolving credit facilities, partially offset by proceeds from the senior secured term loan facilities and the issuance of warrants to purchase common stock.

Corporate Activities
Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock
On September 25 2020, we, as a guarantor, and certain of our subsidiaries, as borrowers, entered into a five-year senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC, providing for up to $300.0 million of new senior secured term loan facilities and warrants to purchase up to 6.066 million shares of our common stock, $0.01 par value per share. On September 28, 2020, we borrowed $225.0 million under the initial term loan facility. The remaining $75.0 million of commitments under the term loan facilities are available to us on a delayed draw basis during the sixth-month period after September 25, 2020, which period may be extended for an additional six months upon payment of an extension fee. A portion of the warrants exercisable for approximately 1.516 million shares of common stock are subject to (i) vesting on a pro rata basis as draws occur under the delayed draw term loan facility or (ii) forfeiture on a pro rata basis to the extent of commitments under the delayed draw term loan facility that are ultimately terminated or undrawn. Interest on the outstanding loans under the term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The term loan facilities will mature on September 25, 2025.
The loans outstanding under the term loan facilities are non-amortizing and may be voluntarily repaid, in whole or in part, at any time, subject to certain prepayment premiums if they are repaid prior to September 25, 2023.
The foregoing descriptions of the term loan credit agreement and the various components are not complete and are qualified in their entirety by reference to the full text of the Term Loan Credit Agreement, the Form of Warrant, the Investor Rights Agreement and the Amendments, which are attached as exhibits to this Quarterly Report on Form 10-Q.
None of the warrants have been exercised as of September 30, 2020.
See Note 12 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details regarding this transaction.
Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of September 30, 2020, we had unfunded commitments on commercial real estate loans held-for-investment of $596.4 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.
Dividends
In March 2020, we temporarily suspended the payment of dividends of our common stock. We reinstated the dividend in the third quarter of 2020, declaring a $0.20 dividend per share of common stock on September 28, 2020. We will continue to evaluate our dividend policy in respect to future quarters, depending on overall market conditions and our overall financial condition and performance. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains. We intend to pay dividends to our stockholders in a manner intended to satisfy the REIT distribution requirements and to avoid both corporate income tax and excise tax. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our required distribution for REIT qualification purposes, we could be required to sell investments or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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
Recent Market Conditions
Due to the current COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “COVID-19 Pandemic” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of the impact of the COVID-19 pandemic on market conditions.
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
The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferrals or abatement and delays in capital improvements on projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain an active dialogue and strong relationships with our borrowers as part of our overall asset management strategy. Through our asset management process, we focus on addressing potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow strains. Certain of our borrowers have indicated that due to the impact of COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other business challenges. As a result, they have requested, and in certain instances we have granted, temporary deferrals of interest payments or forbearance, or other modifications of their loans. Discussions we have had with our borrowers have addressed potential near-term loan modifications including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests, certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. While we generally believe that the principal amount of our loans is typically sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates will decrease net income, subject to the impact of contractual interest rate floors. As of September 30, 2020, approximately 98.4% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.6% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our current repurchase agreements and securitized debt obligations are primarily floating rate, subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2020. All changes in value are measured as the change from our September 30, 2020 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$4	$4	$(47)	$(144)
Repurchase agreements	(89)	(89)	386	771
Securitized debt obligations	(61)	(61)	194	388
Asset-specific financings	(5)	(5)	17	34
Convertible senior notes	(5,756)	(2,854)	2,808	5,569
Total net assets	$(5,907)	$(3,005)	$3,358	$6,618

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$3,463	$3,463	$(11,845)	$(23,259)
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2020. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
LIBOR Transition
LIBOR is expected to be discontinued after 2021. As of September 30, 2020, approximately 98.4% of our loans by principal balance/carrying value earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding borrowings (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers or, in severe cases, default. This risk is partially mitigated by various facts we consider during our rigorous underwriting and loan structuring process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract. As of September 30, 2020, none of the commercial real estate loans in our portfolio were non-performing.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business. The previously disclosed arbitration concluded on October 7, 2020, with the arbitral panel issuing an award setting the amount payable by us to our Manager at $44.5 million. See Note 13 – Commitments and Contingencies of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of the date of this filing, we are not party to any litigation or other legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate would have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report as supplemented with the following risk factors, which should be read in conjunction with the risk factors contained in our Annual Report.
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
The outbreak of COVID-19 has had, and may continue to have, an adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock, among other things. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even after the outbreak subsides. In particular, our ability to operate successfully could be adversely impacted due to the following:
•The COVID-19 pandemic has had a significant long-term impact on the broader economy and the commercial real estate market generally, which would negatively impact the value of the assets collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail and other asset classes which have been significantly negatively impacted by the pandemic, particularly due to government-mandated closures and travel restrictions. While we currently believe the principal amount of our loans are generally adequately protected by the value of the underlying collateral, there can be no assurance that we will realize the entire principal value of certain investments.
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
•the availability of key personnel of the Manager and our service providers as they face changed circumstances and potential illness during the pandemic; and
•other risks described in our Annual Report as they may be amended by this report and subsequent filings with the SEC.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, continues to present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact of COVID-19 will depend on future developments, including, among other factors, the duration, severity and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and uncertainty with respect to the duration of the global economic slowdown, including the resulting impact on the value of our assets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
We may not realize some or all of the targeted benefits of the Internalization.
As part of the Internalization, the Management Agreement will be terminated as of 11:59 p.m. on December 31, 2020. The failure to effectively complete the transition of certain services currently provided by our Manager to a fully internal basis or find adequate third-party replacements for these services could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations. In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. We may not realize the expected cost savings of the Internalization.
We may not be able to attract and retain key management and other key employees in connection with the Internalization.
As part of the Internalization, we expect to become the employer of certain individuals who perform services on our behalf. Such employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified individuals, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

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

4.5	Form of Warrant, dated September 25, 2020 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).
4.6
Investor Rights Agreement, dated September 25, 2020, by and among Granite Point Mortgage Trust Inc., certain investment vehicles managed by Pacific Investment Management Company LLC and the other investors party thereto from time to time (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.1
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

10.2
Term Loan Credit Agreement, dated as of September 25, 2020, among Granite Point Mortgage Trust Inc., as a guarantor, Granite Point Operating Company LLC, as a borrower, GP Commercial Investment Corp., as a borrower, GPMT CLO REIT LLC, as a borrower, the financial institutions party thereto, as lenders, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.3
Seventh Amendment to Master Repurchase and Securities Contract Agreement and Second Amendment to Guaranty, dated as of September 25, 2020, among Morgan Stanley Bank, N.A., as buyer, Granite Point Mortgage Trust Inc., as guarantor, GP Commercial MS LLC, as seller (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.4
Amendment No. 6 to Master Repurchase Agreement and Amendment No. 3 to Amended and Restated Guarantee Agreement, dated as of September 25, 2020, among JPMorgan Chase Bank, National Association, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial JPM LLC, as seller (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.5
Sixth Amendment to Master Repurchase and Securities Contract Agreement and Second Amendment to Guarantee Agreement, dated as of September 25, 2020, among Goldman Sachs Bank USA, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial GS LLC, as seller (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.6
Fourth Amendment to Master Repurchase Agreement and Second Amendment to Guaranty, dated as of September 25, 2020, among Citibank, N.A., as purchaser, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial CB LLC, as seller (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.7
Amendment Number Two to Amended and Restated Master Repurchase Agreement and Securities Contract and Second Amendment to Guarantee Agreement, dated as of September 25, 2020, among Wells Fargo Bank, National Association, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial WF LLC, as seller (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.8
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and John A. (“Jack”) Taylor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

Exhibit Number	Exhibit Index
10.9
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Marcin Urbaszek (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.10
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Steven Plust (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.11
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Stephen Alpart (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.12
Internalization Agreement, dated October 10, 2020, by and between Granite Point Mortgage Trust Inc. and Pine River Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2020).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2020, filed with the SEC on November 9, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 9, 2020	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 9, 2020	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)