Form 10-K
period 2020-12-31
Granite Point Mortgage Trust Inc.
filed 2021-03-05
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $390.1 million based on the closing sale price as reported on the NYSE on that date.
As of March 1, 2021, there were 55,107,657 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

1

GRANITE POINT MORTGAGE TRUST INC.
2020 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “outlook,” “potential,” “continue,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical facts or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular those relating to the COVID-19 pandemic, including the ultimate impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and estimates are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will prove to be correct or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” These risks may also be further heightened by the continued and evolving impact of the COVID-19 pandemic. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described, from time to time, in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
Important factors that may affect our actual results include, among others:
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
•our ability to obtain or maintain financing arrangements on terms favorable to us or at all;
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
•acts of God, such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism, pandemics, such as COVID-19, and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;
ii

•deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us, including the risk of credit loss charges and any impact on our ability to satisfy the covenants and conditions in our debt agreements; and
•difficulty or delays in redeploying the proceeds from repayments of our existing investments.
This Annual Report on Form 10-K may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by loan servicers and other third-party service providers.

iii

PART I
Item 1. Business

Our Company
Granite Point Mortgage Trust Inc. is an internally-managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We were incorporated in Maryland on April 7, 2017 and commenced operations as a publicly traded company on June 28, 2017.
Through December 31, 2020, we were externally managed by Pine River Capital Management L.P., or the Former Manager. On October 10, 2020, we entered into a definitive agreement with the Former Manager pursuant to which we internalized our management on December 31, 2020, or the Internalization.
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
We are organized as a holding company and operate our business primarily through various subsidiaries in a single reporting segment that originates, acquires and finances our target investments.

Our Investment Strategy
Our investment strategy is to directly originate, invest in and manage a portfolio of primarily senior floating-rate commercial real estate loans and other debt and debt-like instruments secured by various types of institutional quality commercial properties located in attractive markets across the United States and managed by experienced owners. These loans may vary in term and may bear interest at a fixed or floating rate, although our primary focus is on floating-rate loans. We typically provide intermediate-term bridge or transitional financing for a variety of purposes, including acquisitions, recapitalizations, refinancings and a range of business plans, including lease-up, renovation, repositioning and repurposing of the commercial property.
From time to time, we may also invest in mezzanine loans, subordinated mortgage interests (sometimes referred to as a B-note) and other real estate securities such as commercial mortgage-backed securities, or CMBS, and collateralized loan obligations, or CLOs, and may also invest in preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures.
Our investment objective is to generate attractive, risk-adjusted returns for our stockholders over the long-term, primarily through dividends, and to preserve our stockholders’ capital through business cycles. We believe that stability of our capital base is of paramount importance to our ability to invest in assets that generate attractive returns on an ongoing basis. We intend to achieve these objectives by further growing our already well-diversified investment portfolio and actively managing various risks associated with our business strategy.
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

Our Portfolio
As of December 31, 2020, our investment portfolio consisted of 103 commercial real estate loan investments with an aggregate principal balance of $3.9 billion and an additional $503.7 million of future funding obligations. The following charts and table illustrate the diversity of our portfolio by region and property type.

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$4,419,558	$3,915,833	$3,837,738	L+3.52%	L+4.19%	3.1	65.8%	63.4%
Subordinated loans	16,601	16,601	10,065	8.71%	8.74%	10.0	45.2%	39.3%
Total/Wtd. Avg.	$4,436,159	$3,932,434	$3,847,803	L+3.52%	L+4.19%	3.1	65.7%	63.3%
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

Our Financing Strategy and Leverage
We currently finance our business through public and private offerings of our equity and debt securities, asset-backed financings (including repurchase, asset-specific financing and other credit facilities), and our outstanding CLOs. In addition to our current mix of funding sources, we may use other forms of financing, including additional securitizations and public and private, secured and unsecured, debt issuances by us or our subsidiaries.
As of December 31, 2020, we had repurchase facilities and asset-specific financings in place to finance loans held for investment with Morgan Stanley Bank, N.A., JPMorgan Chase Bank, National Association, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Canadian Imperial Bank of Commerce and Citibank, N.A., for an aggregate maximum facility amount of $2.4 billion, or $2.5 billion inclusive of our option to upsize the Wells Fargo Bank, National Association repurchase facility.

In addition, as of December 31, 2020, we had senior secured term loan facilities in place with certain investment vehicles managed by Pacific Investment Management Company LLC with a maximum borrowing capacity of $0.3 billion, inclusive of our option to upsize the facilities.
We also finance pools of commercial real estate loans through CLOs which are consolidated on our financial statements. As of December 31, 2020, the outstanding amount due on securitized debt obligations was $0.9 billion.
We are not required to maintain any particular debt-to-equity leverage ratio; however, the actual leverage we employ for particular investments will depend upon our assessment of the credit, liquidity, price volatility and other risks of those investments and the financing counterparties, and availability of particular types of financing at the time, as well as the financial covenants under our repurchase agreements and term loan facilities. Our decision to use leverage to finance our assets is at the discretion of our management team and is not subject to the approval of our stockholders. We currently expect that our leverage will not exceed, on a debt to equity basis, a ratio of 3.5-to-1. We endeavor to match the terms and indices of our assets and liabilities, including in certain instances through a potential use of certain derivatives. We also seek to minimize the risks associated with recourse borrowing.
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from the Investment Company Act, we may, from time to time, engage in a variety of hedging transactions that seek to mitigate the effects of fluctuations in interest rates or currencies and their effects on our cash flows. These hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. We expect these instruments would allow us to reduce, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our investments and to reduce the impact of changing interest rates on our earnings. To date, we have not engaged in any hedging transactions.

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

Competition
We are engaged in a competitive business. Our net income depends, in part, on our ability to originate or acquire investments at favorable credit spreads over our borrowing costs. In our lending and investment activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other companies that have raised significant amounts of capital may have investment objectives and strategies that overlap with ours, which may create additional competition for lending and investment opportunities.

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
We believe our industry experience and relationships provide us with a competitive advantage and helps us assess risks and determine appropriate risk and return parameters for our target investments. Additionally, we believe that our experience enables us to compete more effectively and generate attractive investment opportunities for our portfolio. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
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

Human Capital Resources
Prior to the Internalization, we did not have any employees. Our executive officers and other individuals who provide services to us were employees of an affiliate of the Former Manager. In connection with the Internalization, we hired 31 employees previously employed by the Former Manager, including our executive officers.
As an internally managed company, we strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits, along with a positive work environment and culture. We use a combination of fixed and variable pay, including base salary, bonus, merit increases and equity-based compensation that is competitive and consistent with employee positions. Our benefits are designed to be competitive in the marketplace while providing comprehensive coverage that supports the physical, financial, and emotional well-being of our employees.
In response to the COVID-19 pandemic and related government measures, we have implemented changes that we believe are in the best interest of our personnel as well as the communities in which we operate. For example, our personnel have worked remotely when possible during the pandemic and we have implemented additional safety measures for personnel working on-site.

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
We currently believe that compliance with existing statutes and regulations has not had a material adverse effect on our business. In recent years, legislators in the United States have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects.

Taxation
REIT Qualification
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the

Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.
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
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat CMBS, B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses as real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act.
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

Additional Information
Our website can be found at www.gpmtreit.com. We make available, free of charge on our website (on the Investor Relations page under “SEC Filings”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A. Risk Factors

SUMMARY OF RISK FACTORS
•Our lending and investment activities subject us to the general political, economic, capital markets, competitive and other conditions in the United States, including with respect to the effects of the COVID-19 pandemic and other events that markedly impact United States financial markets.
•Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, our cash flows and the market value of our investments, and ultimately limit our ability to pay distributions to our stockholders.
•Adverse changes in the real estate and real estate capital markets could negatively impact our performance by making it more difficult for our borrowers to satisfy their debt payment obligations, which could result in losses on our loan investments and/or make it more difficult for us to generate consistent or attractive risk-adjusted returns.
•Our results of operations, financial condition and business could be materially adversely affected if we experience difficulty accessing financing or raising capital (including due to a significant dislocation in or shut-down of the capital markets), a reduction in the yield on our investments, an increase in the cost of our financing or borrower defaults.
•Events giving rise to increases in our current expected credit loss reserve, including the impact of the COVID-19 pandemic, have had an adverse effect on our business and results of operations and could in the future have a material adverse effect on our business, financial condition and results of operations.
•Adverse legislative or regulatory developments, including with respect to tax laws, securities laws and the laws governing financial and lending institutions could increase our cost of doing business and/or reduce our operating flexibility and the price of our common stock.
•Acts of God, such as hurricanes, earthquakes and other natural disasters, pandemics or outbreaks of infectious disease, like COVID-19, acts of war and/or terrorism and other events that can markedly impact financial markets may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments.
•Deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments, instances of default or foreclosure on such properties and, potentially, principal losses to us.
•Adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise, could adversely affect our results of operations.
•Difficulty or delays in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to stockholders to suffer.
•Increased competition from entities engaged in mortgage lending and/or investing in our target assets may limit our ability to originate or acquire desirable loans and investments, and could also affect the yields on these assets and have a material adverse effect on our business, financial condition and results of operations.
•If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
RISK FACTORS
Risks Related to the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has caused severe disruptions in the United States and global economy and to our business, and may continue to have an adverse impact on our performance and results of operations.
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
The outbreak of COVID-19 has had, and may continue to have, an adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock, among other things. We expect that these impacts are likely to continue, to some extent, as the outbreak persists and potentially even after the outbreak subsides. In particular, our ability to operate successfully could be adversely impacted due to the following:
•A significant long-term impact on the broader economy, and the commercial real estate market generally, could negatively impact the value of the assets collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail and other asset classes which have been significantly negatively impacted by the pandemic, particularly due to government-mandated closures and travel restrictions. While we currently believe the principal amount of our loans are generally adequately protected by the value of the underlying collateral, there can be no assurance that we will realize the entire principal value of certain investments.
•We have been actively engaged in discussions with our borrowers, some of whom have indicated that, due to the impact of the COVID-19 pandemic, they have been unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other negative business consequences. As a result, some borrowers have requested, and in certain instances we have agreed to, near-term loan modifications, including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests and certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. During the year ended December 31, 2020, we closed 46 loan modifications, representing an aggregate principal balance of $1.8 billion as of December 31, 2020. Due to the continuing impact of the COVID-19 pandemic, we anticipate additional loan modification requests from our borrowers and potentially instances of default or foreclosure on assets underlying our loans, which would adversely affect the credit profile of our assets and our results of operations and financial condition.
•We have repurchase agreements with numerous lenders and are actively engaged in discussions with them, particularly with respect to the effects of the COVID-19 pandemic, around the value of pledged assets as defined in such agreements, our ability to deleverage or finance our future loan funding commitments, the application of certain provisions of such agreements to these circumstances and other structural elements under the agreements. If we do not have sufficient liquidity to make required payments on a timely basis, we would likely experience defaults and potential loss of assets to the lenders unless we are able to raise the funds from alternative sources, including by selling or financing assets or raising capital, or liquidity sources, each of which we may be required to do under adverse market conditions or at an inopportune time or on unfavorable terms, or may be unable to do at all. A default under one agreement may trigger cross-defaults under other agreements. Continued market volatility may further limit our ability to access liquidity sources under favorable terms, or at all. Pledging additional collateral or otherwise paying down facilities to satisfy our lenders and avoid potential margin calls and loan defaults would reduce our cash available to meet subsequent margin calls and/or future funding requests, as well as to make other higher yielding investments, thereby decreasing our liquidity, return on equity, available cash, net income and ability to implement our investment strategy. We also have covenants in some of our debt agreements that require us to maintain a minimum amount of cash, which could impact our ability to satisfy margin calls. If we cannot meet lender requirements related to margin calls or other terms of our credit agreements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds or limit our ability to borrow additional funds, which would materially and adversely affect our financial condition and ability to implement our investment strategy.
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
•COVID-19 has caused us to materially increase our current expected credit loss, or CECL, reserve. Our initial CECL reserve of $18.5 million recorded on January 1, 2020 was reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however, subsequent changes to the CECL reserve were recognized through net income on our consolidated statements of operations. During the year ended December 31, 2020, we recorded a $53.7 million net increase in the CECL reserve, bringing our total CECL reserve to $72.2 million as of December 31, 2020. This CECL reserve reflects, among other things, the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans with unique risk characteristics assessed individually for credit loss in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the COVID-19 pandemic. If the adverse macroeconomic effects of the COVID-19 pandemic persist or worsen, we may further materially increase our CECL reserve, which may have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.
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
In addition to the foregoing, we have experienced, and may continue to experience, other negative impacts to our business as a result of the COVID-19 pandemic that could further heighten the impact of other risks described in this Annual Report on Form 10-K.
The evolving nature of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. As a result, the pandemic continues to present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact of COVID-19 will depend on many factors, including, among other factors, the availability and efficacy of vaccines, the duration, severity and spread of various strains, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and uncertainty with respect to the duration of the global economic slowdown, including resulting impact on the value of our assets. The foregoing also present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
Risks Related to Our Lending and Investment Activities
Difficult conditions in the commercial mortgage and real estate market, the financial markets and the economy generally may adversely impact our business, results of operations and financial condition.
Our operating results are materially affected by conditions in the commercial mortgage and real estate markets, the financial markets and the economy generally. Any deterioration in real estate fundamentals generally (in the United States particularly), and changes in general economic conditions could negatively impact our performance or the value of the underlying real estate collateralizing our investments, increase the default risk applicable to borrowers and make it relatively more difficult for us to generate attractive risk-adjusted returns.
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
Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay distributions to our stockholders.
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
Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments, and any such change may limit our ability to pay distributions to our stockholders. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.
We may not have control over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:
•acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;
•pledge our investments as collateral for financing arrangements;
•acquire only a minority and/or a non-controlling participation in an underlying investment; or
•rely on independent third-party management or servicing with respect to the management of an asset.
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

Our portfolio of investments may be concentrated by geography, property type or sponsor, which could subject us to increased risk of loss.
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
The illiquidity of some or all of our investments, and investments we intend to make, may make it difficult for us to sell such investment if the need or desire arises. Investments such as senior commercial mortgages, B-notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid due to their short life, limited potential for financing and greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after investment as a result of periods of delinquencies, defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of these investments are not registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition, except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws.
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
Further, we may face other restrictions on our ability to liquidate an investment to the extent that we have or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic or other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
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
In addition to our senior floating-rate commercial mortgage loans, our portfolio contains mezzanine loans, CLOs and a B-note, and in the future, we may invest in CMBS, preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Any investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.
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
B-notes are mortgage loans that are typically secured by a first mortgage on a single commercial property or group of related properties, but subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. Because each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may vary from transaction to transaction. Further, B-notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Losses related to our B-notes could adversely affect our financial condition and results of operations.
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
Our business is currently focused on originating floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, or as the business plans for the underlying collateralizing properties reach completion, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in assets yielding less than the yields on the assets that were prepaid.
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
Prepayment rates on loans may be affected by a number of factors, including, but not limited to, the then-current level of interest rates and credit spreads, the availability of mortgage credit and investment capital, the status of the business plan for the underlying collateralizing property, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment and other economic, social, geographic, demographic and legal factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.
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
Investments in the commercial real estate debt market are subject to risks of borrower delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property, as opposed to the borrower’s independent income or assets. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by numerous factors, including, but not limited to:

•tenant mix;
•success of tenant businesses and tenant bankruptcies;
•property management decisions, including decisions on capital improvements;
•property location and condition;
•competition from similar properties;
•changes in national, regional or local economic conditions, real estate values or rental or occupancy rates;
•changes in interest rates and in the state of the debt and equity capital markets, including the availability of debt financing for commercial real estate;
•changes in governmental rules, regulations and fiscal policies, including income tax regulation, real estate taxes, environmental legislation and zoning laws;
•environmental contamination;
•fraudulent acts or theft on the part of the property owner, sponsor and/or property manager; and
•natural disasters, terrorism, social unrest, civil disturbances and other events which may result in property damage, decrease the availability of or increase the cost of insurance or otherwise result in uninsured losses.
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
We have originated or acquired, and may continue to originate or acquire, transitional loans to borrowers who are seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an asset it believes is an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or stabilize the property, the borrower may not be able to satisfy the transitional loan through a sale of the property or conventional financing, and we bear the risk of loss of principal and non-payment of interest and fees.
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
Our potential investments in CMBS, CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, may pose additional risks, including the risks arising from the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
We may invest in CMBS, CLOs and other similar securities in the future, which may be subordinated classes of securities in a structure of securities secured by a pool of loans. Accordingly, such securities may be the first, or among the first, to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or collateralized debt obligations, or CDOs, because the ability of borrowers to make principal and interest payments on the loans underlying such securities may be impaired.

Subordinate interests such as CMBS, CLOs, CDOs and similarly structured finance investments generally are not actively traded or are subject to transfer restrictions and are relatively illiquid investments. Volatility in CMBS, CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.
With respect to the CMBS, CLOs and other similar securities, overall control over the special servicing of the related underlying loans are held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of securities in such series. To the extent we acquire classes of existing series of such securities, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. See “Risk Factors-Risks Related to Our Financing and Hedging-Use of nonrecourse securitizations to finance our loans and investments may expose us to risks that could result in losses” for a discussion of additional risks related to our securitization transactions.
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
The expected discontinuance of the London Interbank Offered Rate, or LIBOR, and transition to alternative reference rates may adversely impact our borrowings and assets.
In July 2017, the U.K. Financial Conduct Authority, or the FCA, which regulates the LIBOR administrator, ICE Benchmark Administration Limited, or the IBA, announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. In November 2017, the FCA announced that its Working Group on Sterling Risk-Free Rates would work to implement a broad-based transition to the Sterling Overnight Index Average, or SONIA, across sterling bond, loan and derivative markets, so that SONIA would become established as the primary sterling interest rate benchmark by the end of 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA's consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. The FCA and U.S. bank regulators have welcomed the IBA's proposal to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it would allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR of any particular tenor will continue to be published or be representative of the underlying market until any particular date, and it appears highly likely that LIBOR will be discontinued or modified after December 31, 2021 or June 30, 2023, depending on the tenor.
The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate, or SOFR, as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. Dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.
Many of our secured debt arrangements, as well as certain of our floating rate loan assets, are linked to U.S. Dollar LIBOR. We expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which the IBA ceases to publish LIBOR. It is not possible to predict all consequences of the IBA's proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Some of our debt and loan assets may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish LIBOR. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. See “Risk Factors-Risks Related to Our Financing and Hedging-Our use of financing may create a mismatch with the duration and interest rate of investments that we are financing.” Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments There is no guarantee that a transition from LIBOR to alternative reference rates will not result in financial market disruptions, significant increases in benchmark rates or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition and the market price of our common stock.
While we expect LIBOR to be available in substantially its current form until the end of 2021, if a significant number of panel banks decline to provide LIBOR submissions to the IBA, it is possible that LIBOR will become unrepresentative of the underlying market and subject to increased volatility prior to such date. Should that occur, the risks associated with the transition to alternative reference rates will be accelerated and magnified.
Provisions for loan losses are difficult to estimate.
Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure (including the availability of reserves and recourse guarantees), likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
A recently adopted accounting standard has required us to increase our allowance for loan losses which has had a material adverse effect on our business and results of operations and may in the future have a material adverse effect on our business, financial condition and results of operations.
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, or ASU 2016-13. ASU 2016-13 significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the incurred loss model with a CECL model for instruments measured at amortized cost, and also requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they previously did under the other-than-temporary impairment model. ASU 2016-13 also simplified the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019.
The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, and which reduces our total stockholders’ equity. The initial CECL reserve of $18.5 million recorded on January 1, 2020 was reflected as a direct charge to cumulative earnings; however, changes to the CECL reserve are recognized through net income on our consolidated statements of operations. For a discussion of the increase in our CECL reserve during the year ended December 31, 2020, which largely reflected the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans with unique risk characteristics assessed individually for credit loss in our portfolio, see “Risks Related to the Ongoing COVID-19 Pandemic.” In addition, see Note 2 - Basis of Presentation and Significant Accounting Policies to our consolidated financial statements for further discussion of our CECL reserve and allowance for credit losses.
While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify that the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the generally accepted accounting principles, or GAAP, principle underlying the CECL model that all loans, debt securities and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors. Accordingly, the adoption of the CECL model materially affects how we determine our allowance for loan losses and requires us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, as demonstrated by the changes in our CECL reserve during the year ended December 31, 2020, the CECL model has created more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
In addition to other analytical tools, we utilize financial models to evaluate commercial mortgage loans and estimates of expected credit losses that may result, the accuracy and effectiveness of which cannot be guaranteed.
In addition to other analytical tools, we utilize financial models to evaluate the credit quality of commercial mortgage loans, the accuracy and effectiveness of which cannot be guaranteed. It is possible that financial models used for our CECL reserve estimate may fail to include relevant factors or they may fail to accurately estimate the impact of factors they identify. In all cases, financial models can only estimate future results based upon the assumptions made at the time that the projections are developed. There can be no assurance that our projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.
Risks Related to Our Financing and Hedging
We have a substantial amount of debt and may incur additional debt, which subjects us to increased risk of loss which could adversely affect our results of operation and financial condition and may reduce cash available for distributions to our stockholders.
We have a substantial amount of debt and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or nonrecourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Our substantial amount of debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, or we may fail to comply with covenants or breach a representation contained in our debt agreements, which in each case may result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;

•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and
•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.
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
Use of nonrecourse securitizations to finance our loans and investments may expose us to risks that could result in losses.
We have securitized and may in the future, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments. This involves creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity or other securities issued by the entity on a nonrecourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities backed by loan pools). We have in the past retained, and would expect in the future to retain, all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have in the past, and may in the future, retain a pari passu participations in some or all of the securitized loans. Investments in CMBS, CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
Prior to any such financing, we may use facilities to finance the acquisition of securities until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments to maximize the efficiency of a CMBS, CLO or private placement issuance. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a nonrecourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the loans we acquire declines prior to securitization. Declines in the value of a commercial real estate loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in securitizations for the reasons described above, or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.
The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have, and may in the future, be required to purchase and retain certain interests in a securitization into which we sell loans and/or, when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with the securitization of loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
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
Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two. A duration mismatch may also occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our liabilities or any hedges we may enter into may have set maturity dates.
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
In the future, we may engage in transactions intended to hedge against various risks to our portfolio, including the exposure to changes in interest rates. The extent of our hedging activity will vary in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other changing market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to adequately protect or could adversely affect us because, among other things:
•hedging can be expensive, particularly during periods of volatile or rapidly changing interest rates;
•available hedges may not correspond directly with the risks for which protection is sought;
•the duration of the hedge may not match the duration of the related liability;
•the amount of income that a REIT may earn from certain hedging transactions (other than through our TRS) is limited by U.S. federal income tax provisions governing REITs;
•the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the hedging counterparty may default on its obligations.
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
Risks Related to Our Company and Structure
Our board of directors has approved very broad investment guidelines for us and will not review or approve each investment decision made by us.
Our board of directors will periodically review and update our investment guidelines and will also review our investment portfolio, but does not review or approve specific investments. Subject to maintaining our REIT qualification and our exclusion from registration under the Investment Company Act, we have great latitude within the broad parameters of the investment guidelines set by our board of directors in determining our investments and investment strategies, which could result in investment returns that are substantially below expectations or that result in material losses.
Maintaining our exclusions from registration as an investment company under the Investment Company Act imposes limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We currently conduct, and intend to continue to conduct, our operations so that we are not required to register as an investment company under the Investment Company Act. We believe that we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned or majority-owned subsidiaries, we are primarily engaged in non-investment company businesses related to real estate. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act for purposes of the 40% test. Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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
We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat CMBS, B-notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses as real estate-related assets. We note that the SEC staff’s prior no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and, as a result, we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain our exclusion from the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.
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
Complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings of the Internalization.
Operational risks, including the risk of cyber-attacks, may disrupt our business, result in losses or limit our growth.
We rely heavily on our financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyber-attacks, which may continue to increase in sophistication and frequency in the future. Attacks on us and our service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we hold a significant amount of confidential and sensitive information. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyber-attack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although we have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in our possession. We could be required to make a significant investment to remedy the effects of any such failures, harm to our reputation, legal claims that we may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.
In addition, our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our employees’, investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our employees’, investors’, counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our security measures.
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Risks Related to Our REIT Status and Certain Other Tax Items
If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We intend to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Our continued qualification as a REIT depends on our continuing ability to meet various requirements concerning, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares. Notwithstanding the availability of cure provisions in the Code, we could fail various compliance requirements which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then, unless we were entitled to relief under applicable statutory provisions:
•we would be taxed as a regular domestic corporation, which, under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•we would be required to pay taxes as described above, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
Even as a REIT, we, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, gain from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Also, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements or is generated by assets that do not meet the asset test requirements which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax on such return. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets. In addition, our TRS is subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Complying with REIT requirements may cause us to forgo otherwise attractive investment opportunities and limit our expansion opportunities.
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
Ownership limitations may restrict change of control or business combination opportunities.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including shares of our common stock.
Under current law, for taxable years before January 1, 2026, REIT dividends (other than capital gain dividends and qualified dividends) received by non-corporate taxpayers may be eligible for a 20% deduction, which if allowed in full equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.
We are largely dependent on external sources of capital to finance our growth.
As with other REITs, but unlike corporations generally, our growth must largely be funded by external sources of capital because we generally have to distribute 90% of our taxable income to our stockholders in order to qualify as a REIT. Our access to external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year, including net capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility or reduce the market price of our shares.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot make assurances that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on investments in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in the best interest of our company. The impact of tax reform on your investment in us is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.
We may recognize “phantom income” in respect of our investments.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash, or between the recognition of a taxable deduction and the actual payment of cash, may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, which is referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.
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
If we distribute (or are deemed to distribute) excess inclusion income to our stockholders, certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, U.S. stockholders with net operating losses and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to such excess inclusion income. Specifically, a stockholder’s share of excess inclusion income (i) would be the minimum taxable income of U.S. stockholders (that is, would not be allowed to be offset by any net operating losses or any other deduction otherwise available), (ii) would be unrelated business taxable income in the hands of most generally tax-exempt stockholders and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate of 30%, without reduction for any otherwise applicable income tax treaty, to the extent allocable to foreign stockholders. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from a taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.
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
There is limited case law and administrative guidance addressing whether instruments such as mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We expect that our mezzanine loans generally will be treated as debt for U.S. federal income tax purposes, and our preferred equity investments generally will be treated as equity for U.S. federal income tax purposes, but we typically do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If a mezzanine loan is treated as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan and we would be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owned non-qualifying assets or earned non-qualifying income, we may not be able to satisfy all of the REIT income or asset tests. Alternatively, if the IRS successfully asserts a preferred equity investment is debt for U.S. federal income tax purposes, then that investment may be treated as a non-qualifying asset for purposes of the 75% asset test and as producing non-qualifying income for the 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset test, and it is possible that a preferred equity investment that is treated as debt for U.S. federal income tax purposes could cause us to fail one or more of the foregoing tests. Accordingly, we could fail to qualify as a REIT if the IRS does not respect our classification of our mezzanine loans or preferred equity for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing or syndicating commercial mortgage loans that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including commercial mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of, securitize or syndicate loans in a manner that was treated as a sale of the loans, or if we frequently buy and sell securities in a manner that is treated as dealer activity with respect to such securities for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level (which would give rise to corporate-level tax), and may limit the structures we utilize for our securitization transactions, even though direct sales by us or those structures might otherwise be beneficial to us.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying REIT income if earned directly by the parent REIT. Both the TRS and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in, and thus the amount of assets held in, a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act.
Any domestic TRS we own, or may form in the future, will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the Code limits the deductibility of interest paid or accrued by a TRS. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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
Risks Related to Ownership of Our Common Stock
The market price of our common stock has recently fluctuated significantly and may continue to do so.
The capital and credit markets have, on occasion, experienced periods of extreme volatility and disruption. During the year ended December 31, 2020 and following the outbreak of the COVID-19 pandemic, the closing price of our common stock on the New York Stock Exchange fluctuated from a high of $18.70 per share to a low of $1.74 per share. The market price and liquidity of the market for shares of our common stock has been and may in the future be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.
Some of the factors that could negatively affect the market price of our common stock include:
•our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects, including as a result of the COVID-19 pandemic;
•equity issuances by us, share resales by our stockholders or the perception that such issuances or resales may occur;
•loss of a major funding source or inability to obtain new favorable funding sources in the future;
•our financing strategy and leverage;
•actual or anticipated accounting problems;
•publication of research reports about us or the real estate industry;
•changes in market valuations or operating performance of similar companies;
•adverse market reaction to any increased indebtedness we incur or securities we may issue in the future;
•additions to or departures of our key personnel;
•speculation in the press or investment community;
•increases in market interest rates, which may lead stockholders to demand a higher distribution yield for our common stock, and would result in increased interest expenses on our debt;
•failure to maintain our REIT qualification or exclusion from the Investment Company Act;
•price and volume fluctuations in the overall stock market from time to time;
•general market and economic conditions and trends, including inflationary concerns and the current state of the credit and capital markets, and the impact of natural disasters, war, global health crises, such as the outbreak of COVID-19, and other events on market and economic conditions;
•significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector which are not necessarily related to the operating performance of these companies;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•changes in the value of our portfolio;
•any shortfall in revenue or net income or any increase in losses from levels expected by stockholders or securities analysts;
•short-selling pressure with respect to shares of our common stock or REITs generally;
•the strength of the commercial real estate market and the U.S. economy generally; and
•the other factors described in this Item 1A - “Risk Factors.”

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
The issuance of additional shares of our common stock, including in connection with the conversion of our outstanding 5.625% convertible senior notes due 2022 and/or our outstanding 6.375% convertible senior notes due 2023, through the equity distribution agreement we entered into pursuant to which we may sell, from time to time, up to an aggregate of 8,000,000 shares of our common stock or in connection with other future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we decide to issue debt or equity securities which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the shares of our common stock. Therefore, holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 450,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to the issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change in control, thereby preserving the current stockholders’ control.
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

Maryland takeover statutes. We are subject to the Maryland Business Combination Act which, in certain circumstances, could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us without the approval of our board of directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. “Business combinations” between such a third-party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by stockholders; and
•two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.
The super-majority vote requirements do not apply if, among other considerations, the transaction complies with a minimum price and form of consideration requirements prescribed by the statute. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. As permitted by the MGCL, our board of directors, by resolution, exempted business combinations between us and any person not then already an interested stockholder, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons). Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any other person as described above, and as a result, any such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute.
The Maryland Control Share Acquisition Act of the MGCL provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquiror, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power:
•one-tenth or more but less than one-third;
•one-third or more but less than a majority; or
•a majority or more of all voting power.
Control shares do not include shares the acquiror is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A control share acquisition means the acquisition of issued and outstanding control shares, subject to certain exceptions.
A person who has made or proposes to make a control share acquisition may compel the board of directors of the company to call a special meeting of stockholders to be held within 50 days of the demand to consider the voting rights of the shares. The right to compel the calling of a special meeting is subject to the satisfaction of certain conditions, including an undertaking to pay the expenses of the meeting. If no request for a meeting is made, the company may itself present the question at any stockholders meeting.
If voting rights are not approved at the meeting or if the acquiror does not deliver an acquiring person statement as required by the statute, then the company may, subject to certain limitations and conditions, redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. Fair value is determined, without regard to the absence of voting rights for the control shares, as of the date of any meeting of stockholders at which the voting rights of the shares are considered and not approved or, if no meeting is held, as of the date of the last control share acquisition by the acquiror. If voting rights for control shares are approved at a stockholder’s meeting and the acquiror becomes entitled to exercise or direct the exercise of a majority of the voting power, all other stockholders may exercise appraisal rights. The fair value of the shares as determined for purposes of appraisal rights may not be less than the highest price per share paid by the acquiror in the control share acquisition.
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
Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Under Maryland law, our present and former directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for the following: any derivative action or proceeding brought on behalf of the company; any action asserting a claim of breach of any duty owed by any of our present or former directors, officers or other employees or our stockholders to the company or to our stockholders or any standard of conduct applicable to our directors; any action asserting a claim against the company or any of our present or former directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws; or any action asserting a claim against the company or any of our present or former directors, officers or other employees that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in sub-leased office space at 3 Bryant Park, Suite 2400A, New York, New York 10036. We also lease office facilities in St. Louis Park, Minnesota. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.
Item 3. Legal Proceedings
From time to time we may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business. The previously disclosed arbitration with the Former Manager concluded on October 7, 2020, with the arbitral panel issuing an award setting the amount payable by us to the Former Manager at $44.5 million. See “Internalization” in Part II, Item 7 of this Annual Report on Form 10-K for further discussion of the Internalization and the one-time cash payment of $44.5 million made to the Former Manager upon the effectiveness of the Internalization. As of the date of this filing, we are not party to any litigation or other legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate would have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “GPMT.” On March 1, 2021, the closing price of our common stock, as reported on the NYSE, was $11.39 per share.
Holders
As of March 1, 2021, there were 233 registered holders of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
Dividends
We generally intend to distribute substantially all of our taxable income each year (which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders to comply with the REIT provisions of the Code. In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results, and our ability to pay distributions, will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, restrictions related to our financing facilities, applicable law and other factors as our board of directors deems relevant.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500 and Bloomberg REIT Mortgage Index

160
140
120
100
80
60
40
Index Value
6/28/17
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
Period Ending
Granite Point Mortgage Trust Inc.
S&P 500
Bloomberg REIT Mortgage Index

Index	6/28/17	6/30/17	12/31/17	6/30/18	12/31/18	6/30/19	12/31/19	6/30/20	12/31/20
Granite Point Mortgage Trust Inc.	$100.00	$99.84	$97.25	$105.12	$108.05	$117.60	$120.47	$47.06	$70.39
S&P 500	$100.00	$99.30	$110.64	$113.56	$105.78	$125.39	$139.07	$134.78	$139.07
Bloomberg REIT Mortgage Index	$100.00	$99.21	$102.58	$103.07	$99.59	$108.57	$123.12	$73.73	$95.79

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our common stock during the fiscal year ended December 31, 2020.

Item 6. [Removed and Reserved]
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
This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which discussion is incorporated by reference.
COVID-19 Pandemic
As of December 31, 2020, the COVID-19 pandemic remains ongoing, and, as a result, numerous countries, including the United States, have declared national emergencies and have reacted by instituting quarantines, restrictions on travel and temporarily closing non-essential businesses, including offices and hotels. Many states and local jurisdictions in the U.S. instituted varying degrees of “shelter-in-place” guidelines or orders and other measures designed to mitigate the impact of COVID-19. Such actions have resulted in significant macroeconomic disruptions and have adversely impacted many industries. In response, the U.S. government has implemented economic stimulus and interest rate cuts, among other actions. However, the ongoing pandemic may continue to adversely impact macroeconomic and market conditions, resulting in a period of global economic slowdown. The rapidly evolving and fluid nature of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.
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
Our Company
Granite Point Mortgage Trust Inc. focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We also operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We operate our business as one segment.
Through December 31, 2020, we were externally managed by Pine River Capital Management L.P., or the Former Manager. On October 10, 2020, we entered into a definitive agreement with the Former Manager pursuant to which we internalized our management on December 31, 2020, or the Internalization.
Internalization
Through December 31, 2020, we were externally managed by Pine River Capital Management L.P., or the Former Manager. On October 10, 2020, we entered into definitive agreements with the Former Manager, pursuant to which we internalized our management function, effective December 31, 2020, or the Internalization. Upon the effectiveness of the Internalization, among other things: (i) we made a one-time cash payment of $44.5 million to the Former Manager; (ii) we became an internally-managed REIT and hired 31 employees previously employed by the Former Manager, including our executives; (iii) the management agreement with the Former Manager, the Management Agreement, was terminated; and (iv) we will no longer pay management or incentive fees going forward, however, we will incur expenses associated with being an internally-managed REIT, including expenses related to compensation of our personnel, that were previously borne by the Former Manager.
2020 Activity
Operating Results:
•GAAP net loss of ($40.5) million, or ($0.73) per basic share, primarily driven by restructuring charges associated with the Internalization and an increase to the current expected credit loss, or CECL, reserve in the form of provision for credit losses recorded during 2020, mainly due to the adverse economic conditions related to the COVID-19 pandemic.

•Distributable Earnings of $64.7 million, or $1.17 per basic share, which excludes the Internalization-related restructuring charges and the increase to the CECL reserve, as further described below.
•Book value per share of $16.92 as of December 31, 2020, inclusive of ($1.31) per share of total CECL reserve.
•Declared common dividends of $22.3 million, or $0.65 per share of common stock, inclusive of a $13.8 million, or $0.25 per share special dividend.
Portfolio Activity:
•Funded $364.2 million of total principal balance, inclusive of $239.0 million on prior loan commitments.
•Received loan repayments and principal amortization of $517.3 million.
•Portfolio of 103 loan investments as of December 31, 2020 with a weighted-average stabilized LTV at origination of 63.3% and a weighted-average all-in yield at origination of L+4.19%.
•Collected over 99% of contractual interest payments during the year, inclusive of loan modifications. Deferred and added to the principal $8.7 million of interest income during the year.
Financing Activity:
•Secured a $300 million strategic financing commitment in the form of five-year secured term loan facilities with an initial draw of $225 million, $75 million in additional delayed draw commitments and warrants to purchase up to approximately 6.1 million shares of common stock.
•Reinvested $134.4 million of loan prepayment proceeds in GPMT 2019-FL2.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share on a generally accepted accounting principles, or GAAP, basis, dividends declared, Distributable Earnings and book value per share. For the three months ended December 31, 2020, we recorded earnings per share of $0.42, declared a regular quarterly cash dividend of $0.20 per share of common stock and a special cash dividend of $0.25 per share of common stock, and reported Distributable Earnings of $0.33 per share. Our book value as of December 31, 2020 was $16.92 per share, inclusive of ($1.31) of total CECL reserve. For the year ended December 31, 2020, we recorded a net loss of ($0.73) per share, declared total dividends of $0.65 per share and reported Distributable Earnings of $1.17 per share.
As further described below, Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use Distributable Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is a performance metric we consider, along with other measures, when declaring our common stock dividends.
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings per share and dividends declared per share:

	Year Ended
	December 31,
(in thousands)	2020	2019
Net (loss) income	$(40,539)	$70,114
Weighted average number of common shares outstanding	55,156,482	53,087,395
Basic and diluted loss per common share	$(0.73)	$1.32
Special dividend declared per common share	$0.25	$—
Dividend declared per common share	$0.40	$1.68

Distributable Earnings
Beginning with this Annual Report on Form 10-K, and for all subsequent reporting periods ending on or after December 31, 2020, we have elected to present Distributable Earnings, a measure that is not prepared in accordance with GAAP, as a supplemental method of evaluating our operating performance. Distributable Earnings replaces our prior presentation of Core Earnings with no changes to the definition. In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income as dividends. Distributable Earnings is intended to serve as a general proxy for our taxable income, though it is not a perfect substitute for it, and, as such, is considered a key indicator of our ability to generate sufficient income to pay our common dividends and in determining the amount of such dividends, which is the primary focus of income-oriented investors who comprise a meaningful segment of our stockholder base. We believe providing Distributable Earnings on a supplemental basis to our net (loss) income and cash flow from operating activities, as determined in accordance with GAAP, is helpful to stockholders in assessing the overall performance of our business.

We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan portfolio and operations. For reporting purposes, we define Distributable Earnings as net (loss) income attributable to our stockholders, computed in accordance with GAAP, excluding: (i) non-cash equity compensation expense; (ii) depreciation and amortization; (iii) any unrealized gains (losses) or other similar non-cash items that are included in net income for the applicable reporting period (regardless of whether such items are included in other comprehensive income or loss or in net income for such period); and (iv) certain non-cash items and one-time expenses. Distributable Earnings may also be adjusted from time to time for reporting purposes to exclude one-time events pursuant to changes in GAAP and certain other material non-cash income or expense items approved by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the year ended December 31, 2020, we recorded a $53.7 million of provision for credit losses, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings as referenced above.
Distributable Earnings also excludes the impact of the restructuring charges recorded during the year ended December 31, 2020. These charges were related to our Internalization, discussed above, which we view as a one-time event. In assessing the reporting of Distributable Earnings, we determined that, consistent with our policy, the restructuring charges should be included within certain one-time expenses as referenced above. During the year ended December 31, 2020, we recorded $46.3 million of restructuring charges, which have been excluded from the Distributable Earnings.
Distributable Earnings does not represent net (loss) income or cash flow from operating activities and should not be considered as an alternative to GAAP net (loss) income, or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and, accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.
The following table provides a reconciliation of GAAP net (loss) income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Year Ended
	December 31,
(in thousands)	2020	2019
Reconciliation of GAAP net income to Distributable Earnings:	(unaudited)
GAAP Net Income	$(40,539)	$70,114
Adjustments for non-distributable earnings:
Provision for credit losses	53,710	—
Restructuring charges	46,252	—
Non-cash equity compensation	5,276	4,436
Distributable Earnings	$64,699	$74,550
Diluted Distributable Earnings per share of common stock	$1.17	$1.32
Weighted average diluted shares - Distributable Earnings	55,156,482	53,087,395
The presentation for the comparative period has been reorganized to conform with the 2020 presentation of Distributable Earnings. This reorganization has no impact on Distributable Earnings.

Book Value Per Common Share
The following table provides the calculation of our book value per share:

	Year Ended
	December 31,
(in thousands)	2020	2019
Stockholder's Equity	933,846	1,019,136
Shares:
Common Stock	54,635,547	54,391,834
Restricted Stock	569,535	461,371
Total Outstanding	55,205,082	54,853,205
Book Value Per Share	$16.92	$18.58
Book value per share as of December 31, 2020 includes the impact of an estimated allowance for credit losses of $72.2 million, or $1.31 per common share. See Note 2 – Basis of Presentation and Significant Accounting Policies of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a detailed discussion of allowance for credit losses.
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
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions and local markets, property types, borrower types, loan structures and types. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. The COVID-19 pandemic has resulted in significant disruptions in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. The dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments, which are a significant source of our liquidity and could make it more difficult for us to originate new loan investments.
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

We finance pools of our commercial real estate loans through collateralized loan obligations, or CLOs, retaining the subordinate securities in our investment portfolio. Our CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our consolidated balance sheets.
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
We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors. However, any potential negative impacts on our business as a result of the COVID-19 pandemic may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be relatively concentrated in certain property types, geographical areas or loan categories that may be more adversely affected by the pandemic than others. For example, certain of our loans are secured by office, industrial, multifamily, hotel and retail properties. Federal and state mandates implemented to control the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have negatively impacted, and are expected to continue to negatively impact the hotel and retail industries, which could adversely affect our assets secured by such properties. Also, changes in how certain types of commercial properties are operated to facilitate social distancing and other measures intended to control the impact of the pandemic have impacted, and are likely to continue to impact, our investments secured by these properties.
Operating Expenses - Investment Management and Corporate Overhead
We incur significant general and administrative costs, including certain costs related to being a public company and, prior to the Internalization, costs incurred under the Management Agreement.
Under the Management Agreement, we paid all costs and expenses the Former Manager incurred on our behalf in order to operate our business prior to the Internalization, as well as compensation costs for certain personnel that provided services to us under the Management Agreement prior to the Internalization. Prior to the Internalization, we paid the Former Manager a quarterly base management fee equal to 0.375% (a 1.50% annual rate) of our equity and an incentive fee, which was payable, if earned, as defined in the Management Agreement.
We continue to monitor the COVID-19 pandemic and its impact on our operating partners, financing sources, borrowers and their tenants, and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations, liquidity and availability of financing, are uncertain and continue to evolve. To the extent that our borrowers and their tenants, property sponsors and financing sources continue to be impacted by the COVID-19 pandemic, it could have a material adverse effect on our liquidity and capital resources. Given the current highly uncertain environment, we may incur additional operating expenses for a period of time, which may be material, related to actively managing our investment portfolio, our funding sources and exploring additional financing and capital sources to help us to continue to manage through this period of economic uncertainty and market dislocation.
Market Conditions
Prior to the COVID-19 pandemic, the commercial real estate debt markets offered compelling investment opportunities, especially when approached fundamentally, with a focus on strong credit and cash flow characteristics and high-quality borrowers and sponsors. These investment opportunities were supported by active real estate transaction volumes, continuous need for refinancing of legacy loans and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis from 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limited the capacity of available funding for certain types of commercial real estate loans that comprise a large part of our target investments. The COVID-19 pandemic continues to generate a high degree of uncertainty with respect to the overall economic environment along with the negative impact it has had on many segments of the commercial real estate market, including a significant decline in real estate transaction volume combined with dislocations in the financing markets. We believe that, over time, as the markets return to more normalized levels of activity and the ultimate economic recovery takes place, U.S. commercial real estate will continue to be viewed as an attractive asset class and will provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive, risk-adjusted returns for our stockholders over the long-term. Certain segments of the commercial real estate market, such as lodging and retail, have been affected more significantly than others, resulting in multiple retail sector bankruptcies, for example, as more consumer demand has shifted to internet related purchases. This retail property stress has benefited the industrial sector, which has seen increased demand for “last-mile” distribution sites in certain markets. The lodging sector has also experienced significant dislocation and the general market expectation is that it will take a while for it to recover considering the social distancing and further shut-down recommendations by local and state officials in select locations. The multifamily sector has performed relatively well through this crisis, though the future path may be dependent to a degree on interest rate levels and additional federal government stimulus. Office properties have performed well, though there has been a noticeable slowdown in leasing activity, but the longer-term impact of the COVID-19 pandemic remains uncertain considering remote working and other potential operational changes by the tenants.
Due to the ongoing COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments and the economy as a whole have been, and will continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which remain highly uncertain and cannot be predicted. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial condition and performance, liquidity and ability to pay dividends, including the dividend on our common stock, which was temporarily suspended in the first quarter of 2020 and reinstated in the third quarter of 2020.
The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the United States and global economy will perform over the near term. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, retain tenants who are up for renewal or attract new tenants or rent abatements for tenants severely impacted by the COVID-19 pandemic may result in decreases in cash flows to our borrowers and potentially in defaults in paying debt service on outstanding indebtedness to us, which could adversely impact our results of operations and financial performance. Declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to pay dividends or meet our financing obligations in the future.
Allowance for Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the incurred loss model with a Current Expected Credit Loss, or CECL, model for instruments measured at amortized cost, and requires entities to record allowances for available-for-sale, or AFS, debt securities rather than reduce the amortized cost, as they did under the other-than-temporary impairment model. It also simplified the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments. ASU 2016-13 was adopted through a cumulative-effect adjustment to cumulative earnings as of January 1, 2020.
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

Our implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process. The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in our investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) projecting the expected timing and amount of future loan fundings and repayments, (iii) assessing the current credit quality of loans and operating performance of loan collateral, (iv) selecting the forecast for macroeconomic conditions and (v) determining the reasonable and supportable forecast period. The allowance for loan losses also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imperfections. Foresight risk reflects the inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact on relevant economic variables. Input imperfection factors address the risk that certain model inputs may not reflect all available information such as changes in the level and quality of experience held by certain borrowers or limitations in data available for certain loan portfolios. Model imprecision considers known model limitations not yet fully reflected in the quantitative estimate. The determination of the appropriate qualitative adjustment is based on management's analysis of current and expected economic conditions and their impact on the portfolio, as well as a qualitative assessment of the lending environment, including underwriting standards. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.
Considering the lack of historical Company data related to any realized loan losses since our inception, we elected to estimate our allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2020 for over 100,000 commercial real estate loans. Our allowance for credit losses reflects its estimates of the current and future economic conditions that impact the performance of the commercial real estate properties serving as collateral for our loan investments. These estimates include unemployment rates, interest rates, price indices for commercial property and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. We license certain macroeconomic financial forecasts from a third-party to inform our view of the potential future impact that broader macroeconomic conditions may have on the performance of our loan portfolio. The forecasts are embedded in the licensed analytical model that we use to estimate our allowance for credit losses. We may use one or more of these forecasts in the process of estimating our allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting our portfolio could vary significantly from the estimates we made for the periods presented. At the time of adoption of ASU No. 2016-13, in determining our initial allowance for credit losses estimate, we employed a macroeconomic forecast that largely reflected our views at the time and projected stable economic conditions over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Upon adoption of ASU No. 2016-13 on January 1, 2020, based on our loan portfolio, pre-COVID-19 economic environment and management’s expectations for future economic and market conditions at the time, we recorded, as a cumulative-effective adjustment to the cumulative earnings in our consolidated statement of equity, an initial allowance for credit losses of approximately $18.5 million, or approximately $0.34 per common share. In addition, we recorded an incremental allowance for credit losses for the year ended December 31, 2020 of approximately $53.7 million, or $0.97 per common share, resulting in a cumulative year-to-date CECL impact of $72.2 million or $1.31 per common share, largely reflecting the changed expectations for macroeconomic and commercial real estate market conditions as a result of the COVID-19 pandemic.
Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long-term and, as such, they are carried at an amortized cost on our consolidated balance sheets.
Although we intend to hold our target investments for the long-term, we may occasionally classify some of our debt securities as AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive (loss) income, a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investments for trading purposes.

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
Revenue Recognition
Interest income from loans receivable is recognized over the life of each investment using the effective interest method and is recorded on an accrual basis. Recognition of fees, premiums and discounts associated with these investments is deferred until the loan is advanced and is then recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become more than 90 days past due or when recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans originated, the related origination expenses are similarly deferred; however, expenses related to loans acquired are included in general and administrative expenses as incurred.
Loans Held-for-Investment and Provision for Credit Losses
Loans held-for-investment are reported at cost, net of any provision for credit losses, unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable.
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the incurred loss model under existing guidance with a Current Expected Credit Loss, or CECL, model for instruments measured at amortized cost, and requires entities to record allowances for AFS debt securities rather than reduce the carrying amount, as they did under the other-than-temporary impairment model. It also simplified the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019 and was adopted through a cumulative-effect adjustment to cumulative earnings as of January 1, 2020.
The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related loans and debt securities on our consolidated balance sheets, and reduces our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 was reflected as a direct charge to cumulative earnings; however, subsequent to the initial CECL reserve, changes to the CECL reserve were recognized through net income on our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify that the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.
Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan. Those future funding commitments are also subject to a CECL reserve. The CECL reserve related to future loan fundings is recorded as a component of other liabilities on our consolidated balance sheets, and not as an offset to the related loan balance. This CECL reserve is estimated using the same process outlined below for our outstanding loan balances, and changes in this component of the CECL reserve will similarly flow through our consolidated statements of operations.

Our implementation process included selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process. Estimating a CECL reserve requires significant judgment and a variety of subjective assumptions, including: (i) determination of relevant historical loan loss data sets; (ii) the expected timing and amount of future loan fundings and repayments; (iii) the current credit quality of loans and operating performance of loan collateral and our expectations of performance; and (iv) expectations for macroeconomic conditions over the relevant time period.
Considering the lack of historical company data related to any realized loan losses since its inception, we elected to estimate our CECL reserve by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party database with historical loan losses from 1998 to 2020 for over 100,000 commercial real estate loans. Additionally, in determining our initial CECL reserve estimate, we employed a macroeconomic forecast that projects a stable overall economic scenario over the reasonable projection period. Significant inputs to our estimate of the CECL reserve include loan specific factors, such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Upon adoption of ASU No. 2016-13 on January 1, 2020, we recorded an initial CECL reserve of approximately $18.5 million, or approximately $0.34 per share, which is an equivalent to approximately 0.37% of our aggregate loan commitment balance of $4.4 billion at December 31, 2019. In addition, we recorded an incremental allowance for credit losses for the year ended December 31, 2020 of approximately $53.7 million, or $0.97 per common share, resulting in a cumulative year-to-date CECL impact of $72.2 million, or $1.31 per common share, largely reflecting the changed expectations for macroeconomic and commercial real estate market conditions as a result of the COVID-19 pandemic.
Credit performance of our portfolio is monitored regularly, with more intense analysis and oversight done on a quarterly basis, and each loan is evaluated by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk ratings are defined as follows:
1 –Lower Risk
2 –Average Risk
3 –Acceptable Risk
4 –Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of probability of principal loss.
5 –Loss Likely: A loan that has a significantly increased probability of principal loss.
Income Taxes
Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for those taxable benefits or provisions recognized by our TRS or any excise tax we are subject to for failing to distribute the minimum required amount. We estimate, based on existence of sufficient evidence, the ability to realize the remainder of any deferred tax asset our TRS recognizes. Any adjustment to such estimates will be made in the period such determination is made. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. We plan to operate in a manner that will allow us to qualify to be treated as a REIT for U.S. federal income tax purposes. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. However, many of the REIT requirements are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.
Summary of Results of Operations and Financial Condition
Our GAAP net income (loss) attributable to common stockholders was $23.1 million and ($40.5 million) (or $0.39 and ($0.73)) per diluted weighted average share, respectively) for the three months and year ended December 31, 2020, respectively, as compared to GAAP net income attributable to common stockholders of $17.6 million and $70.1 million ($0.32 and $1.32 per diluted weighted average share, respectively) for the three months and year ended December 31, 2019, respectively. The GAAP net loss for the year ended December 31, 2020 was primarily a result of an increase in the provision for credit losses recognized in accordance with ASU 2016-13 adopted on January 1, 2020 and the one-time restructuring charges related to the Internalization. The increase in the provision for credit losses was magnified by the significant deterioration in the forecasts of macroeconomic conditions during the first and second quarter of 2020, due to the economic and market dislocation caused by the COVID-19 pandemic. The GAAP net loss for the year ended December 31, 2020 was also impacted by realized losses on sales of certain loans held-for-sale completed during the second and third quarters of 2020. The GAAP net income for the three months ended December 31, 2020 benefited from a partial release of the provision for credit losses, which was related to loan prepayments and somewhat improved macroeconomic forecasts, and a decrease in other operating expenses.

The following table presents the components of our comprehensive income (loss) for the three months and year ended December 31, 2020 and 2019 and year ended December 31, 2018:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2020	2019	2020	2019	2018
Interest income:	(unaudited)
Loans held-for-investment	$54,613	$63,428	$234,954	$240,022	$179,284
Loans held-for-sale	—	—	895	—	—
Available-for-sale securities	—	294	646	1,221	1,160
Held-to-maturity securities	—	435	659	2,239	3,194
Cash and cash equivalents	135	547	559	2,775	242
Total interest income	54,748	64,704	237,713	246,257	183,880
Interest expense:
Repurchase agreements	11,702	19,163	58,444	67,632	62,432
Securitized debt obligations	4,945	10,935	26,312	46,815	17,660
Convertible senior notes	4,522	4,512	18,092	17,971	10,783
Asset-specific financings	900	1,174	3,862	2,891	—
Revolving credit facilities	—	491	779	1,673	648
Senior secured term loan facilities	5,301	—	5,446	—	—
Total interest expense	27,370	36,275	112,935	136,982	91,523
Net interest income	27,378	28,429	124,778	109,275	92,357
Other income (loss):
Provision for credit losses	8,531	—	(53,710)	—	—
Realized losses on sales	—	—	(16,913)	—	—
Fee income	—	95	1,117	1,210	1,446
Total other income (loss)	8,531	95	(69,506)	1,210	1,446
Expenses:
Base management fees	3,946	3,841	15,786	14,854	12,509
Incentive fees	—	—	—	244	—
Servicing expenses	1,031	999	4,056	3,670	2,196
Restructuring charges	2,570	—	46,252	—	—
Other operating expenses	4,603	6,008	29,024	21,507	16,025
Total expenses	12,150	10,848	95,118	40,275	30,730
Income (loss) before income taxes	23,759	17,676	(39,846)	70,210	63,073
Provision for (benefit from) income taxes	608	—	593	(4)	(2)
Net income (loss)	23,151	17,676	(40,439)	70,214	63,075
Dividends on preferred stock	25	25	100	100	100
Net income (loss) attributable to common stockholders	$23,126	$17,651	$(40,539)	$70,114	$62,975
Basic earnings (loss) per weighted average common share	$0.42	$0.32	$(0.73)	$1.32	$1.45
Diluted earnings (loss) per weighted average common share	$0.39	$0.32	$(0.73)	$1.32	$1.42
Dividends declared per common share	$0.45	$0.42	$0.65	$1.68	$1.62
Weighted average number of shares of common stock outstanding:
Basic	55,205,082	54,853,205	55,156,482	53,087,395	43,445,384
Diluted	70,009,741	54,853,205	55,156,482	53,087,395	52,039,997
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$23,126	$17,651	$(40,539)	$70,114	$62,975
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	—	—	(32)	224	(192)
Other comprehensive income	—	—	(32)	224	(192)
Comprehensive income (loss)	$23,126	$17,651	$(40,571)	$70,338	$62,783

The following table presents the primary components of our balance sheets as of December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Balance Sheet Data:

Loans held-for-investment, net	$3,847,803	$4,226,212
Total assets	$4,219,648	$4,460,862
Repurchase agreements	$1,708,875	$1,924,021
Securitized debt obligations	$927,128	$1,041,044
Asset-specific financings	$123,091	$116,465
Revolving credit facilities	$—	$42,008
Convertible senior notes	$271,250	$269,634
Senior secured term loan facilities	206,448	$—
Total stockholders’ equity	$933,846	$1,019,136
Results of Operations
Interest Income
Interest income decreased from $246.3 million to $237.7 million for the years ended December 31, 2019 and December 31, 2020, respectively, due to a significant decline in short-term interest rates, as well as repayments of loans held-for-investment of $517.3 million, partially offset by the in-the-money LIBOR floors on the majority of our loans, the origination of four commercial real estate loans with a principal balance of $125.2 million and additional fundings of $239.0 million provided on existing loan commitments during 2020. Interest income decreased from $64.7 million to $54.7 million for the three months ended December 31, 2019 and December 31, 2020, respectively, due to the aforementioned decline in short term-interest rates and a decline in portfolio balance.
Interest Expense
Interest expense decreased from $36.3 million and $137.0 million for the three months and year ended December 31, 2019, respectively, to $27.4 million and $112.9 million for the same periods in 2020, respectively, primarily due to a significant decline in short-term interest rates.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three months and year ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020			Year Ended December 31, 2020
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment/held-for-sale
Senior loans (3)	$3,920,917	$53,996	5.5%	$4,156,473	$233,212	5.6%
Subordinated loans	25,589	617	9.6%	26,932	2,637	9.8%
Available-for-sale securities	—	—		8,034	646	8.0%
Held-to-maturity securities	—	—		7,853	659	8.4%
Other		135			559
Total interest income/net asset yield	$3,946,506	$54,748	5.5%	$4,199,292	$237,713	5.7%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment/held-for sale
Senior loans (3)	$2,795,920	$17,478	2.5%	$3,010,143	$88,667	2.9%
Subordinated loans	8,568	69	3.2%	8,793	322	3.7%
Available-for-sale securities	—	—		5,083	198	3.9%
Held-to-maturity securities	—	—		4,773	210	4.4%
Other unsecured:
Senior secured term loan facilities	206,181	5,301	10.3%	53,222	5,446	10.2%
Convertible senior notes	271,117	4,522	6.7%	270,506	18,092	6.7%
Total interest expense/cost of funds	$3,281,786	27,370	3.3%	$3,352,520	112,935	3.4%
Net interest income/spread		$27,378	2.2%		$124,778	2.3%

	Three Months Ended December 31, 2019			Year Ended December 31, 2019
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$4,091,889	$62,723	6.1%	$3,571,334	$236,949	6.6%
Subordinated loans	28,090	705	10.0%	30,258	3,073	10.2%
Available-for-sale securities	12,798	294	9.2%	12,798	1,221	9.5%
Held-to-maturity securities	18,307	435	9.5%	22,642	2,239	9.9%
Other		547			2,775
Total interest income/net asset yield	$4,151,084	$64,704	6.2%	$3,637,032	$246,257	6.8%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,999,850	$31,428	4.2%	$2,525,563	$117,413	4.6%
Subordinated loans	9,420	117	5.0%	9,469	505	5.3%
Available-for-sale securities	8,381	85	4.1%	8,422	370	4.4%
Held-to-maturity securities	11,870	133	4.5%	14,699	723	4.9%
Other unsecured:
Convertible senior notes	269,502	4,512	6.7%	268,928	17,971	6.7%
Total interest expense/cost of funds	$3,299,023	36,275	4.4%	$2,827,081	136,982	4.8%
Net interest income/spread		$28,429	1.8%		$109,275	2.0%
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
The overall decrease in yields on our investment portfolio for the three months and year ended December 31, 2020, as compared to the same periods in 2019, was primarily driven by a significant decline in short-term interest rates and repayments of loans with higher spreads than those originated in 2019, partially offset by the in-the-money LIBOR floors on the majority of our loans. The overall decrease in cost of funds on our secured borrowings for the three months and year ended December 31, 2020, as compared to the same periods in 2019, was primarily driven by the decline in short-term interest rates.
Our convertible senior notes due 2022 and 2023 are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Our senior secured term loan facilities due 2025 pay interest quarterly in arrears that accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. If any amount under the term loan facilities is not paid when due, then such overdue amount would thereafter bear interest at a rate that is 4.00% per annum in excess of the interest rate otherwise payable on the term loan facilities. The cost of funds associated with our senior secured term loan facilities also includes amortization of deferred debt issuance costs and warrants.
Provision for Credit Losses
Consistent with the methodology used during the adoption of ASU 2016-13 on January 1, 2020, we continue to use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through December 31, 2020, we employed third-party licensed macroeconomic forecasts, over the reasonable projection period, that include the impact of the COVID-19 pandemic on the overall economy and commercial real estate markets generally. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net income on the consolidated statements of comprehensive (loss) income. The following table presents the components of provision for credit losses for the three months and year ended December 31, 2020:

	Three Months Ended December 31,	Year Ended December 31,
(in thousands)	2020	2020
Provision for credit losses on:
Loans held-for-investment	$6,672	$(49,975)
Available-for-sale securities	—	—
Held-to-maturity securities	—	—
Other liabilities	1,859	(3,735)
Total provision for credit losses	$8,531	$(53,710)
During the year ended December 31, 2020, we recorded a provision for loan losses of $53.7 million, which increased our CECL reserve and reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as one loan with unique risk characteristics assessed individually for credit loss in our portfolio. For the three months ended December 31, 2020, the decrease in our estimate of expected credit losses was primarily driven by the changes in the composition of our investment portfolio as a result of loan repayments and the availability of more information regarding the somewhat improved macroeconomic forecasts employed in our loss estimation model. There was no provision for credit losses recorded for the three months and year ended December 31, 2019 under the impairment policy prior to the adoption of ASU 2016-03.
Due to new information available during the three months ended December 31, 2020, a first mortgage loan with a principal balance of $67.1 million and a carrying value of $58.8 million, collateralized by a hotel property located in the Midwest, was downgraded to a risk rating of “5” from a risk rating of “4” and management determined that our recovery of its loan principal is collateral-dependent. The collateral property’s cash flows have been adversely affected by market conditions driven by the COVID-19 pandemic and the related significant decline in business travel. Accordingly, this loan was assessed individually and we have elected to apply a practical expedient in accordance with ASU 2016-13, and an allowance for credit loss of $8.1 million was recorded for this loan using the discounted cash flow method of valuation to reduce the carrying value of the loan to the estimated fair value of the property less the cost to foreclose and sell the property. The loan had been previously modified, including a deferral and capitalization of interest of approximately $2.6 million as of December 31, 2020. In addition, we have also negotiated a new short-term extension of the modification with the borrower, which was accounted for as a troubled debt restructuring, or TDR, under GAAP. We are evaluating a variety of the potential options with respect to the resolution of this loan, which, among other things, may include a sale of the property, or of the loan, or a negotiated deed-in-lieu of foreclosure.
Realized Losses on Sales
During the year ended December 31, 2020, we sold loans for $193.6 million with an amortized cost of $210.5 million for realized losses of $16.9 million. We did not sell any loans during the three months ended December 31, 2020 and the three months and year ended December 31, 2019.
Fee Income
During both the year ended December 31, 2019 and December 31, 2020, we recognized $1.1 million in fee income related to fees charged for early prepayments of loans held-for-investment. No fee income was earned during the three months ended December 31, 2019 and December 31, 2020, respectively.

Expenses
The following table presents the components of expenses for the three months and year ended December 31, 2020 and 2019:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands, except share data)	2020	2019	2020	2019
Base management fees	$3,946	$3,841	$15,786	$14,854
Incentive fees	$—	$—	$—	$244
Servicing expenses	$1,031	$999	$4,056	$3,670
Restructuring charges	$2,570	$—	$46,252	$—
Other operating expenses	$4,603	$6,008	$29,024	$21,507
Annualized other operating expense ratio	2.0%	2.3%	3.1%	2.2%
Prior to the Internalization, we paid the Former Manager a base management fee and, when applicable, an incentive fee. The base management fee was calculated based on our equity with certain adjustments outlined in the Management Agreement. The incentive fee was calculated based on historical “core earnings,” as defined in the Management Agreement, as well as our equity with certain adjustments outlined in the Management Agreement. Following the Internalization, we no longer incur management or incentive fees, but we incur expenses associated with being an internally managed REIT, including compensation expenses previously borne by the Former Manager.
We also incur servicing expenses related to the servicing of commercial real estate loans and other operating expenses. The increase in servicing expenses during the three months and year ended December 31, 2020, as compared to the same periods in 2019, was driven by the growth of our investment portfolio, as described above. The increase in our operating expense ratio during the three months and year ended December 31, 2020, as compared to the same periods in 2019, resulted primarily from an increase in expenses related to the personnel and infrastructure to support the operation and growth of our business and certain advisory and other professional fees.
Included in other operating expenses are direct and allocated costs incurred by the Former Manager on our behalf and reimbursed by us, including compensation paid to certain employees of the Former Manager. Also included in other operating expenses is compensation paid directly to certain of our executive officers pursuant to the terms of the employment agreements entered into with such executive officers in connection with the Internalization.
Portfolio Overview
We originate and acquire commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as “loans held-for-investment” on the consolidated balance sheets. Loans held-for-investment are reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable.
During the three months ended December 31, 2020, we did not originate any loans. Other loan fundings included $51.0 million of additional fundings made under existing loan commitments. Proceeds from loan repayments during the three months ended December 31, 2020 totaled $195.6 million. We generated interest income of $54.7 million and incurred interest expense of $27.4 million, which resulted in net interest income of $27.4 million.
For the year ended December 31, 2020, we originated four loans with a total loan commitment amount of $200.4 million, of which $125.2 million was funded at origination. Other loan fundings included $239.0 million of additional fundings made under existing loan commitments. Proceeds from loan repayments totaled $517.3 million due primarily to the repayment in full of 16 loans totaling $498.2 million of unpaid principal balance. Loan sales during the year ended December 31, 2020 were $211.1 million. We generated interest income of $237.7 million and incurred interest expense of $112.9 million, which resulted in net interest income of $124.8 million. See Note 4 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details.
The following table details our loan activity by unpaid principal balance for the three months and year ended December 31, 2020:

	Three Months Ended	Year Ended
	December 31,	December 31,
(in thousands)	2020	2020
Loan originations	$—	$125,169
Other loan fundings (1)	$51,040	$238,990
Deferred interest capitalized	$4,190	$8,700
Loan repayments	$(195,584)	$(517,296)
Loan sales	$—	$(211,148)
Total loan activity, net	$(140,354)	$(355,585)
____________________
(1)Additional fundings made under existing loan commitments

The following tables provide a summary of our portfolio as of December 31, 2020:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination(3)	Original Term (Years) (4)	Initial LTV (5)	Stabilized LTV (6)
Senior loans (1)	$4,419,558	$3,915,833	$3,837,738	L+3.52%	L+4.19%	3.1	65.8%	63.4%
Subordinated loans	16,601	16,601	10,065	8.71%	8.74%	10.0	45.2%	39.3%
Total/Wtd. Avg.	$4,436,159	$3,932,434	$3,847,803	L+3.52%	L+4.19%	3.1	65.7%	63.3%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/15	$120.0	$120.0	$118.8	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	90.2	88.9	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/18	111.6	111.6	100.5	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/19	101.7	87.2	85.9	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	86.9	86.2	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	07/19	94.0	75.3	74.4	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	92.7	70.5	62.8	L+3.45%	L+3.88%	3.0	TX	Hotel	56.1%	48.1%
Senior	12/18	92.0	65.5	65.1	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	10/19	87.8	66.7	65.7	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	05/17	86.8	82.9	82.5	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	01/20	81.9	51.5	50.7	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	80.8	80.3	79.6	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/19	76.3	76.3	75.2	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	09/19	75.9	73.2	72.7	L+3.07%	L+3.58%	3.0	NY	Multifamily	62.7%	67.1%
Senior	10/17	74.8	53.9	52.9	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	74.3	74.0	72.3	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/16	71.8	68.0	67.9	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	11/17	68.3	65.3	64.9	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	01/19	67.1	67.1	58.8	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	12/19	65.2	50.2	49.4	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	04/18	64.0	64.0	63.4	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	09/19	60.2	60.2	59.9	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	52.5	52.2	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	58.6	47.3	47.1	L+4.50%	L+5.16%	3.0	CA	Industrial	51.0%	60.4%
Senior	01/17	55.7	55.7	55.7	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	12/15	54.5	54.5	54.3	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	06/19	54.1	50.4	50.0	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	05/17	51.7	51.7	46.9	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/18	51.0	51.0	50.7	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	02/20	50.3	43.4	42.2	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	05/18	50.1	50.1	49.9	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	09/18	50.1	28.6	28.4	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	10/18	49.1	49.0	48.7	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/19	48.5	44.0	43.2	L+3.61%	L+4.20%	3.0	NY	Industrial	76.8%	72.4%
Senior	08/19	46.4	41.4	40.8	L+2.84%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/16	46.0	36.2	36.0	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	06/18	46.0	46.0	45.5	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/18	45.1	44.0	43.8	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	05/19	44.1	41.2	40.8	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	12/17	42.9	39.9	39.4	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	10/19	42.9	32.4	32.1	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	08/17	40.0	40.0	38.5	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/18	38.8	34.5	34.4	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/19	37.5	35.5	35.0	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	11/18	37.1	28.1	27.9	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	30.2	29.9	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	05/17	35.0	31.1	30.9	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	30.3	29.6	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	03/20	34.9	12.7	12.4	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	12/18	34.2	28.9	28.4	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.8	29.5	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.5	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/19	33.7	26.0	25.8	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/20	33.5	25.2	25.0	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	11/19	33.2	29.8	29.4	L+2.70%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	05/18	32.6	32.1	32.1	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	03/19	32.1	27.5	27.3	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	17.5	17.3	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	29.3	29.1	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	08/19	31.5	26.7	26.4	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/19	31.3	31.1	30.9	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	05/17	30.9	28.9	28.7	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	06/18	29.3	27.8	27.5	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	07/17	28.8	28.8	28.5	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	11/19	27.7	18.5	18.3	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.6	26.9	26.7	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	22.6	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	06/17	27.0	24.0	23.9	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	24.3	24.1	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.0	25.6	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	09/17	26.4	23.4	23.0	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	12/18	26.1	21.8	21.6	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	01/18	26.0	26.0	25.6	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	06/18	25.9	25.9	25.6	L+3.50%	L+4.37%	3.0	PA	Industrial	72.1%	66.1%
Senior	09/18	25.5	22.3	17.8	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	06/19	25.5	25.5	24.9	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/15	25.1	25.1	24.6	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	07/19	24.0	18.2	18.1	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	23.7	23.5	23.2	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	01/18	23.4	21.6	21.5	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	07/19	23.3	20.0	19.8	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	03/18	23.0	23.0	23.0	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.5	17.0	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	12/18	21.8	16.0	15.9	L+4.44%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	10/18	21.4	18.4	18.2	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	12/18	21.2	19.6	19.7	L+3.42%	L+3.88%	2.0	MN	Multifamily	73.6%	73.7%
Senior	03/19	21.0	20.6	20.3	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.5	19.4	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	06/19	20.9	16.1	15.8	10.00%	14.17%	1.0	FL	Other	39.7%	57.2%
Senior	08/17	19.9	16.9	16.8	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	11/18	19.0	16.3	16.1	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	04/18	18.7	18.7	18.6	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	08/19	18.4	18.4	18.3	L+2.97%	L+3.45%	3.0	TN	Multifamily	63.6%	62.1%
Senior	01/19	18.2	18.3	18.1	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	07/18	16.6	11.7	11.4	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	11/18	16.2	16.2	16.1	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Senior	06/19	15.3	11.4	11.3	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	04/19	14.4	13.1	12.9	L+3.75%	L+4.31%	3.0	OH	Multifamily	62.6%	65.4%
Mezzanine	01/17	14.2	14.2	10.1	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.7	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	11/15	2.4	2.4	—	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,436.2	$3,932.4	$3,847.8	L+3.52%	L+4.19%	3.1			65.7%	63.3%
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
(4)Original term (years) is the initial maturity date at origination and does not include any extension options and has not been updated to reflect any subsequent extensions or modifications, if applicable.
(5)Initial loan-to-value ratio, or initial LTV, is calculated as the initial loan amount (plus any financing that is pari passu with or senior to such loan) divided by the as is appraised value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) as of the date of the loan was originated set forth in the original appraisal.
(6)Stabilized loan-to-value ratio, or stabilized LTV, is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.
Most of our loans are structured with an initial maturity term, typically three years, and several one-year extension options, which can be exercised by the borrower subject to meeting various extension conditions in accordance with the terms of the loan agreement. As part of our overall asset management strategy we have in the past entered into, and may in the future enter into, loan modifications with some of our borrowers. These amendments may include, among other things, modifying or waiving certain performance or extension conditions as part of the overall agreement.
Portfolio Management
During the three months and year ended December 31, 2020, we collected 99% of the contractual interest payments that were due under our loan agreements, after taking into consideration certain loans that have been modified mainly due to the impact of the COVID-19 pandemic.
We maintain strong relationships and an active asset management dialogue with our borrowers. We have utilized these relationships to address the impacts of the COVID-19 pandemic on our loans secured by properties experiencing business interruptions and pressure on operating cash flows, most significantly hotel and retail properties. As a result of the ongoing negative effects the pandemic has had on the economy, the real estate market as a whole and specific properties, some of our borrowers have indicated to us that they will be unable to execute their business plans on the original timeline, have had to temporarily close their properties by order of local authorities, have had tenants whose businesses were closed, or have experienced adverse business consequences, and have requested temporary interest forbearance (mainly deferrals and, to a lesser extent, waivers), or other modifications of their loans including extensions of term and modifications or waivers of certain extension conditions. We have been working closely with our borrowers to provide them with short-term relief to help manage through these market dislocations and business interruptions at their properties. During the three months ended December 31, 2020, we modified 12 loans with an aggregate principal balance of approximately $0.7 billion. During the year ended December 31, 2020, we modified 46 loans representing an aggregate principal balance of approximately $1.8 billion. One of these modifications was accounted for as a TDR under GAAP, as discussed above.
Our loan modifications typically include temporary reductions in the amount of cash interest collected, permit accrual of a portion of the interest due during the modification period to be repaid at a later date, permit the use of existing cash loan reserves to pay debt service due on our loans and other property-level expenses and/or modify or waive term extensions and certain performance tests or covenants. The loan modifications are often coupled with additional equity or other forms of credit support from the sponsors. All of the modified loans were performing and none were on nonaccrual status as of December 31, 2020. The total amount of interest income that was deferred and added to the principal during the three months and year ended December 31, 2020 was $4.2 million and $8.6 million, respectively.
We are generally encouraged by our borrowers’ initial response to the COVID-19 impact on their properties. We continue to work with them to address the circumstances caused by the pandemic while seeking to protect the credit attributes of our portfolio. However, these efforts may not be successful in all cases, and we may experience payment delinquencies, defaults, foreclosures or losses. While we believe the principal amounts of our loans are generally adequately protected by the underlying value of the collateral properties, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
Other Portfolio Developments
During the three months ended December, 31, 2020, we placed a $22.3 million first mortgage loan collateralized by a mixed-use property located in the Northeast on nonaccrual status due to the adverse impact of the COVID-19 pandemic. As a result, we wrote-off accrued interest due on this loan in the amount of $0.8 million. As of December 31, 2020, the carrying value of the loan on nonaccrual status was $17.8 million.
On November 9, 2020, a $40.0 million first mortgage loan collateralized by a student housing property located in the Midwest reached its initial maturity without satisfaction of extension conditions. The loan was current with respect to payment of interest prior to its initial maturity date. We are in active discussions with the borrower regarding a modification, which may include waiving certain extension conditions and full deferral of interest for the duration of the extension period. The loan’s risk rating was category “4” at December 31, 2020.
Due to new information available during the three months ended December, 31 2020, a $67.1 million first mortgage loan collateralized by a hotel property located in the Midwest was downgraded to a risk rating of “5” from a risk rating of “4” and management determined that our recovery of its loan principal is collateral-dependent. The collateral property’s cash flows have been adversely affected by market conditions driven by the COVID-19 pandemic and the related significant decline in business travel. Accordingly, this loan was assessed individually and we have elected to apply a practical expedient in accordance with ASU 2016-03, and an allowance for credit loss of $8.1 million was recorded for this loan using the discounted cash flow method of valuation to reduce the carrying value of the loan to the estimated fair value of the property less the cost to foreclose and sell the property. The loan had been previously modified, including a deferral and capitalization of interest of approximately $2.6 million as of December 31, 2020. In addition, we have also negotiated a new short-term extension of the modification with the borrower, which was accounted for as a TDR under GAAP. We are evaluating a variety of the potential options with respect to the resolution of this loan, which, among other things, may include a sale or a negotiated deed-in-lieu of foreclosure. The estimate of the fair value of the hotel collateral was developed using a discounted cash flow model. This valuation required significant judgment, which included assumptions regarding estimates of property cash flow performance, capitalization rates, discount rates, occupancy rates and exit costs.
Financial Condition
As of December 31, 2020, our borrowings consisted of repurchase agreements collateralized by loans held-for-investment, securitized debt obligations issued by CLOs and collateralized by pools of loans held-for-investment, asset-specific financings collateralized by loans held-for-investment, long-term senior secured term loan facilities and long-term unsecured convertible senior notes.
As of December 31, 2020, we had outstanding $1.7 billion of repurchase agreements, and the term to maturity ranged from 122 days to approximately 2.0 years. Repurchase agreements had a weighted average borrowing rate of 2.25% and weighted average remaining maturities of 1.0 year as of December 31, 2020.
As of December 31, 2020, we had outstanding $927.1 million of securitized debt obligations with a weighted average borrowing rate of 1.84% and weighted average estimated remaining maturities of 0.7 years based on the maturities of the underlying collateral.
As of December 31, 2020, we had outstanding $123.1 million of asset-specific financings with a weighted average borrowing rate of 2.5% and weighted average estimated remaining maturities of 1.1 years based on the maturities of the underlying collateral.
As of December 31, 2020, the total outstanding amount due on the senior secured term loan facilities was $225.0 million, with a carrying value of $206.5 million, net of deferred issuance costs. Interest on the outstanding loans under the term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The term loan facilities will mature on September 25, 2025.
As of December 31, 2020, the total outstanding amount due on convertible senior notes was $271.3 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of December 31, 2020, these notes had a conversion rate of 50.7073 and 48.8496 shares of common stock per $1,000 principal amount of the notes, respectively.
As of December 31, 2020, the debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by equity, was 3.2:1.0.

The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations, the senior secured term loan facilities and convertible senior notes for the three months ended December 31, 2020, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended December 31, 2020	$3,281,786	$3,236,792	$3,317,165
For the Three Months Ended September 30, 2020	$3,262,423	$3,393,172	$3,393,172
For the Three Months Ended June 30, 2020	$3,443,291	$3,418,705	$3,446,516
For the Three Months Ended March 31, 2020	$3,422,580	$3,481,865	$3,481,865
For the Three Months Ended December 31, 2019	$3,299,023	$3,393,172	$3,393,172

GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$(39.8)	$(39.8)
Permanent differences
Other permanent differences	—	(0.2)	(0.2)
Temporary differences
Net accretion of OID and market discount	—	0.6	0.6
Income from significant modifications	—	3.0	3.0
Other temporary differences	—	103.4	103.4
Estimated taxable income	—	67.0	67.0
Dividend declaration deduction	—	(67.0)	(67.0)
Estimated taxable income post-dividend deduction	$—	$—	$—

	Year Ended December 31, 2019
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$70.2	$70.2
Permanent differences
Other permanent differences	—	(0.7)	(0.7)
Temporary differences
Net accretion of OID and market discount	—	1.6	1.6
Income from significant modifications	—	1.7	1.7
Other temporary differences	—	4.6	4.6
Estimated taxable income	—	77.4	77.4
Dividend declaration deduction	—	(77.4)	(77.4)
Estimated taxable income post-dividend deduction	$—	$—	$—
The permanent tax differences recorded in 2020 and 2019 were principally related to recurring differences in compensation expense related to restricted stock dividends. Temporary differences were principally timing differences between GAAP and tax accounting related to restructuring charges, provision for credit losses and amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations.

Dividends
For the year ended December 31, 2020, we declared dividends totaling $0.65 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2020, we plan to satisfy the REIT distribution requirements in part with dividends paid in 2021. Furthermore, if we distribute less than the sum of: (a) 85% of our ordinary income for the calendar year; (b) 95% of our capital gain net income for the calendar year; and (c) any undistributed shortfall from our prior calendar year, or the Required Distribution, to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the year ended December 31, 2020, we accrued an excise tax of $0.6 million. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this Annual Report on Form 10-K. Excise tax expense is included in the line item “Provision for (benefit from) income taxes” in the consolidated statements of operations included in this Annual Report on Form 10-K. The following table presents cash dividends declared on our common stock since becoming a publicly traded company:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
December 18, 2019	December 31, 2019	January 17, 2020	$0.42
September 18, 2019	October 3, 2019	October 18, 2019	$0.42
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
December 19, 2018	December 31, 2018	January 18, 2019	$0.42
September 20, 2018	October 2, 2018	October 18, 2018	$0.42
June 20, 2018	July 2, 2018	July 18, 2018	$0.40
March 15, 2018	March 29, 2018	April 18, 2018	$0.38
December 18, 2017	December 29, 2017	January 18, 2018	$0.38
September 18, 2017	September 29, 2017	October 18, 2017	$0.32
The following table summarizes dividends declared since becoming a publicly traded company and their related tax characterization (per share amounts):

			Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Adjustments (1)	Ordinary Dividends (Non-Qualified) (2)	Qualified Ordinary Dividends	Capital Gain Distribution
2020	$0.65	0.09	$0.74	$—	$—
2019	$1.68	$(0.09)	$1.59	$—	$—
2018	$1.62	$—	$1.59	$—	$0.03
2017	$0.70	$—	$0.70	$—	$—
____________________
(1)A portion of the dividend declared in the fourth quarter of 2019 and paid in the first quarter of 2020 was treated as a 2020 distribution for federal income tax purposes.
(2)For the years ended December 31, 2020 and 2019, ordinary dividends (non-qualified) are also the portion of dividends that may be eligible for the 20% qualified business income deduction under Internal Revenue Code Section 199A.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our target investments and operations, make distributions to our stockholders and meet other general business needs. We use cash to acquire our target investments, satisfy our obligations under our unfunded loan commitments on existing assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. To date we have funded our business primarily through the issuance and sale of our common stock, borrowings from our secured financing agreements, issuance of securitizations, borrowings under our secured term loan facilities and the issuance and sale of convertible notes.
Our primary sources of liquidity include cash on our consolidated balance sheets, any approved but unused borrowing capacity under our financing facilities, the net proceeds of future public and private equity and debt offerings, payments of principal, including loan repayments and prepayments, loan sales, interest we receive on our portfolio of assets and cash generated from our operating results. We also have an option to draw up to an additional $75.0 million of proceeds on a delayed draw basis under the senior secured term loan facilities during the period ending March 25, 2021, which period may be extended for an additional six months to September 25, 2021 upon payment of an extension fee. As of December 31, 2020, we held: $261.4 million in cash and cash equivalents available to support our operations; $3.8 billion of loans held-for-investment; and $3.2 billion of outstanding debt in the form of repurchase agreements, securitized debt obligations, asset-specific financings, long-term senior secured term loan facilities and long-term unsecured convertible senior notes.
As of December 31, 2020, our balance sheet included $62.8 million in restricted cash related to funds available for reinvestment in our GPMT 2019-FL2 CLO securitization, which we have since largely redeployed. The reinvestment period for this CLO expired in February 2021. Going forward, principal repayments from loans financed through both of our outstanding CLOs will now be applied sequentially to the repayment of the senior-most outstanding notes of each respective CLO, and we will no longer be able to reinvest repayment proceeds from loans in GPMT 2019-FL2 to finance additional loans within that CLO.
In light of the COVID-19 pandemic and its severe impact on the economy, real estate and financial markets, we have taken several steps to increase our cash balances, such as opportunistically selling certain loans and entering into the $300 million financing commitment in the form of the five-year term loan facilities, in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of COVID-19 remain unknown, we will continue to closely monitor the COVID-19 pandemic and its impact on us, our borrowers, our sponsors and their properties serving as collateral on our loans, our financing sources and the overall economy. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences continue to be highly uncertain, rapidly changing and challenging to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict.
Other than capital markets activities, loan repayments and prepayments typically comprise our largest source of incremental liquidity. As a result of the pandemic and its impact on the capital markets and overall economy, the pace of loan repayments and prepayments has slowed meaningfully, as compared to prior years. Loan repayments, as measured by principal amount repaid, were $778.5 million in 2019. For the year ended December 31, 2020, loan repayments totaled $537.0 million, and seven loans with an unpaid principal balance of $211.1 million were sold for $193.5 million. We currently anticipate the pace of loan repayments and prepayments to continue to be negatively affected by the ongoing effects of the pandemic and its impact on real estate transaction volume and market liquidity. We expect that the impact of the COVID-19 pandemic will likely continue to decrease our cash flow from operations as we seek to enter into loan modifications on certain of our loans permitting interest payments to be deferred and/or capitalized, and as we repay borrowings under our secured financing facilities.
We expect that the impact of the COVID-19 pandemic will likely continue to decrease our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be deferred and/or capitalized, and as we repay borrowings under our secured financing facilities. Because of the COVID-19 pandemic, the pace of any such repayments and prepayments has also slowed meaningfully, and we currently anticipate the pace to continue to be negatively affected by the ongoing effects of the pandemic.
We remain focused on strengthening our balance sheet and enhancing our liquidity position to best position us to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which we expect will cause us to take, and in some instances has already caused us to take, some or all of the following actions: raise capital from offerings of equity and/or debt securities, on a public or private basis; borrow additional capital; post additional capital; sell assets; and/or change our dividend policy, which we will continue to evaluate in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain our REIT status.

In the future, we may also use other additional sources of financing to fund the origination or acquisition of our target investments, including other financing facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. We may also finance our business through the nonrecourse sale of senior loan interests. There can be no assurance that we will be able to consummate any such financing on a timely basis, or at all, or that the financing will be on commercially reasonable terms.
We may also seek to raise further equity capital and issue additional debt securities in order to fund our future investments, depending on market conditions, among other factors. We may also seek to enhance the returns on our commercial real estate loan portfolio through additional CLOs or other securitizations, if available.
We are party to an equity distribution agreement under which we may sell up to an aggregate of 8,000,000 shares of our common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of December 31, 2020, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the year ended December 31, 2020.
We will continue to explore other types of funding facilities to further diversify our financing sources. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. From December 31, 2019 to December 31, 2020, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, remained level at 3.2:1.0. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a debt-to-equity basis, within a range of 3.0:1.0 and 3.5:1.0 ratio on a company basis, however, our leverage may vary depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
Unused borrowing capacity on our uncommitted financing facilities may be a potential additional source of liquidity to finance unpledged commercial real estate loans held-for-investment and unpledged funded loan commitments on our existing loans held-for-investment that are pledged on such facilities. Given the uncommitted nature of such financing facilities, obtaining liquidity on such unpledged loans and unpledged funded loan commitments is at varying degrees of discretion of our lending counterparties and may not be available to us when desired. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided for a specific investment. We monitor and forecast our available, or excess, liquidity on a daily basis. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
As of December 31, 2020, we had repurchase agreements in place with five counterparties (lenders) and an asset-specific financing facility with one counterparty to finance loans held-for-investment. We continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event, or under a limited number of our repurchase agreements, market events. To cover a margin call, we may transfer cash to such counterparty. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
During the year ended December 31, 2020, we did not experience any material restrictions to our funding sources, although we did voluntarily terminate our short-term secured revolving credit facility and we entered into agreements with three of our secured credit facility lenders, representing an aggregate $1.4 billion of our secured credit facilities at the time, to temporarily suspend credit mark provisions and pre-approve certain loan modifications to certain of our assets, primarily in exchange for cash repayments and pledging additional loan collateral, thereby reducing the amount we are able to borrow against such assets and mitigating risks associated with any potential future margin calls. During the three months ended December 31, 2020, we extended the credit facility modification agreement with one of the lenders in exchange for further deleveraging. We are in frequent, constructive dialogue with the providers of our secured credit facilities regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. Our team has extensive asset management experience managing loans through various economic and credit cycles, and we maintain a relationship with a third-party rated special servicer as part of our overall asset management strategy. There can be no assurance that we have adequate capacity to satisfy any potential margin call or that we would be able to enter into amendments to our agreements that prevent a foreclosure on any margin call.

An overview of our facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	December 31, 2020
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	No	$435,719	$164,281	$600,000
Goldman Sachs Bank USA	May 2, 2021	No	$395,990	$104,010	$500,000
JPMorgan Chase Bank	June 28, 2022	No	$361,797	$88,203	$450,000
Citibank	January 9, 2023	No	$386,049	$13,951	$400,000
Wells Fargo Bank (2)	June 28, 2021	No	$129,320	$145,680	$275,000
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	No	$123,091	$26,909	$150,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)We retain options to increase the maximum facility capacity amount up to a maximum of $350 million, subject to customary terms and conditions.
Subsequent to December 31, 2020, as described in further detail below, certain borrowings under the repurchase facility with Goldman Sachs Bank USA have been refinanced by entering into a new credit agreement with Goldman Sachs Bank USA providing us with $349.3 million of non-mark-to-market, term-matched financing.
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2020:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2020, our unrestricted cash, as defined, was $261.4 million, while 5.0% of our recourse indebtedness, as defined, was $47.9 million.
•Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of December 31, 2020 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million. As of December 31, 2020, our tangible net worth, as defined, was $0.9 billion.
•Target asset leverage ratio cannot exceed 77.5% and our total leverage ratio cannot exceed 80.0%. As of December 31, 2020, our target asset leverage ratio, as defined, was 68.9% and our total leverage ratio, as defined, was 76.5%.
•Minimum interest coverage must be greater than 1.5:1.0. As of December 31, 2020, our minimum interest coverage, as defined, was 2.0:1.0.
During the third quarter of 2020, we amended our repurchase facilities and our asset-specific financing facility to, among other things, exclude the impact of CECL reserves under ASU 2016-13 from the calculation of the tangible net worth and leverage ratio financial covenants. Any realized losses, including amounts deemed non-recoverable, will be included in the calculation of such covenants. The foregoing summary of the amendments is not complete and is qualified in its entirety by reference to the full and complete text of the repurchase facility amendments, copies of which are attached as exhibits to this Annual Report on Form 10-K.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were individually pledged or restricted as collateral for the future payment obligations of repurchase agreements, asset-specific financings, revolving credit facilities and securitized debt obligations as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Loans held-for-investment	$3,814,460	$4,081,155
Available-for-sale securities, at fair value	—	12,830
Held-to-maturity securities	—	18,076
Total	$3,814,460	$4,112,061

Although we generally intend to hold our target investments as long-term investments, we have opportunistically sold, and may again in the future sell, certain of our assets in order to manage our liquidity needs, to meet other operating objectives and to adapt to market conditions. Commercial real estate loan sale transactions are subject to longer timelines than securities trades and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets may be limited by delays due to the time period needed for negotiating transaction documents and conducting diligence. Consequently, even if we identify a buyer for our commercial real estate loans, there is no assurance that we would be able to quickly sell such assets, if the need or desire arises. Additionally, we cannot provide any assurance that the recent economic impact of the COVID-19 pandemic would not make it more difficult to sell certain of our assets or that it would not have a material impact on the value of our assets.
In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other market conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition.
We cannot predict the timing and impact of future sales of our assets, if any. Since many of our assets are financed with repurchase agreements, asset-specific financings and CLO securitizations, a significant portion of the proceeds from sales of our assets, prepayments and scheduled amortization would be used to repay balances under these financing arrangements.
The following table provides the maturities of our repurchase agreements, asset-specific financings, revolving credit facilities, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Within one year	$1,763,359	$709,363
One to three years	1,266,985	2,533,995
Three to five years	205,647	149,814
Five years and over	—	—
Total	$3,235,991	$3,393,172
For the year ended December 31, 2020, our restricted and unrestricted cash and cash equivalents balance increased by approximately $169.4 million to $329.2 million, respectively. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2020, operating activities increased our cash balances by approximately $20.3 million, primarily driven by our financial results for the year.
•Cash flows from investing activities. For the year ended December 31, 2020, investing activities increased our cash balances by approximately $341.6 million, primarily driven by repayments of loans held-for-investment and sales of loans held-for-sale, partially offset by additional fundings provided on existing loan commitments.
•Cash flows from financing activities. For the year ended December 31, 2020, financing activities decreased our cash balance by approximately $192.4 million, primarily driven by net repayments of repurchase agreements and revolving credit facilities, partially offset by proceeds from the senior secured term loan facilities and the issuance of warrants to purchase common stock.
Corporate Activities
Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock
On September 25, 2020, we, as a guarantor, and certain of our subsidiaries, as borrowers, entered into a five-year senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC, providing for up to $300.0 million of new senior secured term loan facilities and warrants to purchase up to 6.066 million shares of our common stock, $0.01 par value per share. On September 28, 2020, we borrowed $225.0 million under the initial term loan facility. The remaining $75.0 million of commitments under the term loan facilities are available to us on a delayed draw basis during the sixth-month period ending March 25, 2021, which period may be extended for an additional six months upon payment of an extension fee. A portion of the warrants exercisable for approximately 1.516 million shares of common stock are subject to (i) vesting on a pro rata basis as draws occur under the delayed draw term loan facility or (ii) forfeiture on a pro rata basis to the extent of commitments under the delayed draw term loan facility that are ultimately terminated or undrawn. Interest on the outstanding loans under the term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The term loan facilities will mature on September 25, 2025.
The loans outstanding under the term loan facilities are non-amortizing and may be voluntarily repaid, in whole or in part, at any time, subject to certain prepayment premiums if they are repaid prior to September 25, 2023.
The foregoing descriptions of the term loan credit agreement and the various components are not complete and are qualified in their entirety by reference to the full text of the Term Loan Credit Agreement, the Form of Warrant, the Investor Rights Agreement and the Amendments, which are attached as exhibits to this Annual Report on Form 10-K.
None of the warrants have been exercised as of December 31, 2020.
See Note 12 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional details regarding this transaction.
Indenture and Credit Agreement
On February 4, 2021, we, through an indirect subsidiary, as issuer, entered into an indenture and credit agreement with Goldman Sachs Bank USA providing for a loan of 349.3 million to finance certain assets that were previously financed under the repurchase facility with Goldman Sachs Bank USA. The facility is non-amortizing and may be voluntarily repaid, in whole, on any payment date, subject to a prepayment premium if repaid prior to February 10, 2022. The facility’s term is matched to that of the underlying mortgage assets, not to exceed February 9, 2025. In addition, the facility is non-recourse, except with respect to customary carveouts for bad acts and does not contain mark-to-market provisions.
Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of December 31, 2020, we had unfunded commitments on commercial real estate loans held-for-investment of $503.7 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.
Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, asset-specific financings, senior secured term loan facilities, convertible senior notes, interest expense on borrowings, our non-cancelable office leases and unfunded commitments on commercial mortgage loans held-for-investment:

	Due During the Year Ended December 31,
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Repurchase agreements	$961,030	$747,845	$—	$—	$—	$—	$1,708,875
Asset-specific financings	82,768	40,323	—	—	—	—	123,091
Senior secured term loan facilities	—	—	—	—	205,647	—	205,647
Convertible senior notes	—	141,976	129,274	—	—	—	271,250
Interest expense on borrowings (1)	61,115	44,836	30,140	16,452	12,080	—	164,623
Long-term operating lease obligations	983	995	997	1,511	1,513	73	6,072
Unfunded commitments on loans held-for-investment (2)	208,683	271,392	23,652	—	—	—	503,727
Total	$1,314,579	$1,247,367	$184,063	$17,963	$219,240	$73	$2,983,285
____________________
(1)Interest expense on borrowings calculated based on rates at December 31, 2020.
(2)Allocation of unfunded commitments on loans held-for-investment is based on the earlier of the commitment expiration date or the loan maturity date.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company under the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Government Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the Investment Company Act in order to maintain our exempt status. As of December 31, 2020, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the year ended December 31, 2020. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2020. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2020, we believe that we qualified as a REIT under the Code.
Changes to the tax laws are likely to occur, and we intend to continue to monitor such changes.
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
Recent Market Conditions
Due to the current COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “COVID-19 Pandemic” in Part II, Item 7 of this Annual Report on Form 10-K for further discussion of the impact of the COVID-19 pandemic on market conditions.
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

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferrals or abatement and delays in capital improvements on projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain an active dialogue and strong relationships with our borrowers as part of our overall asset management strategy. Through our asset management process, we focus on addressing potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow strains. Certain of our borrowers have indicated that due to the impact of COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other business challenges. As a result, they have requested, and in certain instances we have granted, temporary deferrals of interest payments or forbearance, or other modifications of their loans. Discussions we have had with our borrowers have addressed potential near-term loan modifications including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests and certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. While we generally believe that the principal amount of our loans is typically sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
Interest Rate Risk
Generally, the composition of our investments is such that rising interest rates increase our net income, while declining interest rates will decrease net income, subject to the impact of contractual interest rate floors. As of December 31, 2020, approximately 98.5% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.5% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rate fluctuations. The interest rates we pay under our current repurchase agreements and securitized debt obligations are primarily floating rate, subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2020. All changes in value are measured as the change from our December 31, 2020 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates (1)
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$4	$4	$(45)	$(142)
Repurchase agreements	(76)	(57)	356	712
Securitized debt obligations	(60)	(76)	194	387
Asset-specific financings	(5)	(5)	17	34
Convertible senior notes	(5,230)	(2,593)	2,551	5,059
Total net assets	$(5,367)	$(2,727)	$3,073	$6,050

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$3,093	$3,093	$(11,173)	$(21,933)
____________________
(1)Changes in interest rates were limited to a decrease in rate to zero percent.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2020. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
LIBOR Transition
It appears highly likely that LIBOR will be discontinued after December 31, 2021 or June 30, 2023, depending on the tenor. As of December 31, 2020, approximately 98.5% of our loans by principal balance/carrying value earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding borrowings (excluding convertible notes and senior secured financing facilities) bear interest indexed to LIBOR. Some of these arrangements may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase agreements and asset-specific financings. Should the value of our investments pledged as collateral on our repurchase agreements significantly decrease, including, but not limited to, as a result of the impacts of the COVID-19 pandemic discussed above, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase agreements, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our repurchase agreement or asset-specific financing counterparties chose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, which such risks are increased as a result of the COVID-19 pandemic and its effects on the global and U.S. economies and commercial real estate markets, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.
Extension Risk
We manage our assets based on a variety of assumptions and estimates, including among others, assumptions regarding the rate at which the borrowers will prepay our loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured financing agreements. The macroeconomic, commercial real estate and capital markets disruptions caused by the COVID-19 pandemic have resulted in, and will likely continue to result in, a decrease in prepayment rates and an increase in the number of our borrowers who exercise loan extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
As part of our overall asset management strategy we have in the past entered into, and may in the future enter into, loan modifications with some of our borrowers. These amendments may include, among other things, modifying or waiving certain performance or extension conditions as part of the overall agreement, which are often coupled with additional equity or other forms of credit support from the sponsor. We work closely with our lending counterparties when negotiating and entering into loan modifications with our borrowers to ensure we maintain financing on modified assets. There can be no assurance that going forward we will be able to maintain financing on modified loans.
Risk Management
To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit and other risks associated with holding a portfolio of our target investments. Generally, we:
•manage our portfolio with focus on diligent, investment-specific market review, enforcement of loan and security rights and timely execution of disposition strategies;
•actively employ portfolio-wide and investment-specific risk measurement and management processes in our daily operations, including utilizing risk management tools; and
•seek to manage credit risk through our rigorous underwriting due diligence process prior to origination or acquisition of our target investments and through the use of nonrecourse financing, when and where available and appropriate.

Item 8. Financial Statements and Supplementary Data

GRANITE POINT MORTGAGE TRUST INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses was a critical audit matter.
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
As of December 31, 2020, the Company’s loans held-for-investment totaled $3.9 billion and the associated allowance for credit losses (ACL), comprised of allowance for loan losses of $66.7 million and an allowance for credit losses on unfunded commitments of $5.5 million. The provision for credit losses was $53.7 million for the year ended December 31, 2020. As discussed in Notes 2 and 4 to the consolidated financial statements, effective January 1, 2020, the Company adopted new accounting guidance related to the estimate of the ACL, resulting in an ACL increase of $18.5 million. The ACL is established for management’s estimate of current expected credit losses on the loans held-for-investment over the contractual life of the loans, including unfunded loan commitments, using a probability weighted analytical model (CECL model), adjusted for loan-specific qualitative factors. In certain instances, the Company may individually assess the ACL based on the estimated fair value of collateral. Management applies significant judgment in establishing factors used to determine the allowance and a variety of subjective assumptions. Significant inputs and assumptions to the Company’s estimate of the ACL include the relevant historical loan loss data sets, the forecast for macroeconomic conditions, the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio (DSCR), loan-to-value (LTV), remaining contractual loan term, property type, and others.

Auditing management’s estimate of the ACL involved a high degree of subjectivity in evaluating the completeness of the subjective factors and appropriateness of the assumptions used to determine the allowance. Changes in these factors and assumptions can have a material effect on the measurement of ACL recorded.

How We Addressed the Matter in Our Audit
Our audit procedures related to the ACL included the following procedures, among others. We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s process over establishing the ACL, including management’s controls over: 1) their CECL model including model validation, implementation and the completeness and accuracy of key inputs and assumptions used in the model; 2) the selection and application of the reasonable and supportable economic forecast; 3) management’s consideration of qualitative factors not captured in the CECL model; and 4) the estimated fair value of collateral for individually assessed loans.
With respect to the CECL model, with the support of specialists, we performed a model methodology review, model outcome review, and assessed the Company’s model documentation and governance. We involved our specialists to assess significant judgments around the macroeconomic forecasts, reasonable and supportable forecast periods, DSCR, LTV, and estimated fair value of collateral.
We also tested the appropriateness and accuracy of significant inputs used in the CECL model by reperforming the stratification of historical loan loss data, agreeing a sample of inputs to loan agreements, third party loan servicer reports, source systems, and management reports, amongst others, and clerically testing the model output.
We evaluated the overall ACL amount, including model estimates and management’s consideration of qualitative factors, and whether the recorded ACL appropriately reflects the expected credit losses on the loans held-for-investment and unfunded loan commitments. We also reviewed subsequent events and peer company information, and we considered whether they corroborate or contradict the Company’s conclusion with respect to its measurement of the ACL.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota
March 5, 2021

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Loans held-for-investment	$3,914,469	$4,226,212
Allowance for credit losses	(66,666)	—
Loans held-for-investment, net	3,847,803	4,226,212
Available-for-sale securities, at fair value	—	12,830
Held-to-maturity securities	—	18,076
Cash and cash equivalents	261,419	80,281
Restricted cash	67,774	79,483
Accrued interest receivable	12,388	11,323
Other assets	30,264	32,657
Total Assets (1)	$4,219,648	$4,460,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$1,708,875	$1,924,021
Securitized debt obligations	927,128	1,041,044
Asset-specific financings	123,091	116,465
Revolving credit facilities	—	42,008
Convertible senior notes	271,250	269,634
Senior secured term loan facilities	206,448	—
Dividends payable	25,049	23,063
Other liabilities	22,961	24,491
Total Liabilities (1)	3,284,802	3,440,726
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 55,205,082 and 54,853,205 shares issued and outstanding, respectively	552	549
Additional paid-in capital	1,058,298	1,048,484
Accumulated other comprehensive income	—	32
Cumulative earnings	103,165	162,076
Cumulative distributions to stockholders	(228,169)	(192,005)
Total Stockholders’ Equity	933,846	1,019,136
Total Liabilities and Stockholders’ Equity	$4,219,648	$4,460,862
____________________
(1)The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At December 31, 2020 and December 31, 2019, assets of the VIEs totaled $1,255,932 and $1,387,148, respectively, and liabilities of the VIEs totaled $928,220 and $1,042,122, respectively. See Note 3 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2020	2019	2018
Interest income:
Loans held-for-investment	$234,954	$240,022	$179,284
Loans held-for-sale	895	—	—
Available-for-sale securities	646	1,221	1,160
Held-to-maturity securities	659	2,239	3,194
Cash and cash equivalents	559	2,775	242
Total interest income	237,713	246,257	183,880
Interest expense:
Repurchase agreements	58,444	67,632	62,432
Securitized debt obligations	26,312	46,815	17,660
Convertible senior notes	18,092	17,971	10,783
Asset-specific financings	3,862	2,891	—
Revolving credit facilities	779	1,673	648
Senior secured term loan facilities	5,446	—	—
Total interest expense	112,935	136,982	91,523
Net interest income	124,778	109,275	92,357
Other (loss) income:
Provision for credit losses	(53,710)	—	—
Realized losses on sales of loans held-for-sale	(16,913)	—	—
Fee income	1,117	1,210	1,446
Total other (loss) income	(69,506)	1,210	1,446
Expenses:
Base management fees	15,786	14,854	12,509
Incentive fees	—	244	—
Servicing expenses	4,056	3,670	2,196
Other operating expenses	29,024	21,507	16,025
Restructuring charges	46,252	—	—
Total expenses	95,118	40,275	30,730
(Loss) income before income taxes	(39,846)	70,210	63,073
Provision for (benefit from) income taxes	593	(4)	(2)
Net (loss) income	(40,439)	70,214	63,075
Dividends on preferred stock	100	100	100
Net (loss) income attributable to common stockholders	$(40,539)	$70,114	$62,975
Basic (loss) earnings per weighted average common share	$(0.73)	$1.32	$1.45
Diluted (loss) earnings per weighted average common share	$(0.73)	$1.32	$1.42
Weighted average number of shares of common stock outstanding:
Basic	55,156,482	53,087,395	43,445,384
Diluted	55,156,482	53,087,395	52,039,997
Comprehensive (loss) income:
Net (loss) income attributable to common stockholders	$(40,539)	$70,114	$62,975
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	(32)	224	(192)
Other comprehensive (loss) income	(32)	224	(192)
Comprehensive (loss) income	$(40,571)	$70,338	$62,783
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, December 31, 2017	43,235,103	$432	$829,704	$—	$28,800	$(30,315)	$828,621
Net income	—	—	—	—	63,075	—	63,075
Other comprehensive loss before reclassifications	—	—	—	(192)	—	—	(192)
Net other comprehensive loss	—	—	—	(192)	—	—	(192)
Issuance of common stock, net of offering costs	164,940	2	3,090	—	—	—	3,092
Common dividends declared, $1.62 per share	—	—	—	—	—	(70,461)	(70,461)
Preferred dividends declared	—	—	—	—	—	(100)	(100)
Non-cash equity award compensation	221,131	2	3,494	—	—	—	3,496
Balance, December 31, 2018	43,621,174	436	836,288	(192)	91,875	(100,876)	827,531
Cumulative effect of adoption of new accounting principle	—	—	13	—	(13)	—	—
Adjusted balance, January 1, 2019	43,621,174	436	836,301	(192)	91,862	(100,876)	827,531
Net income	—	—	—	—	70,214	—	70,214
Other comprehensive income before reclassifications	—	—	—	224	—	—	224
Net other comprehensive income	—	—	—	224	—	—	224
Issuance of common stock, net of offering costs	10,954,924	110	207,404	—	—	—	207,514
Common dividends declared, $1.68 per share	—	—	—	—	—	(91,029)	(91,029)
Preferred dividends declared	—	—	—	—	—	(100)	(100)
Non-cash equity award compensation	277,107	3	4,779	—	—	—	4,782
Balance, December 31, 2019	54,853,205	549	1,048,484	32	162,076	(192,005)	1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	1,048,484	32	143,604	(192,005)	1,000,664
Net loss	—	—	—	—	(40,439)	—	(40,439)
Other comprehensive loss before reclassifications	—	—	—	(288)	—	—	(288)
Amounts reclassified from accumulated other comprehensive income	—	—	—	256	—	—	256
Net other comprehensive loss	—	—	—	(32)	—	—	(32)
Issuance of warrants to purchase common stock	—	—	4,541	—	—	—	4,541
Common dividends declared, $0.65 per share	—	—	—	—	—	(36,064)	(36,064)
Preferred dividends declared	—	—	—	—	—	(100)	(100)
Non-cash equity award compensation	351,877	3	5,273	—	—	—	5,276
Balance, December 31, 2020	55,205,082	$552	$1,058,298	$—	$103,165	$(228,169)	$933,846
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(40,439)	$70,214	$63,075
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment	(15,915)	(15,417)	(12,852)
Amortization of deferred debt issuance costs on convertible senior notes, securitized debt obligations and term loan facilities	6,426	7,588	3,785
Provision for credit losses	53,710	—	—
Realized losses on sales of loans held-for-sale	16,913	—	—
Amortization of equity based compensation	5,276	4,782	3,496
Net change in assets and liabilities:
Increase in accrued interest receivable	(1,066)	(1,055)	(3,163)
Decrease (increase) in other assets	2,436	(11,682)	1,099
(Decrease) increase in other liabilities	(7,086)	7,431	6,927
Net cash provided by operating activities	20,255	61,861	62,367
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(369,216)	(1,812,698)	(1,319,529)
Proceeds from repayment of loans held-for-investment	486,422	769,816	468,734
Principal payments on available-for-sale securities	12,798	—	—
Principal payments on held-to-maturity securities	18,076	8,620	15,473
Proceeds from sales of loans held-for-sale	193,538	—	—
Net cash provided by (used in) investing activities	341,618	(1,034,262)	$(835,322)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	397,004	1,390,059	1,228,361
Principal payments on repurchase agreements	(612,150)	(966,581)	(1,249,426)
Proceeds from issuance of securitized debt obligations	—	646,868	651,374
Principal payments on securitized debt obligations	(117,925)	(266,179)	—
Proceeds from convertible senior notes	—	—	145,928
Proceeds from asset-specific financings	6,626	116,465	—
Proceeds from revolving credit facilities	38,361	361,273	124,394
Repayment of revolving credit facilities	(80,369)	(394,265)	(49,394)
Proceeds from senior secured term loan facilities	205,647	—	—
Proceeds from issuance of warrants to purchase common stock	4,541	—	—
Proceeds from issuance of common stock, net of offering costs	—	207,514	3,092
Dividends paid on preferred stock	(100)	(100)	(100)
Dividends paid on common stock	(34,079)	(86,312)	(68,569)
Net cash (used in) provided by financing activities	(192,444)	1,008,742	785,660
Net increase in cash, cash equivalents and restricted cash	169,429	36,341	12,705
Cash, cash equivalents and restricted cash at beginning of period	159,764	123,423	110,718
Cash, cash equivalents and restricted cash at end of period	$329,193	$159,764	$123,423
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$115,013	$136,091	$88,248
Cash paid (received) for taxes	$—	$—	$(5)
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$210,452	$—	$—
Dividends declared but not paid at end of period	$25,049	$23,063	$18,346
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
Through December 31, 2020, the Company was externally managed by Pine River Capital Management L.P., or the Former Manager. On October 10, 2020, the Company entered into a definitive agreement with the Former Manager pursuant to which the Company internalized its management on December 31, 2020, or the Internalization.
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
All entities in which the Company holds investments that are considered variable interest entities, or VIEs, were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of an entity that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the entity.
We currently operate in one reporting segment.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. As of December 31, 2020, the COVID-19 pandemic remains ongoing, and as a result, numerous countries, including the United States, have declared national emergencies. Such actions have resulted in significant macroeconomic disruptions and have adversely impacted many industries. The ongoing pandemic may continue to adversely impact macroeconomic and market conditions, resulting in a period of global economic slowdown. The rapidly evolving and fluid nature of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, given the ongoing nature of the outbreak, at this time the Company cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on the Company’s business, financial performance and operating results. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020. However, the significant degree of uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company’s actual results could ultimately differ from its estimates and such differences may be material.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Significant Accounting Policies
Loans Held-for-Investment, Net
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, the Company finances pools of its commercial real estate loans through collateralized loan obligations, or CLOs, which are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the power to direct the activities of the CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, therefore, the Company consolidates the CLOs and classifies the underlying loans as loans held-for-investment. Interest income on loans held-for-investment is recorded on the consolidated statements of comprehensive (loss) income.
Loans held-for-investment are reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. Subsequent to the adoption of ASU 2016-13 on January 1, 2020, the Company uses a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. The Company employed quarterly updated macroeconomic forecasts which reflect the impact of the COVID-19 pandemic on the overall U.S. economy and commercial real estate markets generally. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.
Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection or has been modified.
The allowance for credit losses is recorded in accordance with ASU, 2016-13, and is a valuation account that is deducted from the amortized cost basis of loans held-for-investment on the Company’s consolidated balance sheets. Changes to the allowance for credit losses are recognized through net (loss) income on the Company’s consolidated statements of comprehensive (loss) income. The allowance is based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. All loans held-for-investment within the Company’s portfolio have some amount of expected loss to reflect the GAAP principal underlying the CECL model that all loans have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.
The Company’s loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan. Those future funding commitments are also subject to an allowance for credit losses. The allowance for credit losses related to future loan fundings is recorded as a component of other liabilities on the Company’s consolidated balance sheets, and not as an offset to the related loan balance. This allowance for credit losses is estimated using the same process outlined below for the Company’s outstanding loan balances, and changes in this component of the allowance for credit losses similarly flow through the Company’s consolidated statements of comprehensive (loss) income.
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
Considering the lack of historical Company data related to any realized loan losses since its inception, the Company generally estimates its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2020 for over 100,000 commercial real estate loans. The Company licenses certain macroeconomic financial forecasts from a third-party to inform its view of the potential future impact that broader

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. The Company may use one or more of these forecasts in the process of estimating its allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Prior to the adoption of ASU 2016-03, loans held-for-investment were reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets were deemed impaired. Impairment was indicated when it was deemed probable that the Company would not be able to collect all amounts due pursuant to the contractual terms of the loan. Because the Company’s loans held-for-investment are collateralized by real property or are collateral dependent, impairment was measured by comparing the estimated fair value of the underlying collateral less estimated costs to sell to the amortized cost of the respective loan. If a loan was determined to be impaired, the Company would record an allowance to reduce the carrying value of the loan through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.
Available-for-Sale Securities, at Fair Value
From time to time, the Company may selectively invest in commercial mortgage-backed securities, or CMBS, representing interests in pools of commercial mortgage loans issued by trusts. In the past, the Company had designated investments in certain CMBS as available-for-sale, or AFS, because the Company had the ability to dispose of them prior to maturity. All assets classified as AFS would be reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income.
Interest income on AFS securities is accrued based on the outstanding principal balance and contractual terms. Premiums and discounts associated with CMBS are amortized into interest income over the life of such securities using the effective yield method.
As part of the adoption of ASU 2016-13, effective January 1, 2020, the Company evaluates AFS securities to determine whether a decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive (loss) income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the statement of comprehensive (loss) income, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net (loss) income may be reversed if conditions change. Changes in the allowance for credit losses are recorded as provision for credit loss expense. The Company did not hold any AFS securities as of December 31, 2020.
Prior to the adoption of ASU 2016-13 on January 1, 2020, on a quarterly basis, the Company evaluated its AFS securities to assess whether a decline in the fair value of an AFS security below the Company’s amortized cost basis was an other-than-temporary impairment, or OTTI. The presence of OTTI was based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors, as well as non-credit factors, such as changes in interest rates and market spreads. Impairment was considered other-than-temporary if an entity (i) intended to sell the security, (ii) was more likely than not be required to sell the security before it recovered in value or (iii) did not expect to recover the security’s amortized cost basis, even if the entity did not intend to sell the security. Under these scenarios, the impairment was other-than-temporary and the full amount of impairment recognized in earnings and the cost basis of the investment security was adjusted. However, if an entity did not intend to sell the impaired debt security and it was more likely than not that it would not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount was recognized in earnings, with the remainder of the loss amount recognized in other comprehensive (loss) income. The difference between the new amortized cost basis and the cash flows expected to be collected was accreted as interest income in accordance with the effective interest method.
Held-to-Maturity Securities
In the past, the Company designated investments in certain CMBS as held-to-maturity, or HTM, because the Company had both the ability and intent to hold them until maturity. All assets classified as HTM were reported at stated cost plus any premiums or discounts, which were amortized or accreted through the consolidated statement of comprehensive income using

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
the effective interest method.
As part of the adoption of ASU 2016-13, effective January 1, 2020, the Company no longer records impairments for credit losses as adjustments to the amortized cost for HTM debt securities, but rather records an allowance for credit losses. The carrying values of debt securities are presented net of any allowance for credit losses. The Company did not hold any HTM securities as of December 31, 2020. Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company evaluated its HTM securities, on a quarterly basis, to assess whether a decline in the fair value of an HTM security below the Company’s amortized cost basis is an OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors. Impairment was considered other-than-temporary if an entity did not expect to recover the security’s amortized cost basis.  Impairment was recognized in earnings and the cost basis of the HTM security was adjusted.
Loans Held-for-Sale
The Company classifies certain loans as held-for-sale based on management’s intent to sell or otherwise dispose of them. Loans held-for-sale are reported at the lower of amortized cost or fair value. Fair value is determined under the guidance of ASC 820. Interest income on loans held-for-sale is recognized at the loan coupon rate and recorded on the consolidated statements of comprehensive (loss) income.
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
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within 30 days of recording the receivable. The Company generally writes off the accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized within the provision for credit losses in the consolidated statements of comprehensive (loss) income. Accrued interest receivable includes deferred interest that may be collected at the loan maturity or past 90 days, and an allowance for credit losses has been included as part of the loan’s amortized cost. The Company has one loan recorded as a nonaccrual loan and the Company wrote off all accrued and unpaid interest as of December 31, 2020. Accrued interest receivable is included within other assets on the Company’s consolidated balance sheets.
Due from Counterparties
Due from counterparties includes cash held by counterparties as collateral against the Company’s repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties is included within other assets on the Company’s consolidated balance sheets.
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
Revolving Credit Facilities
In the past, the Company has financed the acquisition of certain of its loans held-for-investment through the use of revolving credit facilities. Borrowings under revolving credit have generally borne interest rates of a specified margin over one-month LIBOR and have generally been uncommitted. Revolving credit facilities are treated as collateralized financing transactions and carried at their contractual amounts, as specified in the respective agreements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Deferred Debt Issuance Costs
Because the outstanding balance of the Company’s repurchase agreement facilities, asset-specific financings and revolving credit facilities may fluctuate as the Company borrows and repays amounts, the Company presents unamortized deferred debt issuance costs related to these credit facilities as an asset on its consolidated balance sheets within other assets. Amortization of deferred debt issuance costs over the term of the related facilities is reported within interest expense on the consolidated statements of comprehensive (loss) income.
Securitized Debt Obligations
The Company finances pools of its loans held-for-investment through CLOs retaining the subordinate securities in its investment portfolio. The CLOs are accounted for as financing arrangements and consolidated on the Company’s consolidated financial statements. The securitized debt obligations not retained by the Company, which are nonrecourse to the Company beyond the assets held in the CLOs, are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
Convertible Senior Notes
Convertible senior notes include unsecured convertible debt that are carried at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s consolidated balance sheets. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock. Amortization of deferred debt issuance costs over the term of the notes is reported within interest expense on convertible senior notes on the consolidated statements of comprehensive (loss) income.
Senior Secured Term Loan Facilities
The Company records senior secured term loan facilities as liabilities at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s consolidated balance sheets. Where applicable, any issue discount or transaction expenses are deferred and amortized over the term of the loan using the effective interest method, and is included within interest expense in the Company’s consolidated statements of comprehensive (loss) income, while the unamortized balance is included as a reduction to the carrying amount on the Company’s consolidated balance sheets.
Accrued Interest Payable
Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within 30 days to three months of recording the payable, based upon the Company’s remittance requirements. Accrued interest payable is included within other liabilities on the Company’s consolidated balance sheets.
Income Taxes
The Company has elected to be taxed as a REIT under the Code and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed a TRS, as defined in the Code, to engage in such activities. The TRS’s activities are subject to income taxes, as well as any REIT taxable income not distributed to stockholders.
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes, or ASC 740. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive (loss) income.
Related Party Management Fee and Operating Expenses
Prior to the Internalization, the Company paid the Former Manager a base management fee equal to 1.5% of the Company’s equity on an annualized basis, as well as an incentive fee, which was payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the Management Agreement.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Earnings (Loss) Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. If the assumed conversion of convertible notes into common shares is dilutive, diluted earnings per share is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net income attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count.
Other Comprehensive (Loss) Income
Current period net unrealized gains and losses on AFS securities are reported as components of accumulated other comprehensive (loss) income on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive (loss) income.
Equity Incentive Plan
The Company has adopted the 2017 Equity Incentive Plan, or the Plan, to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 16 - Equity Incentive Plan for further details regarding the Plan.
The cost of equity-based compensation is measured on and fixed at the grant date, based on the price of the Company’s common stock as of period end, and amortized over the vesting term. The Company accounts for forfeitures as they occur. Amortization expense is included within other operating expenses on the consolidated statements of comprehensive (loss) income.
Restructuring Charges
The termination of the Management Agreement was a material change in the management structure of the business, and is accounted for under ASC 420, Exit or disposal cost obligations. The one-time payment made to the Former Manager under the internalization agreement, and other associated costs incurred as part of the Internalization, are recorded within restructuring charges on the consolidated statements of comprehensive (loss) income with a corresponding liability recorded within other liabilities within the consolidated balance sheets. See Note 17 – Restructuring Charges for additional discussion of the restructuring charges related to the Internalization.
Recently Issued and/or Adopted Accounting Standards
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the incurred loss model under prior guidance with a Current Expected Credit Loss, or CECL, model for instruments measured at amortized cost, and also requires entities to record allowances for AFS debt securities rather than reduce the amortized cost, as they did under the other-than-temporary impairment model. It also simplified the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments. ASU 2016-13 was adopted by the Company through a cumulative-effect adjustment to cumulative earnings of $18.5 million as of January 1, 2020.
The Company’s process to implement ASU 2016-13 included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process.
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
The Company elected not to measure an allowance for credit losses on accrued interest receivable when the accrued interest is due within 90 days. The Company generally writes off the accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection.
The following table illustrates the day-one financial statement impact of the adoption of ASU 2016-13 on January 1, 2020:

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

(in thousands)
ASSETS	Pre-ASU 2016-13 Adoption	Cumulative Effect of Adoption	As Reported Under ASU 2016-13
Loans held-for-investment and securities	$4,257,086	$—	$4,257,086
Allowance for credit losses	—	(16,692)	(16,692)
Loans held-for-investment and securities, net	$4,257,086	$(16,692)	$4,240,394

LIABILITIES
Liability for off-balance sheet credit losses (1)	$—	$1,780	$1,780

STOCKHOLDERS’ EQUITY
Cumulative earnings	$162,076	$(18,472)	$143,604
____________________
(1)Represents expected loss on unfunded commitments.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU No. 2020-06. The intention of ASU No. 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU No. 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
Note 3. Variable Interest Entities
The Company finances pools of its commercial real estate loans through CLOs which are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the power to direct the activities of the CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, therefore, the Company consolidates the CLOs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Loans held-for-investment	$1,200,479	$1,301,369
Allowance for credit losses	(15,914)	—
Loans held-for-investment, net	1,184,565	1,301,369
Restricted cash	62,804	76,093
Other assets	8,563	9,686
Total Assets	$1,255,932	$1,387,148
Securitized debt obligations	$927,128	$1,041,044
Other liabilities	1,092	1,078
Total Liabilities	$928,220	$1,042,122
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include CMBS which are classified within AFS securities, at fair value, and HTM securities on the consolidated balance sheets. The Company did not hold any CMBS as of December 31, 2020. As of December 31, 2019, the carrying value, net of allowance for credit losses, which also represents the maximum exposure to loss, of all CMBS in unconsolidated VIEs was $30.9 million.
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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,915,833	$2,366	$14,235	$3,932,434
Unamortized (discount) premium	(75)	—	—	(75)
Unamortized net deferred origination fees	(17,890)	—	—	(17,890)
Allowance for credit losses	(60,130)	(2,366)	(4,170)	(66,666)
Carrying value	$3,837,738	$—	$10,065	$3,847,803
Unfunded commitments	$503,726	$—	$—	$503,726
Number of loans	101	1	1	103
Weighted average coupon	5.1%	13.0%	8.0%	5.1%
Weighted average years to maturity (2)	1.1	4.9	6.1	1.1

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	December 31, 2019
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$4,229,194	$13,503	$14,448	$4,257,145
Unamortized (discount) premium	(124)	—	—	(124)
Unamortized net deferred origination fees	(30,788)	(21)	—	(30,809)
Carrying value	$4,198,282	$13,482	$14,448	$4,226,212
Unfunded commitments	$748,878	$—	$—	$748,878
Number of loans	117	2	1	120
Weighted average coupon	5.4%	11.7%	8.0%	5.4%
Weighted average years to maturity (2)	1.8	2.0	7.1	1.8
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

(dollars in thousands)	December 31, 2020		December 31, 2019
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,720,705	44.7%	$1,779,173	42.0%
Multifamily	910,557	23.7%	1,058,708	25.1%
Hotel	646,869	16.8%	640,503	15.2%
Retail	332,218	8.6%	398,742	9.4%
Industrial	196,677	5.1%	312,637	7.4%
Other	40,777	1.1%	36,449	0.9%
Total	$3,847,803	100.0%	$4,226,212	100.0%

(dollars in thousands)	December 31, 2020		December 31, 2019
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,028,584	26.8%	$1,196,767	28.4%
Southwest	802,233	20.8%	923,519	21.8%
West	682,236	17.7%	735,416	17.4%
Midwest	712,675	18.5%	700,778	16.6%
Southeast	622,075	16.2%	669,732	15.8%
Total	$3,847,803	100.0%	$4,226,212	100.0%
At December 31, 2020 and December 31, 2019, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.8 billion and $4.1 billion, respectively, as collateral for repurchase agreements, an asset-specific financing facility, a revolving credit facility and securitized debt obligations. See Note 9 - Collateralized Borrowings and Note 10 - Securitized Debt Obligations.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$4,226,212	$3,167,913
Originations, acquisitions and additional fundings	372,859	1,833,320
Repayments	(486,422)	(769,816)
Transfers to loans held-for-sale	(210,452)	—
Net discount accretion (premium amortization)	13	27
Increase in net deferred origination fees	(3,642)	(20,622)
Amortization of net deferred origination fees	15,901	15,390
January 1, 2020 provision for credit losses upon adoption of ASU 2016-13	(16,692)	—
Provision for credit losses	(49,974)	—
Balance at end of period	$3,847,803	$4,226,212
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments, the Company continues to use a probability-weighted analytical model. The Company employed quarterly updated macroeconomic forecasts which reflect the impact of the COVID-19 pandemic on the overall U.S. economy and commercial real estate markets generally. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio. Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses has been materially and adversely impacted. Estimates made by management are necessarily subject to change due to the lack of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects. See Note 2 - Use of Estimates for further discussion of COVID-19. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining contractual loan term, property type and others. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. As of December 31, 2020, the Company determined that its recovery of loan principal associated with one hotel loan is collateral-dependent. Accordingly, this loan was assessed individually and the Company has elected to apply a practical expedient in accordance with ASU 2016-13, and an allowance for credit loss of $8.1 million was recorded on this loan using the discounted cash flow method of valuation to reduce the carrying value of the loan to the estimated fair value of the property less the cost to foreclose and sell the property. The estimate of the fair value of the hotel collateral was developed using a discounted cash flow model. This valuation required significant judgment, which included assumptions regarding estimates of property cash flow performance, capitalization rates, discount rates, occupancy rates and exit costs.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities on the Company’s consolidated balance sheets. As of December 31, 2020, the Company recognized $5.5 million in other liabilities related to the allowance for credit losses on unfunded commitments. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income on the Company’s consolidated statements of comprehensive (loss) income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the changes for the year ended December 31, 2020 in the allowance for credit losses on loans held-for-investment:

Year Ended December 31,
(in thousands)	2020
Balance at beginning of period upon adoption of ASU 2016-13	$16,692
Provision for credit losses	49,974
Writeoffs	—
Recoveries of amounts previously written off	—
Balance at end of period	$66,666
For the year ended December 31, 2020, the Company’s estimate of expected credit losses increased primarily due to the macroeconomic impact of the COVID-19 pandemic. There was no allowance for credit losses on loans held-for-investment for the year ended December 31, 2019.
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. As of December 31, 2020, the Company had one loan with an unpaid principal balance of $22.3 million and a carrying value of $17.8 million that was placed on nonaccrual status. The Company wrote off $0.8 million of accrued interest related to this loan. The reversal of accrued interest income is recorded in interest income on the statements of comprehensive (loss) income. No loans were placed on nonaccrual status as of December 31, 2019.
The Company’s primary credit quality indicators are its risk ratings. The Company evaluates the credit quality of each loan at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, loan structure and exit plan, LTV, project sponsorship and other factors deemed necessary. Risk ratings are defined as follows:
1 –Lower Risk
2 –Average Risk
3 –Acceptable Risk
4 –Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of probability of principal loss.
5 –Loss Likely: A loan that has a significantly increased probability of principal loss.
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of December 31, 2020 and December 31, 2019:

(dollars in thousands)	December 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$183,369	$182,730	9	$293,191	$292,270
2	50	1,863,590	1,847,332	100	3,661,077	3,632,528
3	29	1,055,782	1,026,662	9	243,127	241,901
4	17	762,636	732,310	2	59,750	59,513
5	1	67,057	58,769	—	—	—
Total	103	$3,932,434	$3,847,803	120	$4,257,145	$4,226,212

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
As of December 31, 2020, the Company reclassified one loan from a risk rating of “4” to a risk rating of “5” due to new information relating to the borrower’s financial condition and collateral property’s operating performance, which has been adversely affected by market conditions driven by the COVID-19 pandemic and the related significant decline in business travel. The Company determined that the recovery of its loan principal is collateral-dependent. Accordingly, this loan was assessed individually and the Company has elected to apply a practical expedient in accordance with ASU 2016-13, and an allowance for credit loss of $8.1 million was recorded on this loan using the discounted cash flow method of valuation to reduce the carrying value of the loan to the estimated fair value of the property less the estimated cost to foreclose and sell the property. The loan had been previously modified and, during the year ended December 31, 2020, the Company negotiated with the borrower a new short-term extension of the prior modification, which was accounted for as a troubled debt restructuring, or TDR, under GAAP. The Company is evaluating a variety of the potential options with respect to the resolution of this loan, which, among other things, may include a sale or negotiated deed-in-lieu of foreclosure. The estimate of the fair value of the hotel collateral was developed using a discounted cash flow model and Level 3 inputs, which include estimates of: (i) property cash flows over a specific holding period, (ii) forecasted submarket hotel RevPAR rates and subject RevPAR penetration, (iii) operating expenses, (iv) property and income taxes, (v) the borrower’s exit plan, (vi) capitalization and discount rates, and (vii) overall market conditions. These inputs were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date.
As of December 31, 2019, prior to the adoption of ASU 2016-13, the Company had not identified any impaired loans and it had not recorded any allowances for losses and it was not deemed probable that the Company would not have been able to collect all amounts due pursuant to the contractual terms of the loans.
The following table presents the carrying value of loans held-for-investment as of December 31, 2020 by risk rating and year of origination:

	December 31, 2020
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1 (Low Risk)	$—	$18,291	$75,190	$55,706	$33,543	$—	$182,730
2 (Average Risk)	75,707	1,014,194	472,491	194,625	35,999	54,316	1,847,332
3 (Acceptable Risk)	12,377	395,160	304,104	247,120	67,901	—	1,026,662
4 (Higher Risk)	42,163	110,202	242,200	194,317	—	143,428	732,310
5 (Loss Likely)	—	58,769	—	—	—	—	58,769
Total	$130,247	$1,596,616	$1,093,985	$691,768	$137,443	$197,744	$3,847,803
During the year ended December 31, 2020, the Company placed a $22.3 million first mortgage loan collateralized by a mixed-use (retail and office) property located in the Northeast on nonaccrual status due to the adverse impact of the COVID-19 pandemic. As a result, the Company wrote-off accrued interest due on this loan in the amount of $0.8 million. As of December 31, 2020, the carrying value of the loan on nonaccrual status was $17.8 million. The loan had a risk rating of “4” at December 31, 2020.
On November 9, 2020, a $40.0 million first mortgage loan collateralized by a student housing property located in the Midwest reached its initial maturity without satisfaction of extension conditions. The loan was current with respect to payment of interest prior to its initial maturity date. The Company is in active discussions with the borrower regarding a modification, which may include waiving certain extension conditions and full deferral of interest for the duration of the extension period. The loan had a risk rating of “4” at December 31, 2020. As of December 31, 2019, the Company had not entered into any loan modifications which were classified as TDRs and the Company did not have any loans in maturity default.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 5. Available-for-Sale Securities
The following table presents the components of the carrying value of AFS securities as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Face value	$—	$12,798
Unamortized premium (discount)	—	—
Allowance for credit losses	—	—
Gross unrealized gains	—	32
Gross unrealized losses	—	—
Carrying value	$—	$12,830
At December 31, 2019, the Company’s AFS securities were in an unrealized gain position and the Company pledged AFS securities with a carrying value of $12.8 million as collateral for repurchase agreements. See Note 9 - Collateralized Borrowings. As of December 31, 2020, the Company’s AFS securities were paid off in full.
Note 6. Held-to-Maturity Securities
The following table presents the components of the carrying value of HTM securities as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Face value	$—	$18,076
Unamortized premium (discount)	—	—
Allowance for credit losses	—	—
Carrying value	$—	$18,076
As of December 31, 2020, the Company’s HTM securities were paid off in full. At December 31, 2019, the Company pledged HTM securities with a carrying value of $18.1 million as collateral for repurchase agreements. See Note 9 - Collateralized Borrowings.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support investment activities. As of both December 31, 2020 and December 31, 2019, the Company had $5.0 million as collateral for repurchase agreements and by counterparties to support investment activities. In addition, as of December 31, 2020 and December 31, 2019, the Company held $62.8 million and $76.1 million, respectively, in restricted cash representing proceeds from principal paydowns of loans held in the CLOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$261,419	$80,281
Restricted cash	67,774	79,483
Total cash, cash equivalents and restricted cash	$329,193	$159,764

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
Available-for-sale securities. The Company has held AFS securities and those securities were carried at fair value on the consolidated balance sheets and were comprised of CMBS. In determining the fair value of the Company’s CMBS AFS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate credit and cash flow factors including, but not limited to, required market yields for comparable investments, coupons, expected life of the security, property type, LTV and debt yield. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses).
Recurring Fair Value
As of December 31, 2020, the Company held no assets or liabilities measured at fair value on a recurring basis. The following table displays the Company’s assets measured at fair value on a recurring basis as of December 31, 2019.

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,830	$—	$12,830
Total assets	$—	$12,830	$—	$12,830

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2020. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior secured term facility at its carrying value as of December 31, 2020. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,847,803	$3,867,286	$4,226,212	$4,261,612
Available-for-sale securities	$—	$—	$12,830	$12,830
Held-to-maturity securities	$—	$—	$18,076	$18,076
Cash and cash equivalents	$261,419	$261,419	$80,281	$80,281
Restricted cash	$67,774	$67,774	$79,483	$79,483
Liabilities
Repurchase agreements	$1,708,875	$1,708,875	$1,924,021	$1,924,021
Securitized debt obligations	$927,128	$916,701	$1,041,044	$1,050,912
Asset-specific financings	$123,091	$123,091	$116,465	$116,465
Revolving credit facilities	$—	$—	$42,008	$42,008
Convertible senior notes	$271,250	$257,411	$269,634	$283,332
Senior secured term loan facilities	$206,448	$206,448	$—	$—
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
The following tables summarize details of the Company’s collateralized borrowings outstanding as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$435,719	$164,281	$600,000	$657,066	2.3%
Goldman Sachs Bank USA	May 2, 2021	395,990	104,010	500,000	593,625	2.5%
JPMorgan Chase Bank	June 28, 2022	361,797	88,203	450,000	536,758	2.5%
Citibank	January 9, 2023	386,049	13,951	400,000	504,236	1.8%
Wells Fargo Bank (2)	June 28, 2021	129,320	145,680	275,000	185,282	2.1%
Total/Weighted Average		$1,708,875	$516,125	$2,225,000	$2,476,967
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$123,091	$26,909	$150,000	$152,929	2.5%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	December 31, 2019
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase agreements:
Morgan Stanley Bank	June 28, 2021	$556,887	$43,113	$600,000	$740,791	3.9%
Goldman Sachs Bank USA	May 2, 2020	405,057	94,943	500,000	541,640	3.8%
JPMorgan Chase Bank	June 28, 2022	408,819	41,181	450,000	553,020	3.7%
Citibank	July 15, 2022	339,888	60,112	400,000	432,867	3.4%
Wells Fargo Bank (2)	June 28, 2021	194,113	80,887	275,000	286,672	3.5%
JPMorgan Chase Bank	February 10, 2020	19,257	NA	NA	30,906	4.1%
Total/Weighted Average		$1,924,021	$320,236	$2,225,000	$2,585,896
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$116,465	$33,535	$150,000	$144,322	3.5%
Revolving credit facilities:
Citibank	July 26, 2021	$42,008	$32,992	$75,000	$80,473	4.0%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of December 31, 2020, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.

At December 31, 2020, the Company’s collateralized borrowings outstanding had had contractual maturities as follows:

	December 31, 2020
(dollars in thousands)	Repurchase Agreements	Asset-Specific Financings	Total Amount Outstanding
2021	$961,030	$82,768	$1,043,798
2022	361,797	40,323	402,120
2023	386,048	—	386,048
2024	—	—	—
Thereafter	—	—	—
Total	$1,708,875	$123,091	$1,831,966

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2020 and December 31, 2019:

	December 31, 2020				December 31, 2019
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$435,719	$230,815	25%	0.49	$556,887	$185,022	18%	1.49
JPMorgan Chase Bank	361,797	187,282	20%	1.50	428,076	156,764	15%	2.39
Goldman Sachs Bank USA	395,990	203,297	22%	0.33	405,057	137,326	13%	0.34
Citibank	386,049	124,913	13%	2.02	339,888	93,553	9%	2.54
Wells Fargo Bank	129,320	57,483	6%	0.49	194,113	93,004	9%	1.49
Total	$1,708,875	$803,790			$1,924,021	$665,669
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
Note 10. Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CLOs, which are consolidated on the Company’s consolidated financial statements. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the CLOs. The securitized debt obligations issued by the CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. As of December 31, 2020 and December 31, 2019, the outstanding amount due on securitized debt obligations was $927.1 million and $1.0 billion, net of deferred issuance costs, respectively, with a weighted average interest rate of 1.84% and 3.32%, respectively. As of December 31, 2020, the securitized debt obligations had weighted average estimated remaining maturities of 0.7 years based on the maturities of the underlying collateral.
Note 11. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2020, the notes had a conversion rate of 50.7073 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2020, the notes had a conversion rate of 48.8496 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of December 31, 2020 and December 31, 2019 was $271.3 million and $269.6 million, respectively, net of deferred issuance costs.

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
On September 28, 2020, the Company borrowed $225.0 million under the initial term loan facility. The remaining $75.0 million of commitments under the term loan facilities are available to the Company on a delayed draw basis during the sixth-month period ending March 25, 2021, which period may be extended for an additional six months upon payment of an extension fee. A portion of the warrants exercisable for 1,516,455 shares of common stock are subject to (i) vesting on a pro rata basis as draws occur under the delayed draw term loan facility or (ii) forfeiture on a pro rata basis to the extent of commitments under the delayed draw term loan facility that are ultimately terminated or undrawn. The net proceeds from the initial term loan facility were approximately $210.2 million after deducting discounts and expenses, which were capitalized as debt issuance costs. Interest on the outstanding loans under the term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The term loan facilities will mature on September 25, 2025.
The warrants issued in conjunction with entering into the term loan credit agreement are exercisable at the holder’s option at any time and from time to time on or after September 25, 2021, in whole or in part at an initial exercise price of $6.47 per share of common stock, subject to certain antidilution adjustments. The warrants will expire on September 25, 2026.
The Company recorded the value of the term loan facilities and the warrants on a relative fair value basis. The estimated fair value of the warrants at the date of issuance was approximately $4.5 million and was recognized as a discount to the term loan facilities. See Note 15 - Stockholders’ Equity and Note 19 - Earnings Per Share for further details. The consolidated carrying value of the senior secured term loan facilities as of December 31, 2020 was $206.4 million, net of deferred issuance costs.
The table below summarizes the net carrying amount of the term loan facilities:

	December 31,	December 31,
(in thousands)	2020	2019
Principal outstanding	$225,000	$—
Less: Unamortized debt discount and issuance costs	18,552	—
Net carrying value	$206,448	$—
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
The Company was in compliance with all financial covenants as of December 31, 2020.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 13. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2020:
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual is required as of December 31, 2020.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of December 31, 2020 and December 31, 2019, the Company had unfunded loan commitments of $503.7 million and $748.9 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans, which have a weighted average future funding period of approximately three years. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies and the U.S. commercial real estate market, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
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
During each of the years ended December 31, 2020, 2019 and 2018, the Company declared dividends to the preferred stockholder of $100,000.
Note 15. Stockholders’ Equity
Common Stock
On February 5, 2019, the Company closed an underwritten public offering of 6,850,000 shares of its common stock. The Company received total proceeds from the offering of approximately $130.2 million. In addition, the Company granted the underwriters a thirty-day option to purchase up to an additional 1,027,500 shares of its common stock, which was exercised in full on March 6, 2019 resulting in proceeds of $19.5 million. In connection with this offering, the Former Manager agreed to pay approximately $1.6 million of the underwriting fees and discounts.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
As of December 31, 2020, the Company had 55,205,082 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding from December 31, 2017 through December 31, 2020:

Number of common shares
Common shares outstanding, December 31, 2017	43,235,103
Issuance of common stock	164,940
Issuance of restricted stock (1)	221,131
Common shares outstanding, December 31, 2018	43,621,174

Common shares outstanding, December 31, 2018	43,621,174
Issuance of common stock	10,954,924
Issuance of restricted stock (1)	277,107
Common shares outstanding, December 31, 2019	54,853,205

Common shares outstanding, December 31, 2019	54,853,205
Issuance of common stock	—
Issuance of restricted stock (1)	351,877
Common shares outstanding, December 31, 2020	55,205,082
____________________
(1)Represents shares of restricted stock granted under the Company’s 2017 Equity Incentive Plan, net of forfeitures. See Note 16 - Equity Incentive Plan for additional information.
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2018 through December 31, 2020:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
December 18, 2019	December 31, 2019	January 17, 2020	$0.42
September 18, 2019	October 3, 2019	October 18, 2019	$0.42
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
Share Repurchase Program
The Company’s Share Repurchase Program allows for the repurchase of up to an aggregate of 2,000,000 shares of the Company’s common stock and has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The Company has not repurchased any of its common stock since the program was authorized.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of December 31, 2020, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million, of which 3,077,424 shares were sold for net proceeds of $58.1 million during the year ended December 31, 2019. Additionally, the Company received a base management fee reimbursement from the Former Manager of $0.1 million for stock sold under the equity distribution agreement during the year ended December 31, 2019. No shares were sold during the year ended December 31, 2020.
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
Note 16. Equity Incentive Plan
The Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel. The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Plan provides for grants of restricted common stock, phantom shares, or RSUs, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,242,306 shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the effective date of the Plan. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
For the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expenses of $5.3 million, $4.8 million and $3.5 million, respectively, related to restricted common stock. The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs for the years ended December 31, 2020, 2019 and 2018:

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	Restricted Stock	RSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2017	150,000	—	$19.50
Granted	221,131	—	17.38
Vested	(49,997)	—	(19.50)
Forfeiture	—	—	—
Outstanding at December 31, 2018	321,134	—	$18.04
Granted	277,107	—	19.31
Vested	(136,870)	—	(18.20)
Forfeiture	—	—	—
Outstanding at December 31, 2019	461,371	—	18.75
Granted	367,489	403,903	12.81
Vested	(243,713)	—	(18.74)
Forfeiture	(15,612)	—	(18.68)
Outstanding at December 31, 2020	569,535	403,903	14.93

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2020:

Vesting Year	Restricted Stock	RSU	Total Awards
2021	304,873	35,035	339,908
2022	172,077	—	172,077
2023	92,585	—	92,585
2024	—	—	—
2025	—	368,868	368,868
Total	569,535	403,903	973,438
At December 31, 2020, the Company had unrecognized compensation expense of approximately $9.6 million and $4.0 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above. These costs are expected to be recognized over a weighted average period of 1.7 years and 4.7 years, respectively.
Note 17. Restructuring Charges
In connection with the Internalization, the Company made a one-time cash payment of $44.5 million to the Former Manager. See Note 1 – Organization and Operations for additional discussion of the Company’s Internalization. The one-time payment to the Former Manager and other associated costs are recorded as restructuring charges within the statements of comprehensive (loss) income for the year ended December 31, 2020. There were no restructuring charges recorded for the year ended December 31, 2019 and 2018.
Note 18. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. For the year ended December 31, 2020, the Company did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and, consequently, the Company accrued an excise tax of $0.6 million. While the Company currently intends to distribute 100% of its REIT taxable income for the taxable year ending December 31, 2020, in part with dividends paid in 2021 and comply with all requirements to continue to qualify as a REIT, the Company will continue to evaluate its capital and liquidity needs in light of the significant uncertainties created by the COVID-19 pandemic, including the potential for a continued and prolonged adverse impact on economic and market conditions. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
The Company’s taxable income before dividend distributions differs from its pre-tax net income for GAAP purposes primarily due to differences in timing between GAAP and tax accounting related to restructuring charges, provision for credit losses and amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company assumes it will retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
	2020		2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$(8,368)	21%	$14,744	21%	$13,245	21%
State taxes, net of federal benefit, if applicable	—	—%	—	—%	1	—%
Permanent differences in taxable income from GAAP net income	(57)	—%	(150)	—%	(94)	—%
Dividends paid deduction	9,018	(23)%	(14,598)	(21)%	(13,154)	(21)%
Provision for (benefit from) income taxes/ Effective Tax Rate	$593	(2)%	$(4)	—%	$(2)	—%

The Company’s permanent differences in taxable income from GAAP net (loss) income attributable to common stockholders in the years ended December 31, 2020, 2019 and 2018 were primarily due to a recurring difference in compensation expense related to restricted stock dividends.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during, the periods presented in these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 19. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
(in thousands, except share data)	2020	2019	2018
Numerator:
Net (loss) income attributable to common stockholders - basic	$(40,539)	$70,114	$62,975
Interest expense attributable to convertible notes (1)	—	—	10,742
Net (loss) income attributable to common stockholders - diluted	$(40,539)	$70,114	$73,717
Denominator:
Weighted average common shares outstanding	54,580,046	52,615,977	43,123,222
Weighted average restricted stock shares	576,436	471,418	322,162
Basic weighted average shares outstanding	55,156,482	53,087,395	43,445,384
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	—	8,594,613
Diluted weighted average shares outstanding	55,156,482	53,087,395	52,039,997
(Loss) earnings per share
Basic	$(0.73)	$1.32	$1.45
Diluted	$(0.73)	$1.32	$1.42
____________________
(1)Includes a nondiscretionary adjustment for the assumed change in the base management fee calculation.
For the year ended December 31, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $18.1 million of interest expense, net of nondiscretionary adjustment for the assumed change in the base management fee calculation, and 13,717,782 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
For the year ended December 31, 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $18.0 million of interest expense, net of nondiscretionary adjustment for the assumed change in the base management fee calculation, and 13,670,796 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
In conjunction with entering into the term loan credit agreement and the warrants described in Note 12 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s consolidated statements of cash flows. For the year ended December 31, 2020, these adjustments totaled $0.1 million.
The computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming exercise of warrants issued in conjunction with entering into the term loan credit agreement. The number of incremental shares is calculated by applying the treasury stock method. For the year ended December 31, 2020, the additional 1.1 million shares attributable to the warrants were not included in the computation of diluted earnings per share as their impact would have been antidilutive.
Note 20. Related Party Transactions
Prior to the Internalization, the Company paid the Former Manager a base management fee equal to 1.5% of the Company’s equity, as defined in the Management Agreement, on an annualized basis. The Company incurred $15.8 million, $14.9 million and $12.5 million, respectively, as a base management fee to the Former Manager for the years ended December 31, 2020, 2019 and 2018. See further discussion of base management fee reimbursements for common stock sold under the Company’s equity distribution agreement in Note 15 - Stockholder’s Equity.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
In addition, incentive fees, if earned, were payable to the Former Manager, as defined in the Management Agreement. No incentive fees were incurred for the year ended December 31, 2020 or 2018. The Company incurred $0.2 million as an incentive fee to the Former Manager for the year ended December 31, 2019.
Prior to the Internalization, the Company reimbursed the Former Manager for certain direct and allocated costs incurred by the Former Manager on behalf of the Company. During the years ended December 31, 2020, 2019 and 2018, these direct and allocated costs totaled approximately $12.3 million, $11.7 million and $8.6 million, respectively.
In addition, during the year ended December 31, 2019, the Former Manager paid the underwriters an amount equal to $0.20 per share for each share issued in connection with the Company’s underwritten public offering of its common stock and the related option exercised by the underwriters to purchase additional shares of the Company’s common stock.
The Company recognized $5.3 million, $4.8 million and $3.5 million of compensation during the years ended December 31, 2020, 2019 and 2018, related to equity incentive awards issued to the Company’s personnel and the Company’s independent directors pursuant to the Plan. See Note 16 - Equity Incentive Plan for additional information.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.
Note 21. Subsequent Events
Events subsequent to December 31, 2020 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements other than as discussed below.
On February 4, 2021, the Company, through an indirect subsidiary, as issuer, entered into an indenture and credit agreement with Goldman Sachs Bank USA providing for a loan of $349.3 million to finance certain assets that were previously financed under the repurchase facility with Goldman Sachs Bank USA. The facility is non-amortizing and may be voluntarily repaid, in whole, on any payment date, subject to a prepayment premium if repaid prior to February 10, 2022. The facility’s term is matched to that of the underlying mortgage assets, not to exceed February 9, 2025. In addition, the facility is non-recourse, except with respect to customary carveouts for bad acts and does not contain mark-to-market provisions.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 22. Quarterly Financial Data - Unaudited

	2020 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$64,175	$60,944	$57,846	$54,748
Total interest expense	34,989	26,562	24,014	27,370
Net interest income	29,186	34,382	33,832	27,378
Total other (loss) income	(52,814)	(21,099)	(4,124)	8,531
Total expenses	13,569	15,021	54,378	12,150
(Benefit from) provision for income taxes	(6)	(5)	(4)	608
Dividends on preferred stock	25	25	25	25
Net (loss) income	$(37,216)	$(1,758)	$(24,691)	$23,126
Basic earnings per weighted average common share	$(0.68)	$(0.03)	$(0.45)	$0.42
Diluted earnings per weighted average common share	$(0.68)	$(0.03)	$(0.45)	$0.39
Basic weighted average number of shares of common stock	55,056,411	55,158,283	55,205,082	55,205,082
Diluted weighted average number of shares of common stock	55,056,411	55,158,283	55,205,082	70,009,741

	2019 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$58,145	$59,964	$63,444	$64,704
Total interest expense	32,008	32,337	36,362	36,275
Net interest income	26,137	27,627	27,082	28,429
Total other income	913	202	—	95
Total expenses	10,082	9,654	9,691	10,848
(Benefit from) provision for income taxes	(1)	(2)	(1)	—
Dividends on preferred stock	25	25	25	25
Net income	$16,944	$18,152	$17,367	$17,651
Basic earnings per weighted average common share	$0.35	$0.34	$0.32	$0.32
Diluted earnings per weighted average common share	$0.34	$0.33	$0.32	$0.32
Basic weighted average number of shares of common stock	48,601,431	53,953,634	54,853,205	54,853,205
Diluted weighted average number of shares of common stock	62,256,595	67,624,395	54,853,205	54,853,205

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2020
(dollars in thousands)

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Senior Loans (1)
Retail/West	L +	3.34%	7/2021	IO	$—	$111,553	$100,445	$—
Mixed-Use/Southwest	L +	4.15%	2/2021	IO	—	120,000	118,816	—
Office/West	L +	3.24%	11/2022	IO	—	90,249	88,814	—
Multifamily/Midwest	L +	2.75%	1/2023	IO	—	87,157	85,936	—
Office/Midwest	L +	2.80%	8/2022	IO	—	86,867	86,161	—
Office/Midwest	L +	3.69%	8/2022	IO	—	75,318	74,385	—
Hotel/Southwest	L +	3.45%	7/2022	IO	—	70,578	62,793	—
Mixed-Use/Northeast	L +	3.75%	1/2022	IO	—	65,487	65,122	—
Office/Southeast	L +	2.55%	11/2022	IO	—	66,717	65,725	—
Office/Northeast	L +	3.50%	5/2021	IO	—	82,886	82,546	—
Mixed-Use/Southwest	L +	2.69%	7/2022	IO	—	80,305	79,563	—
Multifamily/Northeast	L +	3.07%	10/2022	IO	—	73,163	72,667	—
Mixed-Use/Southeast	L +	3.36%	10/2022	IO	—	76,323	75,225	—
Office/Northeast	L +	4.07%	10/2021	IO	—	53,938	52,935	—
Hotel/Southwest	L +	4.45%	12/2021	IO	—	73,971	72,320	—
Office/Southeast	L +	3.75%	1/2021	IO	—	68,000	67,901	—
Office/Northeast	L +	2.80%	12/2022	IO	—	50,201	49,397	—
Hotel/Midwest	L +	3.85%	2/2022	IO	—	67,057	58,769	—
Hotel/Southeast	L +	3.78%	5/2021	IO	—	64,000	63,389	—
Office/West	L +	4.10%	12/2021	IO	—	65,306	64,940	—
Office/Southwest	L +	3.00%	10/2021	IO	—	60,200	59,866	—
Office/Southwest	L +	2.90%	12/2021	IO	—	52,459	52,168	—
Office/Southeast	L +	4.75%	2/2021	P&I	—	55,727	55,706	—
Office/Northeast	L +	3.73%	6/2021	IO	—	54,480	54,316	—
Office/Northeast	L +	3.30%	7/2022	IO	—	50,404	50,033	—
Industrial/Northeast	L +	3.61%	1/2023	IO	—	43,956	43,234	—
Hotel/West	L +	4.70%	5/2021	P&I	—	51,743	46,891	—
Multifamily/Midwest	L +	2.99%	12/2021	IO	—	51,000	50,728	—
Office/Midwest	L +	3.25%	10/2021	IO	—	28,562	28,435	—
Multifamily/Southwest	L +	3.60%	5/2021	IO	—	50,144	49,904	—
Multifamily/Midwest	L +	4.15%	11/2021	IO	—	48,964	48,670	—
Industrial/West	L +	4.50%	1/2021	IO	—	47,281	47,139	—
Mixed-Use/Northeast	L +	4.38%	1/2021	IO	—	39,857	39,404	—
Mixed-Use/Northeast	L +	4.07%	5/2021	IO	—	32,115	32,062	—
Office/Southeast	L +	2.84%	9/2022	IO	—	41,355	40,789	—
Office/Northeast	L +	2.93%	10/2021	IO	—	36,168	35,999	—
Hotel/West	L +	3.60%	7/2021	IO	—	46,000	45,465	—
Multifamily/Southwest	L +	2.93%	9/2021	IO	—	44,010	43,780	—
Mixed-Use/Northeast	L +	3.20%	5/2022	IO	—	41,229	40,781	—

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Office/West	L +	2.75%	10/2022	IO	—	32,440	32,053	—
Multifamily/Midwest (6)	L +	4.24%	11/2020	IO	—	40,000	38,570	—
Office/Northeast	L +	3.18%	6/2021	IO	—	34,462	34,366	—
Hotel/Northeast	L +	3.70%	7/2022	IO	—	35,500	34,977	—
Mixed-Use/West	L +	3.60%	12/2021	IO	—	28,132	27,948	—
Industrial/Northeast	L +	2.85%	11/2021	IO	—	30,196	29,938	—
Office/Southwest	L +	5.00%	5/2021	P&I	—	31,098	30,908	—
Hotel/Midwest	L +	4.07%	7/2021	IO	—	30,258	29,593	—
Multifamily/Midwest	L +	2.92%	1/2023	IO	—	28,917	28,433	—
Office/Southwest	L +	4.40%	5/2021	IO	—	29,795	29,524	—
Office/Northeast		5.11%	3/2026	P&I	—	33,800	33,542	—
Office/West	L +	3.15%	10/2022	IO	—	26,027	25,758	—
Multifamily/Southeast	L +	2.70%	11/2022	IO	—	29,778	29,417	—
Office/Northeast	L +	2.97%	4/2022	IO	—	27,536	27,349	—
Office/Northeast	L +	3.32%	8/2022	IO	—	17,469	17,319	—
Multifamily/Southwest	L +	2.80%	8/2022	IO	—	29,325	29,054	—
Multifamily/Midwest	L +	2.75%	12/2021	IO	—	31,120	30,904	—
Office/Southeast	L +	3.50%	5/2021	IO	—	28,941	28,676	—
Multifamily/Northeast	L +	4.10%	7/2021	IO	—	28,750	28,494	—
Multifamily/Southwest	L +	2.90%	8/2022	IO	—	26,710	26,415	—
Office/West	L +	3.40%	7/2021	IO	—	27,788	27,502	—
Office/West	L +	3.18%	11/2022	IO	—	18,500	18,261	—
Multifamily/Southwest	L +	2.97%	2/2022	IO	—	26,901	26,743	—
Hotel/Midwest	L +	3.90%	12/2021	IO	—	27,500	22,596	—
Hotel/West	L +	3.83%	8/2022	IO	—	24,000	23,851	—
Office/Northeast	L +	2.90%	2/2022	IO	—	24,274	24,073	—
Multifamily/Southeast	L +	3.15%	8/2022	IO	—	25,955	25,598	—
Hotel/Southwest	L +	5.13%	1/2021	IO	—	26,000	25,585	—
Office/Southeast	L +	2.95%	1/2022	IO	—	21,811	21,638	—
Industrial/Northeast	L +	3.50%	8/2021	IO	—	25,893	25,623	—
Mixed-Use/Northeast	L +	3.87%	10/2021	IO	—	22,267	17,835	22,267
Other/Northeast	L +	4.50%	6/2022	IO	—	25,500	24,937	—
Hotel/Midwest	L +	4.07%	4/2021	IO	—	25,133	24,613	—
Multifamily/Southwest	L +	2.66%	8/2021	IO	—	23,900	23,784	—
Office/Midwest	L +	3.00%	8/2022	IO	—	18,211	18,070	—
Hotel/Northeast	L +	4.90%	9/2021	P&I	—	23,385	22,995	—
Hotel/Northeast	L +	4.21%	10/2021	IO	—	23,490	23,193	—
Mixed-Use/Northeast	L +	4.77%	2/2021	IO	—	21,610	21,462	—
Office/West	L +	2.95%	8/2022	IO	—	20,000	19,813	—
Office/Southeast	L +	4.05%	3/2022	IO	—	23,000	22,954	—
Retail/Southeast	L +	4.21%	7/2021	IO	—	17,554	16,992	—
Multifamily/Midwest	L +	4.05%	5/2021	IO	—	22,235	22,177	—
Multifamily/Northeast	L +	4.44%	1/2022	IO	—	15,971	15,856	—
Office/Southwest	L +	3.24%	10/2021	IO	—	18,432	18,153	—
Multifamily/Midwest	L +	3.42%	1/2021	IO	—	19,665	19,654	—

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Multifamily/Midwest	L +	2.93%	4/2022	IO	—	20,573	20,342	—
Mixed-Use/Southeast	L +	2.90%	6/2022	IO	—	19,523	19,394	—
Other/Southeast		10.00%	1/2021	IO	—	16,125	15,840	—
Office/West	L +	3.20%	12/2021	IO	—	16,332	16,165	—
Multifamily/Southwest	L +	4.29%	4/2021	IO	—	18,700	18,647	—
Office/Northeast	L +	4.77%	2/2021	IO	—	16,907	16,805	—
Multifamily/Southeast	L +	2.97%	9/2022	IO	—	18,445	18,291	—
Multifamily/Southwest	L +	3.40%	2/2022	IO	—	18,285	18,121	—
Office/West	L +	3.75%	8/2021	IO	—	11,673	11,419	—
Multifamily/Southwest	L +	3.15%	12/2021	IO	—	16,214	16,088	—
Office/Northeast	L +	3.96%	7/2022	IO	—	11,446	11,325	—
Multifamily/Midwest	L +	3.75%	5/2022	IO	—	13,056	12,937	—
Multifamily/Midwest	L +	2.99%	9/2022	IO	—	11,781	11,704	—
Industrial/West	L +	3.25%	2/2023	IO	—	51,495	50,743	—
Hotel/Southeast	L +	3.30%	3/2023	IO	—	43,364	42,163	—
Office/West	L +	2.80%	3/2023	IO	—	25,222	24,963	—
Office/Southeast	L +	3.42%	3/2023	IO	—	12,733	12,376	—
Mezzanine Loans
Hotel/West		8.00%	2/2027	P&I	40,000	14,235	10,065	—
Hotel/Northeast		13.00%	11/2025	P&I	59,000	2,366	—	—
Total loans held-for-investment					$99,000	$3,932,434	$3,847,803	$22,267
____________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Based on contractual maturity date as of December 31, 2020. Certain commercial mortgage loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.
(3)Principal and interest, or P&I; Interest-only, or IO. Certain commercial mortgage loans labeled as P&I are non-amortizing until a specific date when they begin amortizing P&I, as stated in the loan agreements.
(4)Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens.
(5)As of December 31, 2020, the aggregate tax basis of the Company’s loans held-for-investment was $3.9 billion.
(6)Loans that have exceeded the contractual maturity date but are in active modification and extension discussions were excluded from this category.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 107 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.

Opinion on Internal Control over Financial Reporting
We have audited Granite Point Mortgage Trust Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Granite Point Mortgage Trust Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 5, 2021 expressed an unqualified opinion thereon.
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
March 5, 2021

Item 9B. Other Information
None.

PART III

Items 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE AND BOARD OF DIRECTORS,” and “Delinquent Section 16(a) Reports” (if applicable) in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2021.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to information to be set forth under the captions “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS—Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
Our 2017 Equity Incentive Plan, or the Plan, was adopted by our board of directors and approved by our stockholders on June 14, 2017 for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards.
The following table presents certain information about the Plan as of December 31, 2020:

	December 31, 2020
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	2,228,088
Equity compensation plans not approved by stockholders (1)	—	—	—
Total	—	$—	2,228,088
___________________
(1)For a detailed description of the Plan, see Note 16 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The information required by this item, other than the information required by Item 201(d) of Regulation S-K, is incorporated by reference to information to be set forth under the caption “STOCK OWNERSHIP” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information to be set forth under the captions “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE AND BOARD OF DIRECTORS—Director Independence” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2021.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to information to be set forth under the captions “Audit and Non-Audit Fees” and “Audit Services Pre-Approval Policy” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2021.

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
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 102 through 104 of this Annual Report on Form 10-K.
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

4.6	Form of Warrant, dated September 25, 2020 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).
4.7
Investor Rights Agreement, dated September 25, 2020, by and among Granite Point Mortgage Trust Inc., certain investment vehicles managed by Pacific Investment Management Company LLC and the other investors party thereto from time to time (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

4.8	Description of registrant’s securities (incorporated by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).
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

10.5*	Form of Restricted Stock Unit Agreement for Executive Officers (December 31, 2020 – 5 year vesting) (filed herewith).
10.6*	Form of Restricted Stock Unit Agreement for Executive Officers (Annual) (filed herewith).
10.7*	Form of Performance Stock Unit Agreement for Executive Officers (2021-2023) (filed herewith).
10.8*	Form of Performance Stock Unit Agreement for Executive Officers (Annual) (filed herewith).
10.9	Form of Restricted Stock Award Agreement for Directors (filed herewith).
10.10	Form of Restricted Stock Unit Agreement for Directors (filed herewith).

Exhibit Number	Exhibit Index
10.11*
Form of Amended and Restated Indemnification Agreement to be entered into by and between Granite Point Mortgage Trust Inc. and certain officers and directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).

10.12	Granite Point Mortgage Trust Inc. Director Compensation Policy effective as of January 1, 2021 (filed herewith).
10.13
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

10.14
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Morgan Stanley Bank, N.A., and TH Commercial MS II, LLC (now known as GP Commercial MS LLC) (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

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

10.16
Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 9, 2018, by and between TH Commercial MS II, LLC (now known as GP Commercial MS LLC), and Morgan Stanley Bank, N.A., and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.17
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

10.18
Seventh Amendment to Master Repurchase and Securities Contract Agreement and Second Amendment to Guaranty, dated as of September 25, 2020, among Morgan Stanley Bank, N.A., as buyer, Granite Point Mortgage Trust Inc., as guarantor, GP Commercial MS LLC, as seller (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.19
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC (now known as GP Commercial JPM LLC) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.20
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

10.22
Amendment No. 3 to Master Repurchase Agreement, dated as of August 23, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.23
Amendment No. 4 to Master Repurchase Agreement, dated as of December 13, 2019, by and between JPMorgan Chase Bank, National Association, and GP Commercial JPM LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.24
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

10.25
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

10.26
Master Repurchase and Securities Contract Agreement, dated as of May 2, 2017, between TH Commercial GS LLC (now known as GP Commercial GS LLC) and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

Exhibit Number	Exhibit Index
10.27
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

10.29
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 9, 2018, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.30
Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 16, 2019, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2019).

10.31
Fifth Amendment to Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of May 1, 2020, by and between GP Commercial GS LLC and Goldman Sachs Bank USA, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

10.32
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

10.33
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

10.35
Second Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of July 15, 2019, by and between Citibank, N.A., and GP Commercial CB LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2019).

10.36
Fourth Amendment to Master Repurchase Agreement and Second Amendment to Guaranty, dated as of September 25, 2020, among Citibank, N.A., as purchaser, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial CB LLC, as seller (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.37
Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of May 9, 2018, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.38
Amendment Number One to the Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of June 28, 2019, by and between Wells Fargo Bank, National Association, and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.39
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

10.40
Guaranty, dated June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.41
First Amendment to Guaranty, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.42
Amended and Restated Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.43
First Amendment to Amended and Restated Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

Exhibit Number	Exhibit Index
10.44
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.45
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.46
Guaranty, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.47
First Amendment to Guaranty, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.48
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.49
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.50
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

10.51
Indenture, dated as of May 9, 2018, by and among GPMT 2018-FL1, Ltd., GPMT 2018-FL1 LLC, GPMT Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.52
Preferred Share Paying Agency Agreement, dated as of May 9, 2018, by and among GPMT 2018-FL1, Ltd., Wells Fargo Bank, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.53
Collateral Interest Purchase Agreement, dated as of May 9, 2018, by and among GPMT Seller LLC, GPMT 2018-FL1, Ltd. and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.54
Servicing Agreement, dated as of May 9, 2018, by and among, GPMT 2018-FL1, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC, Trimont Real Estate Advisors, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.55
Indenture, dated as of February 28, 2019, by and among GPMT 2019-FL2, Ltd., GPMT 2019-FL2 LLC, GPMT Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.56
Preferred Share Paying Agency Agreement, dated as of February 28, 2019, among GPMT 2019-FL2, Ltd., Wells Fargo Bank, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.57
Collateral Interest Purchase Agreement, dated as of February 28, 2019, among GPMT Seller LLC, GPMT 2019-FL2, Ltd., and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.58
Collateral Management Agreement, dated as of February 28, 2019, between GPMT 2019-FL2, Ltd., and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.59
Servicing Agreement, dated as of February 28, 2019, by and among, GPMT 2019-FL2, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC and Trimont Real Estate Advisors, LLC (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.60*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and John A. (“Jack”) Taylor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.61*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Marcin Urbaszek (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

Exhibit Number	Exhibit Index
10.62*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Steven Plust (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.63*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Stephen Alpart (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.64*	Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Peter Morral (filed herewith).
10.65
Indenture and Credit Agreement, dated as of February 4, 2021, among GP Commercial GS Issuer LLC, as Issuer, Goldman Sachs Bank USA, as Class A Lender, and Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, note registrar, trustee, custodian, collateral agent and loan agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

10.66
Guaranty, dated as of February 4, 2021, by Granite Point Mortgage Trust Inc., as guarantor, for the benefit of Goldman Sachs Bank USA, as Class A Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

21.1	Subsidiaries of registrant. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
101	Financial statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2020 , formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
*    Management contract or compensatory plan, contract or arrangement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	March 5, 2021	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY
Each of the undersigned hereby appoints John A. Taylor and Marcin Urbaszek, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and is the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	March 5, 2021
John A. Taylor

/s/ Marcin Urbaszek	Chief Financial Officer (principal accounting and financial officer)	March 5, 2021
Marcin Urbaszek

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 5, 2021
Stephen G. Kasnet

/s/ Devin Chen	Director	March 5, 2021
Devin Chen

/s/ Tanuja M. Dehne	Director	March 5, 2021
Tanuja M. Dehne

/s/ Martin A. Kamarck	Director	March 5, 2021
Martin A. Kamarck

/s/ W. Reid Sanders	Director	March 5, 2021
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	March 5, 2021
Hope B. Woodhouse