Form 10-Q
period 2021-03-31
Granite Point Mortgage Trust Inc.
filed 2021-05-06
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 3, 2021, there were 55,107,657 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Loans held-for-investment	$3,859,269	$3,914,469
Allowance for credit losses	(59,433)	(66,666)
Loans held-for-investment, net	3,799,836	3,847,803
Cash and cash equivalents	255,411	261,419
Restricted cash	3,679	67,774
Accrued interest receivable	12,292	12,388
Other assets	28,439	30,264
Total Assets (1)	$4,099,657	$4,219,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$1,238,541	$1,708,875
Securitized debt obligations	925,384	927,128
Asset-specific financings	123,091	123,091
Term financing facility	346,861	—
Convertible senior notes	271,649	271,250
Senior secured term loan facilities	207,103	206,448
Dividends payable	14,033	25,049
Other liabilities	23,098	22,961
Total Liabilities (1)	3,149,760	3,284,802
Commitments and Contingencies (see Note 10)
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 55,107,657 and 55,136,885 shares issued and outstanding, respectively	551	552
Additional paid-in capital	1,059,267	1,058,298
Cumulative earnings	131,156	103,165
Cumulative distributions to stockholders	(242,202)	(228,169)
Total Granite Point Mortgage Trust, Inc. Stockholders’ Equity	948,772	933,846
Non-controlling interests	125	—
Total Equity	$948,897	$933,846
Total Liabilities and Stockholders’ Equity	$4,099,657	$4,219,648
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At March 31, 2021 and December 31, 2020, assets of the VIEs totaled $1,260,455 and $1,255,932, respectively, and liabilities of the VIEs totaled $926,871 and $928,220, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans held-for-investment	$54,039	$63,259
Available-for-sale securities	—	280
Held-to-maturity securities	—	310
Cash and cash equivalents	100	326
Total interest income	54,139	64,175
Interest expense:
Repurchase facilities	8,951	19,675
Securitized debt obligations	4,617	9,434
Convertible senior notes	4,518	4,516
Term financing facility	2,122	—
Asset-specific financings	877	1,122
Revolving credit facilities	—	242
Senior secured term loan facilities	5,280	—
Total interest expense	26,365	34,989
Net interest income	27,774	29,186
Other income (loss):
Benefit from (provision for) credit losses	9,119	(53,336)
Fee income	—	522
Total other income (loss)	9,119	(52,814)
Expenses:
Base management fees	—	3,907
Compensation and benefits	5,460	4,373
Servicing expenses	1,316	1,109
Other operating expenses	2,127	4,180
Total expenses	8,903	13,569
Income (loss) before income taxes	27,990	(37,197)
Benefit from income taxes	(1)	(6)
Net income (loss)	27,991	(37,191)
Dividends on preferred stock	25	25
Net income (loss) attributable to common stockholders	$27,966	$(37,216)
Basic earnings (loss) per weighted average common share	$0.51	$(0.68)
Diluted earnings (loss) per weighted average common share	$0.45	$(0.68)
Weighted average number of shares of common stock outstanding:
Basic	55,137,608	55,056,411
Diluted	71,834,396	55,056,411
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$27,966	$(37,216)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	—	(3,744)
Other comprehensive income (loss)	—	(3,744)
Comprehensive income (loss)	$27,966	$(40,960)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2019	54,853,205	549	1,048,484	32	162,076	(192,005)	1,019,136	—	1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	(18,472)	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	1,048,484	32	143,604	(192,005)	1,000,664	—	1,000,664
Net loss	—	—	—	—	(37,191)	—	(37,191)	—	(37,191)
Other comprehensive loss before reclassifications	—	—	—	(4,511)	—	—	(4,511)	—	(4,511)
Amounts reclassified from accumulated other comprehensive income	—	—	—	767	—	—	767	—	767
Net other comprehensive loss	—	—	—	(3,744)	—	—	(3,744)	—	(3,744)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	283,680	3	1,352	—	—	—	1,355	—	1,355
Balance, March 31, 2020	55,136,885	$552	$1,049,836	$(3,712)	$106,413	$(192,030)	$961,059	$—	$961,059

Balance, December 31, 2020	55,205,082	552	1,058,298	—	103,165	(228,169)	933,846	—	933,846
Net income	—	—	—	—	27,991	—	27,991	—	27,991
Restricted stock forfeiture	(97,425)	(1)	(918)	—	—	—	(919)	—	(919)
Common dividends declared, $0.25 per share	—	—	—	—	—	(14,008)	(14,008)	—	(14,008)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	—	—	1,887	—	—	—	1,887	—	1,887
Contributions from non-controlling interests	—	—	—	—	—	—	—	125	125
Balance, March 31, 2021	55,107,657	$551	$1,059,267	$—	$131,156	$(242,202)	$948,772	$125	$948,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$27,991	$(37,191)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(9,130)	(4,774)
Amortization of deferred debt issuance costs on repurchase facilities, asset-specific financings, convertible senior notes, securitized debt obligations, senior secured term loan facilities and term financing facilities	2,989	1,665
(Benefit from) provision for credit losses	(9,119)	53,336
Amortization of equity-based compensation	1,887	1,355
Net change in assets and liabilities:
Decrease in accrued interest receivable	96	108
Decrease (increase) in other assets	354	(54,735)
Increase in other liabilities	2,061	904
Net cash provided by (used in) operating activities	17,129	(39,332)
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(37,258)	(184,969)
Proceeds from repayment of loans held-for-investment	101,588	102,139
Principal payments on held-to-maturity securities	—	6,298
Net cash provided by (used in) investing activities	64,330	(76,532)
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	8,966	237,344
Principal payments on repurchase facilities	(479,300)	(89,266)
Principal payments on securitized debt obligations	(2,142)	(60,000)
Proceeds from asset-specific financings	—	2,597
Proceeds from revolving credit facilities	—	38,361
Repayment of revolving credit facilities	—	(42,008)
Proceeds from term financing facility	349,291	—
Term financing facility deferred debt issuance costs	(2,535)	—
Contributions from non-controlling interests	125	—
Tax withholding on restricted stock	(918)	—
Dividends paid on preferred stock	(25)	(25)
Dividends paid on common stock	(25,024)	(23,038)
Net cash (used in) provided by financing activities	(151,562)	63,965
Net decrease in cash, cash equivalents and restricted cash	(70,103)	(51,899)
Cash, cash equivalents and restricted cash at beginning of period	329,193	159,764
Cash, cash equivalents and restricted cash at end of period	$259,090	$107,865
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,926	$31,914
Cash paid for taxes	$610	$—
Noncash Activities:
Dividends declared but not paid at end of period	$14,033	$25
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc. is an internally-managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding options, including borrowing under our bank credit facilities or other asset-specific financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, entering into other term financing agreements, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and our view of the most appropriate funding option available for our investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”. We operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We operate our business as one segment. We were incorporated in Maryland on April 7, 2017 and commenced operations as a publicly traded company on June 28. 2017.
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
Through December 31, 2020, the Company was externally managed by Pine River Capital Management L.P., or the Former Manager, at which time the Company internalized its management function, or the Internalization.
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2021 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2021 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
market, local geographic sub-markets or other factors) will occur in the near term. As of March 31, 2021, the COVID-19 pandemic remains ongoing. During 2020, the pandemic created significant macroeconomic disruptions, increased rates of unemployment and has adversely impacted many industries, including those related to the real estate collateral underlying certain of our loans. So far in 2021, the global and U.S. economic activity has, moderately and to varying degrees, begun to return, as wider distribution of the COVID-19 vaccines has continued. As a result, macroeconomic forecasts have improved over the last few quarters, including expectations for unemployment rates and overall economic output. Nonetheless, the ongoing pandemic may continue to adversely impact macroeconomic recovery, particularly with respect to the continued distribution and acceptance of the vaccines and their effectiveness against new variants of the virus. Even though the overall market conditions have been improving, the fluid nature of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and real estate markets. Accordingly, given the ongoing nature of the outbreak, at this time the Company cannot reasonably estimate the magnitude of the long-term impact that COVID-19 may have on the Company’s business, financial performance and operating results. The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021. However, given the uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three months ended March 31, 2021.
Term Financing Facility
The Company finances certain of its loans held-for-investment through the use of a term financing facility. Borrowings under the term financing facility bear an interest rate of a specified margin over the one-month London Interbank Offered Rate, or LIBOR. The term financing facility financings are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Recently Issued and/or Adopted Accounting Standards
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,856,413	$2,034	$14,176	$3,872,623
Unamortized (discount) premium	(68)	—	—	(68)
Unamortized net deferred origination fees	(13,286)	—	—	(13,286)
Allowance for credit losses	(53,437)	(2,034)	(3,962)	(59,433)
Carrying value	$3,789,622	$—	$10,214	$3,799,836
Unfunded commitments	$453,534	$—	$—	$453,534
Number of loans	98	1	1	100
Weighted average coupon	5.1%	13.0%	8.0%	5.1%
Weighted average years to maturity (2)	0.9	4.6	5.8	0.9

	December 31, 2020
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,915,833	$2,366	$14,235	$3,932,434
Unamortized (discount) premium	(75)	—	—	(75)
Unamortized net deferred origination fees	(17,890)	—	—	(17,890)
Allowance for credit losses	(60,130)	(2,366)	(4,170)	(66,666)
Carrying value	$3,837,738	$—	$10,065	$3,847,803
Unfunded commitments	$503,726	$—	$—	$503,726
Number of loans	101	1	1	103
Weighted average coupon	5.1%	13.0%	8.0%	5.1%
Weighted average years to maturity (2)	1.1	4.9	6.1	1.1
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

(dollars in thousands)	March 31, 2021		December 31, 2020
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,743,557	45.9%	$1,720,705	44.7%
Multifamily	902,334	23.8%	910,557	23.7%
Hotel	658,821	17.3%	646,869	16.8%
Retail	330,833	8.7%	332,218	8.6%
Industrial	125,769	3.3%	196,677	5.1%
Other	38,522	1.0%	40,777	1.1%
Total	$3,799,836	100.0%	$3,847,803	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	March 31, 2021		December 31, 2020
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$1,009,667	26.6%	$1,028,584	26.8%
Southwest	813,610	21.4%	802,233	20.8%
West	640,788	16.9%	682,236	17.7%
Midwest	708,060	18.6%	712,675	18.5%
Southeast	627,711	16.5%	622,075	16.2%
Total	$3,799,836	100.0%	$3,847,803	100.0%
At March 31, 2021 and December 31, 2020, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.8 billion for both periods, as collateral under repurchase facilities, an asset-specific financing facility, a term financing facility and securitized debt obligations. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Collateralized Borrowings.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$3,847,803	$4,226,212
Originations, acquisitions and additional fundings	41,777	187,422
Repayments	(101,588)	(102,139)
Net discount accretion (premium amortization)	7	8
Increase in net deferred origination fees	(34)	(2,453)
Amortization of net deferred origination fees	4,638	4,766
Benefit from (provision for) credit losses	7,233	(62,565)
Balance at end of period	$3,799,836	$4,251,251
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments, the Company continues to use a probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect the ongoing impact of the COVID-19 pandemic on the overall U.S. economy and commercial real estate markets generally. Driven by the general progress around the development and distribution of the COVID-19 vaccines over the last few quarters, those macroeconomic forecasts have been improving, including expectations for unemployment rates and overall economic output. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, loan to value ratio, or LTV, remaining contractual loan term, property type and others. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. As of March 31, 2021, the Company has maintained its determination that the recovery of loan principal associated with one hotel senior loan, with an unpaid principal balance of $67.3 million, is collateral-dependent, as further discussed below.
As of March 31, 2021, the Company recognized an allowance for credit losses related to its loans held-for-investment of $59.4 million, which reflected a benefit from provision for credit losses of $7.2 million. The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2021, the Company recognized $3.6 million in other liabilities related to the allowance for credit losses on unfunded commitments. During the three months ended March 31, 2021, the Company recognized a benefit from provision for credit losses of $1.9 million on unfunded commitments. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income on the Company’s condensed consolidated statements of comprehensive income (loss).

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the changes for the three months ended March 31, 2021 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$66,666	$16,692
(Benefit from) provision for credit losses	(7,233)	45,873
Writeoffs	—	—
Recoveries of amounts previously written off	—	—
Balance at end of period	$59,433	$62,565
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. As of March 31, 2021, the Company had one senior loan with an unpaid principal balance of $22.3 million and a carrying value of $19.3 million that was held on nonaccrual status. The Company wrote off $0.8 million of accrued interest related to this loan during the three months ended December 31, 2020. Any reversal of accrued interest income is recorded in interest income on the Company’s condensed consolidated statements of comprehensive income (loss). No other loans were considered past due as of March 31, 2021.
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$183,564	$183,110	6	$183,369	$182,730
2	50	1,884,413	1,866,732	50	1,863,590	1,847,332
3	27	993,656	979,628	29	1,055,782	1,026,662
4	16	743,735	711,452	17	762,636	732,310
5	1	67,255	58,914	1	67,057	58,769
Total	100	$3,872,623	$3,799,836	103	$3,932,434	$3,847,803

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As of March 31, 2021, the Company held one senior loan with an unpaid principal balance of $67.3 million with a risk rating of “5.” The Company determined that the recovery of its loan principal is collateral-dependent. Accordingly, this loan was assessed individually and the Company has elected to apply a practical expedient in accordance with ASU 2016-13, and an allowance for credit loss of $8.3 million is recorded on this loan using the discounted cash flow method of valuation to reduce the carrying value of the loan to the estimated fair value of the property less the estimated cost to foreclose and sell the property. The loan had been previously modified and, during the three months ended December 31, 2020, the Company negotiated with the borrower a new short-term extension of the prior modification, which was accounted for as a troubled debt restructuring under GAAP. The Company is evaluating a variety of potential options with respect to the resolution of this loan, which, among other things, may include a sale or negotiated deed-in-lieu of foreclosure. The estimate of the fair value of the hotel collateral was developed using a discounted cash flow model and Level 3 inputs, which required significant judgment and included estimates of: (i) property cash flows over a specific holding period, (ii) forecasted submarket hotel revenue per available room, or RevPAR, rates and subject RevPAR penetration, (iii) operating expenses, (iv) property and income taxes, (v) the borrower’s exit plan and related costs, (vi) capitalization and discount rates, and (vii) overall market conditions. These inputs were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date.
The following table presents the carrying value of loans held-for-investment as of March 31, 2021 and 2020 by risk rating and year of origination:

	March 31, 2021
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1 (Low Risk)	$—	$18,322	$75,639	$55,552	$33,597	$—	$183,110
2 (Average Risk)	77,609	1,110,218	439,391	148,010	37,069	54,435	1,866,732
3 (Acceptable Risk)	12,961	315,427	333,761	249,408	68,071	—	979,628
4 (Higher Risk)	42,478	110,949	215,920	197,681	—	144,424	711,452
5 (Loss Likely)	—	58,914	—	—	—	—	58,914
Total	$133,048	$1,613,830	$1,064,711	$650,651	$138,737	$198,859	$3,799,836

	March 31, 2020
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1 (Low Risk)	$—	$—	$49,269	$21,290	$33,330	$—	$103,889
2 (Average Risk)	122,649	1,513,409	892,526	584,385	186,142	109,813	3,408,924
3 (Acceptable Risk)	—	84,461	233,342	189,622	—	126,554	633,979
4 (High Risk)	—	—	38,793	65,666	—	—	104,459
5 (Loss Likely)	—	—	—	—	—	—	—
Total	$122,649	$1,597,870	$1,213,930	$860,963	$219,472	$236,367	$4,251,251
Note 4. Variable Interest Entities and Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CRE CLOs, which are considered VIEs for financial reporting purposes, and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the power to direct the activities of the CRE CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, therefore, the Company consolidates the CRE CLOs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Loans held-for-investment	$1,261,943	$1,200,479
Allowance for credit losses	(10,437)	(15,914)
Loans held-for-investment, net	1,251,506	1,184,565
Restricted cash	—	62,804
Other assets	8,949	8,563
Total Assets	$1,260,455	$1,255,932
Securitized debt obligations	$925,384	$927,128
Other liabilities	1,487	1,092
Total Liabilities	$926,871	$928,220
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the outstanding amount due on securitized debt obligations was $925.4 million and $927.1 million, net of deferred issuance costs, respectively, with a weighted average interest rate of 1.80% and 1.84%, respectively. As of March 31, 2021, the securitized debt obligations had weighted average estimated remaining maturities of 0.6 years based on the maturities of the underlying collateral.
Note 5. Collateralized Borrowings
To finance its loans held-for-investment, the Company has entered into a variety of financing arrangements, including repurchase facilities, an asset-specific financing facility and a term financing facility. The Company’s repurchase facilities are collateralized by loans held-for-investment and certain cash balances. Although the transactions under repurchase facilities represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase facilities, capital market events, would require the Company to fund margin calls. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The Company’s asset-specific financing facility is collateralized by loans held-for-investment. The facility is term-matched to the underlying mortgage assets and does not contain mark-to-market provisions.
During the three months ended March 31, 2021, the Company, through an indirect subsidiary, as issuer, entered into an indenture and credit agreement with Goldman Sachs Bank USA providing for a term financing facility of $349.3 million to fund certain loans that were previously financed under the repurchase facility with Goldman Sachs Bank USA. The facility is non-amortizing and may be voluntarily repaid, in whole, on any payment date, subject to a prepayment premium, if repaid prior to February 10, 2022. The facility’s term is matched to that of the underlying commercial mortgage loans, not to exceed February 9, 2025. In addition, the facility is non-recourse, except with respect to customary carveouts for bad acts and does not contain mark-to-market provisions.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s collateralized borrowings outstanding as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	$383,971	$216,029	$600,000	$578,476	2.2%
Goldman Sachs Bank USA	May 2, 2021	—	500,000	500,000	1,228	—%
JPMorgan Chase Bank	June 28, 2022	339,260	110,740	450,000	517,208	2.3%
Citibank	January 9, 2023	386,049	113,951	500,000	511,731	1.8%
Wells Fargo Bank (2)	June 28, 2021	129,261	145,739	275,000	187,107	2.1%
Total/Weighted Average		$1,238,541	$1,086,459	$2,325,000	$1,795,750
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$123,091	$26,909	$150,000	$155,150	2.5%
Term financing facility:
Goldman Sachs Bank USA (3)	February 14, 2025	$346,861	$—	$346,861	$550,219	3.7%

	December 31, 2020
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	$435,719	$164,281	$600,000	$657,066	2.3%
Goldman Sachs Bank USA	May 2, 2021	395,990	104,010	500,000	593,625	2.5%
JPMorgan Chase Bank	June 28, 2022	361,797	88,203	450,000	536,758	2.5%
Citibank	January 9, 2023	386,049	113,951	500,000	504,236	1.8%
Wells Fargo Bank (2)	June 28, 2021	129,320	145,680	275,000	185,282	2.1%
Total/Weighted Average		$1,708,875	$616,125	$2,325,000	$2,476,967
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	$123,091	$26,909	$150,000	$152,929	2.5%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of March 31, 2021, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(3)Amount outstanding includes unamortized debt issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At March 31, 2021, the Company’s collateralized borrowings outstanding had contractual maturities as follows:

	March 31, 2021
(dollars in thousands)	Repurchase Facilities	Asset-Specific Financings	Term Financing Facility	Total Amount Outstanding
2021	$513,233	$82,768	$—	$596,001
2022	339,260	40,323	—	379,583
2023	386,048	—	—	386,048
2024	—	—	—	—
2025	—	—	346,861	346,861
Thereafter	—	—	—	—
Total	$1,238,541	$123,091	$346,861	$1,708,493
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$383,971	$197,872	21%	0.24	$435,719	$230,815	25%	0.49
JPMorgan Chase Bank	339,260	189,846	20%	1.24	361,797	187,282	20%	1.50
Goldman Sachs Bank USA	—	1,248	—%	0.09	395,990	203,297	22%	0.33
Citibank	386,049	132,019	14%	1.78	386,049	124,913	13%	2.02
Wells Fargo Bank	129,261	59,203	6%	0.24	129,320	57,483	6%	0.49
Total	$1,238,541	$580,188			$1,708,875	$803,790
____________________
(1)Represents the excess of the carrying amount or market value of the loans held-for-investment pledged as collateral for repurchase facilities, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
The Company does not anticipate any defaults by its financing counterparties, although there can be no assurance that one or more defaults will not occur.
Note 6. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2021, the notes had a conversion rate of 51.9943 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2021, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of March 31, 2021 and December 31, 2020 was $271.6 million and $271.3 million, respectively, net of deferred issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 7. Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock
On September 25, 2020, the Company, as a guarantor, and certain subsidiaries of the Company, as borrowers, entered into a five-year senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC providing for up to $300.0 million of new senior secured term loan facilities and warrants to purchase, in the aggregate, up to 6,065,820 shares of the Company’s common stock, $0.01 par value per share. The senior secured term loan credit agreement is guaranteed by the Company and certain of its subsidiaries and secured by certain of their unencumbered assets and pledges of certain equity interests held by the Company and its subsidiaries. The loans outstanding under the senior secured term loan facilities are non-amortizing and may be voluntarily repaid, in whole or in part, at any time subject to certain prepayment premiums if they are repaid prior to September 25, 2023.
On September 28, 2020, the Company borrowed $225.0 million under the initial senior secured term loan facility. The remaining $75.0 million of commitments under the senior secured term loan facilities are available to the Company on a delayed draw basis during the period ending September 25, 2021, which became effective on March 25, 2021, upon the Company exercising its option to extend the delayed draw period for six months and paying an extension fee of approximately $0.8 million. A portion of the warrants exercisable for 1,516,455 shares of common stock are subject to (i) vesting on a pro rata basis as draws occur under the delayed draw senior secured term loan facility or (ii) forfeiture on a pro rata basis to the extent of commitments under the delayed draw senior secured term loan facility that are ultimately terminated or undrawn. The net proceeds from the initial senior secured term loan facility were approximately $210.2 million after deducting discounts and expenses, which were capitalized as debt issuance costs. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025.
The warrants issued in conjunction with entering into the senior secured term loan credit agreement are exercisable at the holder’s option at any time, and from time to time, on or after September 25, 2021, in whole or in part at an initial exercise price of $6.47 per share of common stock, subject to certain antidilution adjustments. The warrants will expire on September 25, 2026. The Company may settle the exercise of the warrants in cash or by issuing net shares of common stock, at its option.
The Company recorded the value of the senior secured term loan facilities and the warrants on a relative fair value basis. The estimated fair value of the warrants at the date of issuance was approximately $4.5 million and was recognized as a discount to the senior secured term loan facilities. See Note 12 - Stockholders’ Equity and Note 16 - Earnings Per Share for further details. The consolidated carrying value of the senior secured term loan facilities as of March 31, 2021 was $207.1 million, net of deferred issuance costs and discount for the value of the warrants.
The table below summarizes the net carrying amount of the senior secured term loan facilities:

	March 31,	December 31,
(in thousands)	2021	2020
Principal outstanding	$225,000	$225,000
Less: Unamortized debt discount and issuance costs	(17,897)	(18,552)
Net carrying value	$207,103	$206,448
The senior secured term loan credit agreement contains various affirmative and negative covenants, which are applicable to the Company, the borrowers and their respective subsidiaries, including limitations (subject to exceptions) on their ability to: (i) incur indebtedness; (ii) incur liens on their assets; (iii) consummate certain fundamental changes; (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to their equity interests; (vi) make investments; (vii) enter into transactions with their affiliates; (viii) modify the terms of the Company’s existing convertible notes, any refinancings thereof or any subordinated or junior lien indebtedness, or prepay any such indebtedness; and (ix) enter into certain burdensome agreements.
The senior secured term loan credit agreement also contains financial covenants that are substantially similar to the financial covenants under the Company’s repurchase facilities and asset-specific financing facility. If the Company fails to meet or satisfy any of the covenants in accordance with the senior secured term loan credit agreement and is unable to obtain a waiver or other suitable relief from the lenders, the Company would be in default and the Company’s lenders could elect to declare outstanding amounts due and payable.
The Company was in compliance with all financial covenants as of March 31, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of March 31, 2021, the Company held $3.7 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $5.0 million as of December 31, 2020. In addition, as of December 31, 2020, the Company held $62.8 million, in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs. As of March 31, 2021, all restricted cash held in the CRE CLOs had been reinvested.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$255,411	$261,419
Restricted cash	3,679	67,774
Total cash, cash equivalents and restricted cash	$259,090	$329,193
Note 9. Fair Value
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
Recurring Fair Value
As of March 31, 2021 and December 31, 2020, the Company held no assets or liabilities measured at fair value on a recurring basis.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from the application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
•The carrying value of the underlying loans in the repurchase facilities, the asset-specific financing facility and the term financing facility that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase facilities, asset-specific financing facility and term financing facility have floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior secured term facilities at its carrying value as of March 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,799,836	$3,834,762	$3,847,803	$3,867,286
Cash and cash equivalents	$255,411	$255,411	$261,419	$261,419
Restricted cash	$3,679	$3,679	$67,774	$67,774
Liabilities
Repurchase facilities	$1,238,541	$1,238,541	$1,708,875	$1,708,875
Securitized debt obligations	$925,384	$921,709	$927,128	$916,701
Asset-specific financings	$123,091	$123,091	$123,091	$123,091
Term financing facility	$346,861	$346,861	$—	$—
Convertible senior notes	$271,649	$265,271	$271,250	$257,411
Senior secured term loan facilities	$207,103	$207,103	$206,448	$206,448
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2021:
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of March 31, 2021.
Unfunded commitments on loans held-for-investment. Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of March 31, 2021 and December 31, 2020, the Company had unfunded loan commitments of $453.5 million and $503.7 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans, which have a weighted average future funding period of approximately three years. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies and the U.S. commercial real estate market, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
As of March 31, 2021, the Company recognized $3.6 million in other liabilities related to the allowance for credit losses on unfunded commitments. During the three months ended March 31, 2021, the Company recognized a benefit from provision for credit losses of $1.9 million on unfunded commitments. Changes in the provision for credit losses for unfunded commitments are recognized through net income on the Company’s condensed consolidated statements of comprehensive income (loss).

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 11. Preferred Stock
The Company’s preferred stock ranks senior to the rights of holders of the Company’s common stock, but junior to all other classes or series of preferred stock that may be issued. The holders of the preferred stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the preferred stock. Such dividends accrue on a daily basis and are cumulative from and including the initial issue date of the preferred stock.
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
During each of the three months ended March 31, 2021 and 2020, the Company declared dividends to the preferred stockholder of $25,000.
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of Series A preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third party investors for proceeds of $0.1 million. The 500 preferred shares of Series A preferred stock retained by the Company are eliminated in the Company’s consolidated statements of changes in equity and the 125 shares sold to third party investors are shown in the Company’s consolidated statements of changes in equity as non-controlling interests.
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock from December 31, 2019 through March 31, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
Share Repurchases
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
The Company has also authorized the repurchase of shares of restricted common stock granted to employees for tax withholding purposes. During the three months ended March 31, 2021, the Company repurchased from employees 97,425 shares of its common stock for an aggregate cost of $0.9 million.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of March 31, 2021, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three months ended March 31, 2021 and 2020.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Warrants to Purchase Common Stock
The warrants issued in conjunction with the senior secured term loan credit agreement have an initial exercise price of $6.47 per share of common stock. The exercise price of the warrants and shares of common stock issuable upon exercise of the warrants are subject to customary adjustments. The warrants are exercisable on a net settlement basis at any time, and from time to time, on or after September 25, 2021 until September 25, 2026. Payment of the exercise price will be made solely on a cashless basis by withholding shares issuable upon exercise. The Company may settle the exercise of the warrants in cash or by issuing shares of common stock, at its option. The warrants are classified as equity and were initially recorded at their estimated fair value of approximately $4.5 million with no subsequent remeasurement.
The Company retained third party valuation experts to assist with estimating the fair value of the warrants on the issuance date. Based on the warrants’ fair value relative to the fair value of the senior secured term loan facilities, approximately $4.5 million of the $225.0 million of gross proceeds was allocated to the warrants, creating a corresponding senior secured term loan facilities discount in the same amount. The Company elected the accreted redemption value method whereby this discount will be accreted over five years using the effective interest method, resulting in an increase in the carrying value of the senior secured term loan facilities.
Note 13. Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan, or the Plan, provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel. The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Plan provides for grants of restricted common stock, phantom shares, or restricted stock units, both non-performance based, or RSUs, and performance-based, or PSUs, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,242,306 shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the effective date of the Plan. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
Restricted Common Stock and RSUs
For the three months ended March 31, 2021 and 2020, the Company recognized non-cash compensation expenses of $1.9 million and $1.4 million, respectively, related to restricted common stock and RSUs, which contain dividend equivalent rights. The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs for the three months ended March 31, 2021 and 2020:

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	Restricted Stock	RSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2020	569,535	—	14.93
Granted	—	923,465	9.61
Vested	(137,728)	—	18.46
Forfeited	(97,425)	—	18.43
Outstanding at March 31, 2021	334,382	923,465	10.37

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2021:

Vesting Year	Restricted Stock	RSU	Total Awards
2021	69,720	35,035	104,755
2022	172,077	173,181	345,258
2023	92,585	173,187	265,772
2024	—	173,194	173,194
2025	—	368,868	368,868
Total	334,382	923,465	1,257,847
At March 31, 2021, the Company had unrecognized compensation expense of approximately $5.3 million and $9.1 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above. These costs are expected to be recognized over a weighted average period of 2.3 years and 3.7 years, respectively.
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. For the year ended December 31, 2020, the Company did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and, consequently, the Company accrued an excise tax of $0.6 million. While the Company currently intends to distribute 100% of its REIT taxable income for the taxable year ending December 31, 2021, in part with dividends paid in 2021 and comply with all requirements to continue to qualify as a REIT, the Company will continue to evaluate its capital and liquidity needs in light of the significant uncertainties created by the COVID-19 pandemic, including the potential for a continued and prolonged adverse impact on economic and market conditions. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during, the periods presented in these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands, except share data)	2021	2020
Numerator:
Net income (loss) attributable to common stockholders - basic	$27,966	$(37,216)
Interest expense attributable to convertible notes	4,501	—
Net income (loss) attributable to common stockholders - diluted	$32,467	$(37,216)
Denominator:
Weighted average common shares outstanding	54,730,951	54,499,000
Weighted average restricted stock shares	406,657	557,411
Basic weighted average shares outstanding	55,137,608	55,056,411
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	14,065,946	—
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	803,661	—
Effect of dilutive shares issued in an assumed exercise of warrants issued in conjunction with the senior secured term loan facilities	1,827,181	—
Diluted weighted average shares outstanding	71,834,396	55,056,411
Earnings (loss) per share
Basic	$0.51	$(0.68)
Diluted	$0.45	$(0.68)

For the three months ended March 31, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $4.5 million of interest expense and 13,670,796 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
In conjunction with entering into the senior secured term loan credit agreement and the warrants described in Note 12 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the senior secured term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s condensed consolidated statements of cash flows. For the three months ended March 31, 2021, these adjustments totaled $0.2 million. Additionally, the computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming the exercise of warrants issued in conjunction with entering into the senior secured term loan credit agreement. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended March 31, 2021, the additional 1.8 million shares attributable to the warrants were included in the computation of diluted earnings per share.
For the three months ended March 31, 2021, 803,661 weighted-average unvested RSUs were included in the dilutive earnings per share denominator. The Company did not have any RSUs outstanding as of March 31, 2020.
Note 16. Related Party Transactions
Prior to the Internalization, the Company paid the Former Manager a base management fee equal to 1.5% of the Company’s equity, as defined in the management agreement with the Former Manager, or the Former Management Agreement, on an annualized basis. The Company incurred $3.9 million as a base management fee to the Former Manager for the three months ended March 31, 2020. The Company did not incur a management fee for the three months ended March 31, 2021 because the Company was not managed by the Former Manager during the period as a result of the Internalization.
In addition, incentive fees, if earned, were payable to the Former Manager, as defined in the Former Management Agreement. No incentive fees were incurred for the three months ended March 31, 2021 and 2020.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Prior to the Internalization, the Company reimbursed the Former Manager for certain direct and allocated costs incurred by the Former Manager on behalf of the Company. During the three months ended March 31, 2020, these direct and allocated costs totaled approximately $7.8 million. No direct and allocated costs were incurred by the Former Manager on behalf of the Company during the three months ended March 31, 2021 because the Company was not managed by the Former Manager during the period as a result of the Internalization.
Note 17. Subsequent Events
Events subsequent to March 31, 2021 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than discussed below.
On May 5, 2021, the Company priced GPMT 2021-FL3, a $824 million CRE CLO with an initial advance rate of 83.25% and a weighted average interest rate at issuance of LIBOR + 1.62%, before transaction costs. Upon closing, the Company expects its percentage of credit non-mark-to-market financing to increase to over 70% of aggregate loan-level borrowings.
On May 2, 2021, the Company entered into its contractual two-year amortization period on the Goldman Sachs repurchase facility following the expiration of its availability period on that day. The Company is currently negotiating an extension of the facility along with other related terms. There were no outstanding balances on this facility as of May 6, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Through December 31, 2020, we were externally managed by Pine River Capital Management L.P., or the Former Manager, at which time we internalized our management function, or the Internalization.
COVID-19 Pandemic
As of March 31, 2021, the COVID-19 pandemic remains ongoing. During 2020, the pandemic created significant macroeconomic disruptions, increased rates of unemployment and adversely impacted many industries, including those related to the real estate collateral underlying certain of our loans. So far in 2021, the global and U.S. economic activity has, moderately and to varying degrees, begun to return, as wider distribution of the COVID-19 vaccines has continued. As a result, macroeconomic forecasts have improved over the last few quarters, including expectations for unemployment rates and overall economic output. Nonetheless, the ongoing pandemic may continue to adversely impact the macroeconomic recovery, particularly with respect to the continued distribution and acceptance of the vaccines and their effectiveness against new variants of the COVID virus. The fluid nature of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act and Section 21E of the Exchange Act of 1934, as amended, or Exchange Act and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular those relating to the COVID-19 pandemic, including the ultimate impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and estimates are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will prove to be correct or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, under the caption “Risk Factors.” These risks may also be further heightened by the continued and evolving impact of the COVID-19 pandemic. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that may affect our actual results include, among others:

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
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers’ abilities to manage and stabilize properties;
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
First Quarter 2021 Activity
Operating Results:
•GAAP net income of $28.0 million, or $0.51 per basic share, partially reflecting a decrease of the previously recorded current expected credit loss, or CECL, reserve.
•Distributable Earnings of $20.7 million, or $0.38 per basic share, which excludes the decrease of the CECL reserve, as further described below.
•Book value per share of $17.22 as of March 31, 2021, representing an increase of $0.30 per share from $16.92 at December 31, 2020, and inclusive of $(1.14) per share of total CECL reserve.
•Declared a regular quarterly common stock dividend of $14.0 million, or $0.25 per share of common stock, an increase from $0.20 per share regular quarterly common stock dividend declared in the prior quarter.
Portfolio Activity:
•Funded $37.3 million of total principal balance on prior loan commitments.
•Received loan repayments and principal amortization of $101.6 million.
•Portfolio of 100 loan investments as of March 31, 2021 with a weighted-average stabilized loan to value ratio, or LTV, at origination of 63.3% and a weighted-average all-in yield at origination of L+4.17%.
•Collected 100% of contractual interest payments during the first quarter of 2021, inclusive of loan modifications and one loan on nonaccrual status. Deferred, and added to the principal, $4.5 million of interest income during the quarter.

Financing Activity:
•Entered into a term financing facility with Goldman Sachs Bank USA providing approximately $349 million of term-matched, non-mark-to-market financing, which refinanced loans previously funded on the Goldman Sachs repurchase facility.
•Reinvested $62.8 million of loan prepayment proceeds in GPMT 2019-FL2.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share on a U.S. generally accepted accounting principles, or GAAP, basis, dividends declared, Distributable Earnings and book value per share. For the three months ended March 31, 2021, we recorded earnings per basic share of $0.51, declared a regular quarterly cash dividend of $0.25 per share of common stock and reported Distributable Earnings of $0.38 per basic share. Our book value as of March 31, 2021 was $17.22 per share, inclusive of $(1.14) of total CECL reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings per share and dividends declared per share:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income (loss)	$27,966	$(37,216)
Weighted average number of common shares outstanding	55,137,608	55,056,411
Basic earnings per common share	$0.51	$(0.68)
Dividend declared per common share	$0.25	$—

Distributable Earnings
Beginning with our Annual Report on Form 10-K for the year ended December 31, 2020, and for all subsequent reporting periods ending on or after December 31, 2020, we have elected to present Distributable Earnings, a measure that is not prepared in accordance with GAAP, as a supplemental method of evaluating our operating performance. Distributable Earnings replaces our prior presentation of Core Earnings with no changes to the definition. In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income as dividends. Distributable Earnings is intended to serve as a general proxy for our taxable income, though it is not a perfect substitute for it, and, as such, is considered a key indicator of our ability to generate sufficient income to pay our common dividends and in determining the amount of such dividends, which is the primary focus of income-oriented investors who comprise a meaningful segment of our stockholder base. We believe providing Distributable Earnings on a supplemental basis to our net income (loss) and cash flow from operating activities, as determined in accordance with GAAP, is helpful to stockholders in assessing the overall performance of our business.
We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan portfolio and operations. For reporting purposes, we define Distributable Earnings as net income (loss) attributable to our stockholders, computed in accordance with GAAP, excluding: (i) non-cash equity compensation expense; (ii) depreciation and amortization; (iii) any unrealized gains (losses) or other similar non-cash items that are included in net income for the applicable reporting period (regardless of whether such items are included in other comprehensive income (loss) or in net income for such period); and (iv) certain non-cash items and one-time expenses. Distributable Earnings may also be adjusted from time to time for reporting purposes to exclude one-time events pursuant to changes in GAAP and certain other material non-cash income or expense items approved by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three months ended March 31, 2021, we recorded a $9.1 million benefit from provision for credit losses, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings as referenced above.
Distributable Earnings does not represent net income (loss) or cash flow from operating activities and should not be considered as an alternative to GAAP net income (loss), or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and, accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.
The following table provides a reconciliation of GAAP net income (loss) attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Reconciliation of GAAP net income to Distributable Earnings:	(unaudited)
GAAP Net Income	$27,966	$(37,216)
Adjustments for non-distributable earnings:
(Benefit from) provision for credit losses	(9,119)	53,336
Non-cash equity compensation	1,887	1,354
Distributable Earnings	$20,734	$17,474
Distributable Earnings per share of common stock	$0.38	$0.32
Weighted average common shares - Distributable Earnings	55,137,608	55,056,411
The presentation for the comparative period has been reorganized to conform with the 2020 presentation of Distributable Earnings. This reorganization has no impact on Distributable Earnings.
Book Value Per Common Share
The following table provides the calculation of our book value per share:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Stockholder's Equity	948,897	961,060
Shares:
Common Stock	54,773,275	54,545,259
Restricted Stock	334,382	591,626
Total Outstanding	55,107,657	55,136,885
Book Value Per Share	$17.22	$17.43
Book value per share as of March 31, 2021 includes the impact of an estimated allowance for credit losses of $63.1 million, or $1.14 per common share. See Note 2 – Basis of Presentation and Significant Accounting Policies of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. The COVID-19 pandemic has resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions could negatively impact real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through commercial real estate collateralized loan obligations, or CRE CLOs, retaining the subordinate securities in our investment portfolio. Our CRE CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our condensed consolidated balance sheets.
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
We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors. However, any potential negative impacts on our business as a result of the COVID-19 pandemic may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be relatively concentrated in certain property types, geographical areas or loan categories that may be more adversely affected by the pandemic than others. For example, certain of our loans are secured by office, industrial, multifamily, hotel and retail properties. Federal and state mandates implemented to control the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have negatively impacted, and are expected to continue to negatively impact, the hotel and retail industries, which could adversely affect our assets secured by such properties. Also, changes in how certain types of commercial properties are operated to facilitate social distancing and other measures intended to control the impact of the pandemic have impacted, and are likely to continue to impact, our investments secured by these properties.
Operating Expenses - Investment Management and Corporate Overhead
We incur significant general and administrative costs, including costs related to employee compensation and benefits and certain costs related to being a public company.
We continue to monitor the COVID-19 pandemic and its impact on our operating partners, financing sources, borrowers and their tenants and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations, liquidity and availability of financing, are uncertain and continue to evolve. To the extent that our borrowers and their tenants, property sponsors and financing sources continue to be impacted by the COVID-19 pandemic, it could have a material adverse effect on our liquidity and capital resources. Given the current highly uncertain environment, we may incur additional operating expenses for a period of time, which may be material, related to actively managing our investment portfolio, our funding sources and exploring additional financing and capital sources to help us to continue to manage through this period of economic uncertainty and market dislocation.
Market Conditions
Prior to the COVID-19 pandemic, the commercial real estate debt markets offered compelling investment opportunities, especially when approached fundamentally, with a focus on strong credit and cash flow characteristics and high-quality borrowers and sponsors. These investment opportunities were supported by active real estate transaction volumes, continuous need for refinancing of legacy loans and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis from 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limited the capacity of available funding for certain types of commercial real estate loans that comprise a large part of our target investments. Although, the COVID-19 pandemic continues to generate an elevated degree of uncertainty with respect to the overall economic environment and many segments of the commercial real estate market, , we believe that, over time, as the market activity continues to normalize and the ultimate economic recovery takes place, U.S. commercial real estate will continue to be viewed as an attractive asset class and will provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive, risk-adjusted returns for our stockholders over the long-term. Certain segments of the commercial real estate market, such as lodging and retail, have been affected more significantly than others, resulting in multiple retail sector bankruptcies, for example, as more consumer demand has shifted to internet related purchases. This retail property stress has benefited the industrial sector, which has seen increased demand for “last-mile” distribution sites in certain markets. The lodging sector has also experienced significant dislocation and the general market expectation is that it will take a while for it to completely recover; however, given the nature of lodging, certain sub-sectors may experience recovery at a quicker pace of recovery than others. The multifamily sector has performed relatively well through this crisis, though the future path may be dependent to a degree on interest rate levels and additional federal government stimulus. Office properties have performed well, though there has been a noticeable slowdown in leasing activity, but the longer-term impact of the COVID-19 pandemic remains uncertain considering remote working and other potential operational changes by the tenants.
Due to the ongoing COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments and the economy as a whole have been, and will continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which remain uncertain and cannot be predicted. Although there are effective vaccines for COVID-19 that have been approved for use and their distribution has been accelerating, the ultimate level of acceptance of the vaccines remains uncertain. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that the COVID-19 pandemic will have on our business, financial performance and operating results. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial condition and performance, liquidity and ability to pay dividends, including the dividend on our common stock, which was temporarily suspended in the first quarter of 2020 and reinstated in the third quarter of 2020.
Summary of Results of Operations and Financial Condition
Our GAAP net income (loss) attributable to common stockholders was $28.0 million (or $0.45 per diluted weighted average share) for the three months ended March 31, 2021, as compared to GAAP net income (loss) attributable to common stockholders of $(37.2) million (or $(0.68) per diluted weighted average share) for the three months ended March 31, 2020. The GAAP net income for the three months ended March 31, 2021 benefited from a partial reversal of the provision for credit losses, which was related to loan prepayments, somewhat improved macroeconomic forecast and overall market conditions and a decrease in other operating expenses. The GAAP net loss for the three months ended March 31, 2020 was primarily a result of an increase in the provision for credit losses related to the significant deterioration in the forecasts of macroeconomic conditions and overall market dislocation caused by the onset of the COVID-19 pandemic.

The following table presents the components of our condensed consolidated comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2021	2020
Interest income:	(unaudited)
Loans held-for-investment	$54,039	$63,259
Available-for-sale securities	—	280
Held-to-maturity securities	—	310
Cash and cash equivalents	100	326
Total interest income	54,139	64,175
Interest expense:
Repurchase facilities	8,951	19,675
Securitized debt obligations	4,617	9,434
Convertible senior notes	4,518	4,516
Term financing facility	2,122	—
Asset-specific financings	877	1,122
Revolving credit facilities	—	242
Senior secured term loan facilities	5,280	—
Total interest expense	26,365	34,989
Net interest income	27,774	29,186
Other income (loss):
Reversal of (provision for) credit losses	9,119	(53,336)
Fee income	—	522
Total other income (loss)	9,119	(52,814)
Expenses:
Base management fees	—	3,907
Compensation and benefits	5,460	4,373
Servicing expenses	1,316	1,109
Other operating expenses	2,127	4,180
Total expenses	8,903	13,569
Income (loss) before income taxes	27,990	(37,197)
Benefit from income taxes	(1)	(6)
Net income (loss)	27,991	(37,191)
Dividends on preferred stock	25	25
Net income (loss) attributable to common stockholders	$27,966	$(37,216)
Basic earnings (loss) per weighted average common share	$0.51	$(0.68)
Diluted earnings (loss) per weighted average common share	$0.45	$(0.68)
Weighted average number of shares of common stock outstanding:
Basic	55,137,608	55,056,411
Diluted	71,834,396	55,056,411
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$27,966	$(37,216)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	—	(3,744)
Other comprehensive loss	—	(3,744)
Comprehensive income (loss)	$27,966	$(40,960)

The following table presents the primary components of our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Balance Sheet Data:

Loans held-for-investment, net	$3,799,836	$3,914,469
Total assets	$4,099,657	$4,219,648
Repurchase facilities	$1,238,541	$1,708,875
Securitized debt obligations	$925,384	$927,128
Asset-specific financings	$123,091	$123,091
Term financing facility	$346,861	$—
Convertible senior notes	$271,649	$271,250
Senior secured term loan facilities	207,103	$—
Total stockholders’ equity	$948,772	$933,846
Results of Operations
Interest Income
Interest income decreased from $64.2 million to $54.1 million for the three months ended March 31, 2020 and 2021, respectively, due to repayments of loans held-for-investment of $510.4 million and a significant decline in short-term interest rates, partially offset by the in-the-money London Interbank Offered Rate, or LIBOR, floors on the majority of our loans and additional fundings of $214.0 million provided on existing loan commitments since March 31, 2020.
Interest Expense
Interest expense decreased from $35.0 million to $26.4 million for the three months ended March 31, 2020 and 2021, respectively, primarily due to a significant decline in short-term interest rates and a decrease in borrowings in relation to the decreasing portfolio size, offset by higher interest expenses on the senior secured term loan facilities and term financing facility.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment/held-for-sale
Senior loans (3)	$3,857,274	$53,657	5.6%	$4,267,974	$62,549	5.9%
Subordinated loans	16,369	382	9.3%	27,739	710	10.2%
Available-for-sale securities	—	—		12,798	280	8.8%
Held-to-maturity securities	—	—		13,672	310	9.1%
Other		100			326
Total interest income/net asset yield	$3,873,643	$54,139	5.6%	$4,322,183	$64,175	5.9%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment/held-for sale
Senior loans (3)	$2,662,578	$16,500	2.5%	$3,125,388	$30,191	3.9%
Subordinated loans	8,530	67	3.1%	9,371	107	4.6%
Available-for-sale securities	—	—		8,365	76	3.6%
Held-to-maturity securities	—	—		9,557	99	4.1%
Other unsecured:
Senior secured term loan facilities	206,884	5,280	10.2%
Convertible senior notes	271,516	4,518	6.7%	269,899	4,516	6.7%
Total interest expense/cost of funds	$3,149,508	26,365	3.3%	$3,422,580	$34,989	4.1%
Net interest income/spread		$27,774	2.3%		$29,186	1.8%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment/held-for-sale, AFS securities and held-to-maturity securities.
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
The overall decrease in yields on our investment portfolio for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily driven by a significant decline in short-term interest rates and repayments of loans with higher spreads, partially offset by the in-the-money LIBOR floors on the majority of our loans. The overall decrease in cost of funds on our secured borrowings for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to a significant decline in short-term interest rates and a decrease in borrowings in relation to the decreasing portfolio size, offset by higher interest expense on the senior secured term loan facilities and term financing facility.
Our convertible senior notes due 2022 and 2023 are unsecured and pay interest semiannually at a rate of 5.625% and 6.375%, respectively, per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
Our senior secured term loan facilities due 2025 pay interest quarterly in arrears that accrue at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which we elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. If any amount under our senior secured term loan facilities is not paid when due, then such overdue amount would thereafter bear interest at a rate that is 4.00% per annum in excess of the interest rate otherwise payable on our senior secured term loan facilities. The cost of funds associated with our senior secured term loan facilities also includes amortization of deferred debt issuance costs and warrants.

Provision for Credit Losses
Consistent with the methodology used during the adoption of ASU 2016-13 on January 1, 2020, we continue to use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through March 31, 2021, we employed third-party licensed macroeconomic forecasts, over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net income on the condensed consolidated statements of comprehensive income (loss). The following table presents the components of provision for credit losses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Benefit from (provision for) credit losses on:
Loans held-for-investment	$7,234	$(45,873)
Available-for-sale securities	—	(767)
Held-to-maturity securities	—	(942)
Other liabilities	1,885	(5,754)
Total benefit from (provision for) credit losses	$9,119	$(53,336)
During the three months ended March 31, 2021, we recorded a reversal of the provision for credit losses of $9.1 million, which decreased our CECL reserve. The decrease in our estimate of allowance for credit losses was primarily driven by improved macroeconomic forecasts employed in our loss estimation model and overall market conditions, and the changes in the composition of our investment portfolio as a result of loan repayments. For the three months ended, March 31, 2020, the increase in our estimate of allowance for credit losses was driven by the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally.
Expenses
The following table presents the components of expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands, except share data)	2021	2020
Base management fees	$—	$3,907
Compensation and benefits	$5,460	$4,373
Servicing expenses	$1,316	$1,109
Other operating expenses	$2,127	$4,180
Annualized operating expense ratio	3.8%	5.4%
Annualized operating expense ratio, excluding non-cash equity compensation and other one-time expenses	3.0%	4.9%
Prior to the Internalization, we paid the Former Manager a base management fee and, when applicable, an incentive fee. The base management fee was calculated based on our equity with certain adjustments outlined in the management agreement with the Former Manager, or the Former Management Agreement. The incentive fee was calculated based on historical “core earnings,” as defined in the Former Management Agreement, as well as our equity with certain adjustments outlined in the Former Management Agreement. Following the Internalization, we no longer incur management or incentive fees, but we incur expenses associated with being an internally managed REIT, including certain compensation expenses, which were previously borne by the Former Manager.

In connection with the Internalization, the Company extended offers of employment and hired 31 employees. The three months ended March 31, 2021 is the first period in which the Company began reporting expenses related to compensation and benefits related to its employees, and will continue to do so in future periods. For comparison purposes, the Company reallocated compensation related expenses, including amortization of non-cash equity compensation, from other operating expenses for the three months ended March 31, 2020. The compensation and benefits expense line item on the Company’s income statement is comprised primarily of base salaries, cash bonuses, non-cash equity-based compensation and other employee benefits and employer payroll taxes. The amortization of non-cash equity compensation included in the compensation and benefits expenses was $1.9 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.
We incur servicing expenses generally related to the servicing of commercial real estate loans by third-party servicers. The increase in servicing expenses during the three months ended March 31, 2021, as compared to the same period in 2020, was driven by increased costs related to our third-party servicers.
We also incur other operating expenses, which include costs related to our information technology infrastructure, rent, expenses associated with being a public company and other advisory and professional fees. The decrease in our operating expenses during the three months ended March 31, 2021, as compared to the same periods in 2020, was primarily due to a decrease in certain advisory and other professional fees. For the three months ended March 31, 2021, the decline in our annualized operating expense ratio was primarily driven by the cost savings related to the Internalization.
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
During the three months ended March 31, 2021, we did not originate any loans. Other loan fundings included $37.3 million of additional fundings made under existing loan commitments. Proceeds from loan repayments during the three months ended March 31, 2021 totaled $101.6 million. We generated interest income of $54.1 million and incurred interest expense of $26.4 million, which resulted in net interest income of $27.8 million. See Note 4 - Variable Interest Entities and Secured Debt Obligations to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details.
The following table details our loan activity by unpaid principal balance for the three months ended March 31, 2021:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Loan originations	$—	$125,169
Other loan fundings (1)	$37,293	$62,253
Deferred interest capitalized	$4,484	$—
Loan repayments	$(101,588)	$(108,437)
Total loan activity, net	$(59,811)	$78,985
____________________
(1)Additional fundings made under existing loan commitments

The following tables provide a summary of our portfolio as of March 31, 2021:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination(3)	Original Term (Years) (4)	Initial LTV (5)	Stabilized LTV (6)
Senior loans (1)	$4,309,947	$3,856,413	$3,789,622	L+3.51%	L+4.17%	3.1	65.8%	63.4%
Subordinated loans	16,210	16,210	10,214	8.63%	8.66%	10.0	44.8%	38.9%
Total/Wtd. Avg.	$4,326,157	$3,872,623	$3,799,836	L+3.51%	L+4.17%	3.2	65.8%	63.3%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/15	$120.0	$120.0	$119.4	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	91.6	90.3	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/18	112.2	112.2	94.8	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/19	101.7	88.2	86.9	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	89.9	89.1	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	07/19	94.0	77.3	76.5	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	92.7	70.5	66.6	L+3.45%	L+3.88%	3.0	TX	Hotel	56.1%	48.1%
Senior	12/18	92.0	68.8	68.7	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	10/19	87.8	67.1	65.9	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	05/17	86.7	82.9	82.7	L+3.50%	L+4.82%	4.0	MA	Office	71.3%	71.5%
Senior	01/20	81.9	53.1	52.4	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	80.9	80.6	80.0	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/19	76.5	76.5	75.4	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	09/19	76.3	74.4	74.0	L+3.07%	L+3.58%	3.0	NY	Multifamily	62.7%	67.1%
Senior	10/17	74.8	53.9	53.4	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/17	75.3	75.3	73.9	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/16	71.8	68.2	68.1	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	11/17	68.3	65.5	65.3	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	01/19	67.3	67.3	58.9	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	12/19	65.2	50.2	49.4	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	04/18	64.0	64.0	63.8	L+3.78%	L+4.23%	3.0	GA	Hotel	68.8%	59.8%
Senior	09/19	60.2	60.2	60.0	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	54.5	54.3	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	01/17	55.6	55.6	55.6	L+4.75%	L+5.24%	4.0	SC	Office	67.6%	67.1%
Senior	12/15	54.5	54.5	54.4	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	06/19	54.1	50.4	50.1	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	05/17	51.6	51.6	49.9	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/18	51.0	51.0	50.8	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	02/20	50.4	43.9	42.5	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	05/18	50.1	50.1	50.0	L+3.60%	L+3.85%	3.0	TX	Multifamily	71.1%	71.4%
Senior	09/18	50.1	34.4	34.3	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	10/18	49.1	49.0	48.8	L+4.15%	L+5.24%	3.0	IL	Multifamily	60.7%	62.4%
Senior	12/19	48.5	44.0	43.3	L+3.61%	L+4.20%	3.0	NY	Industrial	76.8%	72.4%
Senior	08/19	46.4	41.6	41.1	L+2.84%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/16	46.0	37.2	37.1	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	06/18	46.0	46.0	45.9	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/18	45.6	44.8	44.6	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	05/19	44.1	41.6	41.0	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	12/17	42.9	39.9	39.7	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	10/19	42.9	33.0	32.7	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	08/17	40.9	40.9	39.8	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/18	38.8	34.8	34.8	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/19	38.0	36.0	35.5	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	11/18	37.1	30.8	30.7	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	30.2	30.0	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	05/17	34.9	31.2	31.1	L+5.00%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	06/18	34.9	30.3	30.0	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	03/20	34.9	13.3	13.0	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	12/18	34.2	29.0	28.3	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.8	29.7	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.8	33.8	33.6	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/19	33.7	26.0	25.8	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/20	33.5	25.4	25.2	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	11/19	33.2	30.6	30.3	L+2.70%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	05/18	32.6	32.1	32.1	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	03/19	32.1	27.7	27.5	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	17.9	17.8	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	29.9	29.6	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	08/19	31.5	27.1	26.9	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/19	31.3	31.1	31.0	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	05/17	30.9	29.1	28.9	L+3.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	06/18	29.3	27.9	27.8	L+3.40%	L+4.18%	3.0	CA	Office	69.1%	64.3%
Senior	07/17	28.8	28.8	28.6	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	11/19	27.7	18.5	18.3	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.6	26.9	26.8	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	23.0	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	06/17	27.0	24.0	23.9	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	24.4	24.2	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.3	26.0	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	09/17	26.4	23.4	23.2	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	12/18	26.1	21.8	21.7	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	01/18	26.0	26.0	25.6	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	09/18	25.5	22.3	19.3	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	06/19	21.5	21.5	21.3	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/15	25.2	25.2	25.0	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	07/19	24.0	18.3	18.1	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	23.7	23.5	23.2	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	01/18	21.4	19.6	19.5	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	07/19	23.3	20.0	19.8	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	03/18	23.0	23.0	23.0	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.6	17.5	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	12/18	21.8	19.2	19.1	L+4.44%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	10/18	21.4	18.4	18.2	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	03/19	21.0	20.7	20.6	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.5	19.4	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	06/19	20.9	17.4	17.3	10.00%	14.17%	1.0	FL	Other	39.7%	57.2%
Senior	08/17	17.9	14.9	14.8	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	11/18	18.9	16.3	16.2	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.7	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	08/19	18.4	18.4	18.3	L+2.97%	L+3.45%	3.0	TN	Multifamily	63.6%	62.1%
Senior	01/19	18.2	18.2	18.2	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	07/18	16.6	11.8	11.7	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	11/18	16.2	16.2	16.2	L+3.15%	L+3.65%	3.0	TX	Multifamily	68.8%	68.7%
Senior	06/19	15.3	11.4	11.3	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	04/19	14.4	13.1	13.0	L+3.75%	L+4.31%	3.0	OH	Multifamily	62.6%	65.4%
Mezzanine	01/17	14.2	14.2	10.2	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.6	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	11/15	2.0	2.0	—	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,326.2	$3,872.6	$3,799.8	L+3.51%	L+4.17%	3.2			65.8%	63.3%
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
Most of our loans are structured with an initial maturity term, typically three years, and one or more (typically two) one-year extension options, which can be exercised by the borrower subject to meeting various extension conditions in accordance with the terms of the loan agreement. As part of our overall asset management strategy, we have in the past entered into, and may in the future enter into, loan modifications with some of our borrowers. These amendments may include, among other things, modifying or waiving certain performance or extension conditions as part of the overall agreement.
Portfolio Management
During the three months ended March 31, 2021, we collected 100% of the contractual interest payments that were due under our loan agreements, after taking into consideration certain loans that have been modified mainly due to the impact of the COVID-19 pandemic and one loan on nonaccrual status.

We maintain strong relationships and an active asset management dialogue with our borrowers. We have utilized these relationships to address the impacts of the COVID-19 pandemic on our loans secured by properties experiencing business interruptions and pressure on operating cash flows, most significantly hotel and retail properties. As a result of the ongoing negative effects the pandemic has had on the economy, the real estate market as a whole and specific properties, some of our borrowers have indicated to us that they will be unable to execute their business plans on the original timeline, have had to temporarily close their properties by order of local authorities, have had tenants whose businesses were closed, or have experienced adverse business consequences, and have requested temporary interest forbearance (mainly deferrals and, to a lesser extent, waivers), or other modifications of their loans including extensions of term and modifications or waivers of certain extension conditions. We have been working closely with our borrowers to provide them with short-term relief to help manage through these market dislocations and business interruptions at their properties. During the three months ended March 31, 2021, we modified nine loans with an aggregate principal balance of approximately $395.6 million.
Our loan modifications typically include temporary reductions in the amount of cash interest collected, permit accrual of a portion of the interest due during the modification period to be repaid at a later date, permit the use of existing cash loan reserves to pay debt service due on our loans and other property-level expenses and/or modify or waive term extensions and certain performance tests or covenants. The loan modifications are often coupled with additional equity or other forms of credit support from the sponsors. All of the modified loans were performing and none were on nonaccrual status as of March 31, 2021. The total amount of interest income that was deferred and added to the principal during the three months ended March 31, 2021 was $4.5 million.
We are generally encouraged by our borrowers’ overall response to the COVID-19 impact on their properties. We continue to work with them to address the circumstances caused by the pandemic while seeking to protect the credit attributes of our portfolio. However, these efforts may not be successful in all cases, and we may experience payment delinquencies, defaults, foreclosures or losses. While we believe the principal amounts of our loans are generally adequately protected by the underlying value of the collateral properties, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
Other Portfolio Developments
During the three months ended December, 31, 2020, we placed a $22.3 million first mortgage loan collateralized by a mixed-use property located in the Northeast on nonaccrual status due to the adverse impact of the COVID-19 pandemic. As a result, we wrote-off accrued interest due on this loan in the amount of $0.8 million. As of March 31, 2021, the carrying value of the loan on nonaccrual status was $19.3 million. No other loans were placed on nonaccrual status during the three months ended March 31, 2021.
During the three months ended December, 31 2020, a first mortgage loan collateralized by a hotel property located in the Midwest was downgraded to a risk rating of “5” from a risk rating of “4” and management determined that our recovery of the loan principal is collateral-dependent. The collateral property’s cash flows have been adversely affected by market conditions driven by the COVID-19 pandemic and the related significant decline in business travel. Accordingly, this loan was, and continues to be, assessed individually and we have elected to apply a practical expedient in accordance with ASU 2016-03. As of March 31, 2021, an allowance for credit losses of $8.3 million is recorded for this loan using the discounted cash flow method of valuation to reduce the carrying value of the loan to the estimated fair value of the property less the cost to foreclose and sell the property. The loan had been previously modified, including a deferral and capitalization of interest of approximately $2.8 million as of March 31, 2021. In addition, we have also negotiated a short-term extension of the modification with the borrower, which was accounted for as a troubled debt restructuring under GAAP. We are evaluating a variety of potential options with respect to the resolution of this loan, which, among other things, may include a sale or a negotiated deed-in-lieu of foreclosure. The estimate of the fair value of the hotel collateral was developed using a discounted cash flow model. This valuation required significant judgment, which included assumptions regarding estimates of property cash flow performance, capitalization rates, discount rates, occupancy rates and exit costs.
Financial Condition
As of March 31, 2021, our borrowings consisted of repurchase facilities collateralized by loans held-for-investment, securitized debt obligations issued by CRE CLOs and collateralized by pools of loans held-for-investment, an asset-specific financing facility collateralized by loans held-for-investment, a term financing facility collateralized by loans held-for-investment, long-term senior secured term loan facilities and long-term unsecured convertible senior notes.
As of March 31, 2021, we had outstanding $1.2 billion of repurchase facilities, and the term to maturity ranged from 32 days to approximately 1.8 years. Repurchase facilities had a weighted average borrowing rate of 2.06% and weighted average remaining maturities of 1.0 year as of March 31, 2021.
As of March 31, 2021, we had outstanding $925.4 million of securitized debt obligations with a weighted average borrowing rate of 1.80% and weighted average estimated remaining maturities of 0.6 years based on the maturities of the underlying collateral.

As of March 31, 2021, we had outstanding $346.9 million on the term financing facility with a weighted average borrowing rate of 3.71%. The term financing facility matures in February 2025.
As of March 31, 2021, we had outstanding $123.1 million on the asset-specific financing facility with a weighted average borrowing rate of 2.5% and weighted average estimated remaining maturities of 0.9 years based on the maturities of the underlying collateral.
As of March 31, 2021, the total outstanding amount due on the senior secured term loan facilities was $225.0 million, with a carrying value of $207.1 million, net of deferred issuance costs. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025.
As of March 31, 2021, the total outstanding amount due on convertible senior notes was $271.6 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of March 31, 2021, these notes had a conversion rate of 51.9943 and 50.0894 shares of common stock per $1,000 principal amount of the notes, respectively.
As of March 31, 2021, the debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by equity, was 3.0:1.0.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase facilities, the asset-specific financing facility, the term financing facility, the revolving credit facilities, securitized debt obligations, the senior secured term loan facilities and convertible senior notes for the three months ended March 31, 2021, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended March 31, 2021	$3,149,509	$3,112,629	$3,319,943
For the Three Months Ended December 31, 2020	$3,281,786	$3,236,792	$3,317,165
For the Three Months Ended September 30, 2020	$3,262,423	$3,379,053	$3,379,053
For the Three Months Ended June 30, 2020	$3,443,291	$3,418,705	$3,446,516
For the Three Months Ended March 31, 2020	$3,422,580	$3,481,865	$3,481,865
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our target investments and operations, make distributions to our stockholders and meet other general business needs. We use cash to acquire our target investments, satisfy our obligations under our unfunded loan commitments on existing assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. To date we have funded our business primarily through the issuance and sale of our common stock, borrowings under our secured financing facilities, issuance of CRE CLOs, borrowings under our senior secured term loan facilities and the issuance and sale of convertible notes.
Our primary sources of liquidity include cash on our condensed consolidated balance sheets, any approved but unused borrowing capacity under our financing facilities, the net proceeds of future public and private equity and debt offerings, payments of principal, including loan repayments and prepayments, loan sales, interest we receive on our portfolio of assets and cash generated from our operating results. We also have an option to draw up to an additional $75.0 million of proceeds on a delayed draw basis under the senior secured term loan facilities during the period ending September 25, 2021. As of March 31, 2021, we held: $255.4 million in cash and cash equivalents available to support our operations; $3.8 billion of loans held-for-investment; and $3.1 billion of outstanding debt in the form of repurchase facilities, securitized debt obligations, a term loan financing facility, an asset-specific financing, a long-term senior secured term loan facility and long-term unsecured convertible senior notes.
In light of the COVID-19 pandemic and its severe impact on the economy, real estate and financial markets, we have taken several steps to increase our cash balances, such as opportunistically selling certain loans and entering into the $300 million financing commitment in the form of the five-year senior secured term loan facilities, in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of COVID-19 remain unknown, we will continue to closely monitor the pandemic and its impact on us, our borrowers, our sponsors and their properties serving as collateral on our loans, our financing sources and the overall economy. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences continue to be highly uncertain, rapidly changing and challenging to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict.
Other than capital markets activities, loan repayments and prepayments typically comprise our largest source of incremental liquidity. As a result of the pandemic and its impact on the capital markets and overall economy, the pace of loan repayments and prepayments has slowed meaningfully, as compared to prior years. Loan repayments, as measured by principal amount repaid, were $778.5 million in 2019. For the year ended December 31, 2020, loan repayments totaled $537.0 million, and seven loans with an unpaid principal balance of $211.1 million were sold for $193.5 million. For the three months ended March 31, 2021, loan repayments totaled $101.6 million. Although the overall market conditions have been improving, we continue to anticipate the volume of loan repayments and prepayments to be below our historical pace due to the ongoing effects of the pandemic and its impact on real estate transaction volume and market liquidity. We expect that the impact of the COVID-19 pandemic will likely continue to decrease our cash flow from operations as we seek to enter into loan modifications on certain of our loans permitting interest payments to be deferred and/or capitalized, and as we repay borrowings under our secured financing facilities.
We remain focused on actively managing our balance sheet and enhancing our liquidity position to best position us for the market environment, satisfy our loan future funding and financing obligations and to make new investments, which we expect will cause us to take, and in some instances has already caused us to take, some or all of the following actions: raise capital from offerings of equity and/or debt securities, on a public or private basis; borrow additional capital; post additional collateral; sell assets; and/or change our dividend policy, which we will continue to evaluate in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain our REIT status.
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
We may also seek to raise further equity capital and issue additional debt securities in order to fund our future investments, depending on market conditions, among other factors. We may also increase our proportion of credit non-mark-to-market financing on our commercial real estate loan portfolio through additional CRE CLOs or other securitizations, if available.
We are party to an equity distribution agreement under which we may sell up to an aggregate of 8,000,000 shares of our common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of March 31, 2021, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three months ended March 31, 2021.
We will continue to explore other types of funding facilities to further diversify our financing sources and increase the proportion of non-mark-to-market funding. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. From December 31, 2020 to March 31, 2021, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, decreased from 3.2:1.0 to 3.0:1.0. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total Company debt-to-equity basis, within a range of 3.0:1.0 and 3.5:1.0 ratio; however, our leverage may vary depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
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

As of March 31, 2021, we had repurchase facilities in place with five counterparties (lenders), an asset-specific financing facility with one counterparty and a term financing facility with one counterparty to finance loans held-for-investment. We continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase facilities, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event, or under a limited number of our repurchase facilities, market events. To cover a margin call, we may transfer cash to such counterparty. At maturity, any cash on deposit as collateral is generally applied against the repurchase facility balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase facilities could result, causing an adverse change in our liquidity position.
An overview of our facilities that provide short- and long-term financing for our loans held-for-investment is presented in the table below:

	March 31, 2021
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	No	$383,971	$216,029	$600,000
Goldman Sachs Bank USA	May 2, 2021	No	$—	$500,000	$500,000
JPMorgan Chase Bank	June 28, 2022	No	$339,260	$110,740	$450,000
Citibank	January 9, 2023	No	$386,049	$113,951	$500,000
Wells Fargo Bank (2)	June 28, 2021	No	$129,261	$145,739	$275,000
Asset-specific financings:
Canadian Imperial Bank of Commerce	Various	No	$123,091	$26,909	$150,000
Term financing facility:
Goldman Sachs Bank USA (3)	February 14, 2025	No	$346,861	$—	$346,861
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)We retain options to increase the maximum facility capacity amount up to a maximum of $350 million, subject to customary terms and conditions.
(3)Amount outstanding includes unamortized debt issuance costs.
During the three months ended March 31, 2021, as described in further detail below, certain borrowings under the repurchase facility with Goldman Sachs Bank USA have been refinanced by entering into a new term financing facility with Goldman Sachs Bank USA that provides us with $349.3 million of non-mark-to-market, term-matched financing.
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2021:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2021, our unrestricted cash, as defined, was $255.4 million, while 5.0% of our recourse indebtedness, as defined, was $42.0 million.
•Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of March 31, 2021 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million. As of March 31, 2021, our tangible net worth, as defined, was $1.0 billion.
•Target asset leverage ratio cannot exceed 77.5% and our total leverage ratio cannot exceed 80.0%. As of March 31, 2021, our target asset leverage ratio, as defined, was 68.2% and our total leverage ratio, as defined, was 75.7%.
•Minimum interest coverage must be greater than 1.5:1.0. As of March 31, 2021, our minimum interest coverage, as defined, was 2.1:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were individually pledged or restricted as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facilities and the securitized debt obligations as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Loans held-for-investment	$3,752,625	$3,814,460
Total	$3,752,625	$3,814,460
Although we generally intend to hold our target investments as long-term investments, we have opportunistically sold, and may again in the future sell, certain of our assets in order to manage our liquidity needs, to meet other operating objectives and to adapt to market conditions. Commercial real estate loan sale transactions are subject to longer timelines than securities trades and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets may be limited by delays due to the time period needed for negotiating transaction documents and conducting diligence. Consequently, even if we identify a buyer for our commercial real estate loans, there is no assurance that we would be able to quickly sell such assets, if the need or desire arises. Additionally, we cannot provide any assurance that the economic and market impact of the COVID-19 pandemic would not make it more difficult to sell certain of our assets or that it would not have a material impact on the value of our assets.
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
We cannot predict the timing and impact of future sales of our assets, if any. Since many of our assets are financed with repurchase facilities, an asset-specific financing facility, a term financing facility and CRE CLOs, a significant portion of the proceeds from sales of our assets, prepayments and scheduled amortization would be used to repay balances under these financing arrangements.
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, term financing facility, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Within one year	$1,317,140	$1,763,359
One to three years	1,241,526	1,266,985
Three to five years	553,964	205,647
Five years and over	—	—
Total	$3,112,630	$3,235,991
For the three months ended March 31, 2021, our restricted and unrestricted cash and cash equivalents balance decreased by approximately $(70.1) million to $(90.2) million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2021, operating activities increased our cash balances by approximately $17.1 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended March 31, 2021, investing activities increased our cash balances by approximately $64.3 million, primarily driven by repayments of loans held-for-investment, partially offset by additional fundings provided on existing loan commitments.
•Cash flows from financing activities. For the three months ended March 31, 2021, financing activities decreased our cash balance by approximately $151.6 million, primarily driven by net repayments of repurchase facilities and reinvestment in our CRE CLOs, partially offset by proceeds from the term financing facility.

Critical Accounting Policies and Use of Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
Allowance for Credit Losses
We directly originate and acquire primarily senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments, generally to be held as long-term investments at amortized cost. We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which significantly changed how entities measure credit losses for most financial assets and replaced the incurred loss model with a Current Expected Credit Loss, or CECL model, for instruments measured at amortized cost. In addition, the new model applies to off-balance sheet credit exposures, such as our unfunded loan commitments. CECL amends the previous credit loss model to reflect our current estimate of our portfolio’s expected credit losses by incorporating reasonable and supportable forecasts including forward-looking information, in addition to historical experience and current market conditions.
ASU 2016-13 was adopted on January 1, 2020 and the initial allowance for credit losses was reflected as a direct charge to cumulative earnings. Subsequent changes to the allowance for credit losses have been and will continue to be recognized through net income on our condensed consolidated statements of operations. ASU 2016-13 specifies that the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan.
Considering the limited historical Company data related to any realized loan losses since our inception, to estimate our allowance for credit losses we use a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2020 for over 100,000 commercial real estate loans. Our allowance for credit losses reflects our estimates of the current and future economic conditions that impact the performance of the commercial real estate properties serving as collateral for our loan investments. These estimates include unemployment rates, interest rates, price indices for commercial property and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. We license certain macroeconomic forecasts from a third-party to inform our view of the potential future impact that broader macroeconomic conditions may have on the performance of our loan portfolio. These forecasts are embedded in the licensed analytical model that we use to estimate our allowance for credit losses. We may use one or more of these forecasts in the process of estimating our allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting our portfolio could vary significantly from the estimates we made for the periods presented. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in our investment portfolio, including unfunded loan commitments. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) projecting the expected timing and amount of future loan fundings and repayments, (iii) assessing the current credit quality of loans and operating performance of loan collateral, (iv) selecting the forecast for macroeconomic conditions and (v) determining the reasonable and supportable forecast period.
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
Refer to Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a summary of the Company’s significant accounting policies.

Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long-term and, as such, they are carried at an amortized cost on our condensed consolidated balance sheets.
Although we intend to hold our target investments for the long-term, we may occasionally classify some of our debt securities as AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investments for trading purposes.
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
Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of March 31, 2021, we had unfunded commitments on commercial real estate loans held-for-investment of $453.5 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation does. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
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
Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments. Credit risk is also addressed through our ongoing review, and our investment portfolio is monitored for variance from expected defaults, severities, losses and cash flow on a monthly basis, with more intense analysis and oversight done on a quarterly basis.

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferrals or abatement and delays in capital improvements on projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain an active dialogue and strong relationships with our borrowers as part of our overall asset management strategy. Through our asset management process, we focus on addressing potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow strains. Certain of our borrowers have indicated that due to the impact of COVID-19 pandemic they will be unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other business challenges. As a result, they have requested, and in certain instances we have granted, temporary deferrals of interest payments or forbearance, or other modifications of their loans. Discussions we have had with our borrowers have addressed potential near-term loan modifications including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests and certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. While we generally believe that the principal amount of our loans is typically sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
Interest Rate Risk
Our strategy is to primarily originate, invest in and manage a portfolio of senior floating-rate commercial mortgage loans. As a result, the composition of our investments in general is such that rising interest rates increase our net income, while declining interest rates will decrease net income, subject to the impact of contractual interest rate floors. From time to time we may originate or acquire fixed-rate investments, which may expose our operating results to the risks posed by fluctuations in interest rates, which we may choose to hedge, if we deem it prudent.
As of March 31, 2021, approximately 98.4% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.6% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current repurchase facilities, asset-specific financing facility, term financing facility and securitized debt obligations are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2021. All changes in value are measured as the change from our March 31, 2021 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates (1)
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$3	$3	$(33)	$(113)
Repurchase facilities	(56)	(56)	258	516
Securitized debt obligations	(43)	(43)	193	387
Asset-specific financings	(4)	(4)	17	34
Term financing facility	(16)	(16)	73	146
Convertible senior notes	(4,637)	(2,299)	2,261	4,486
Total net assets	$(4,753)	$(2,415)	$2,769	$5,456

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$2,637	$2,637	$(11,354)	$(21,523)
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2021. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
LIBOR Transition
It appears highly likely that LIBOR will be discontinued after December 31, 2021 or June 30, 2023, depending on the tenor. For example, on March 5, 2021, the ICE Benchmark Administration confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. As of March 31, 2021, approximately 98.5% of our loans by principal balance/carrying value earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding borrowings (excluding convertible notes and senior secured financing facilities) bear interest indexed to LIBOR. Some of these arrangements may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Market Value Risk
We intend to hold our target investments for the long-term and, as such, they are carried at an amortized cost on our condensed consolidated balance sheets. However, we may occasionally classify some of our investments as available-for-sale, or AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than through earnings. The estimated fair value of such investments may fluctuate primarily due to changes in interest rates, overall market environment and liquidity, and other factors. As market volatility increases or liquidity decreases, the market value of the investments may be adversely impacted. We do not intend to hold any of our investments for trading purposes.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase facilities and an asset-specific financing facility. Should the value of our investments pledged as collateral on our repurchase facilities significantly decrease, including, but not limited to, as a result of the impacts of the COVID-19 pandemic discussed above, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our repurchase facility or asset-specific financing facility counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, which such risks are increased as a result of the COVID-19 pandemic and its effects on the global and U.S. economies and commercial real estate markets, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchase of restricted common stock for the three months ended March 31,2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2021	97,425 (2)	$9.43	—	2,000,000
February 1-28, 2021	—	—	—	2,000,000
March 1-31, 2021	—	—	—	2,000,000
Total	97,425	$9.43	—	2,000,000
____________________
(1)On November 21, 2018, the Company’s board of directors authorized the repurchase of up to an aggregate of 2,000,000 shares of the Company’s common stock with no expiration date.
(2)Reflects 97,425 shares of restricted common stock for an aggregate cost of $0.9 million, which relates to shares repurchased from employees for tax withholding purposes.
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

10.1*
Indenture and Credit Agreement, dated as of February 4, 2021, among GP Commercial GS Issuer LLC, as Issuer, Goldman Sachs Bank USA, as Class A Lender, and Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, note registrar, trustee, custodian, collateral agent and loan agent. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

10.2*
Guaranty, dated as of February 4, 2021, by Granite Point Mortgage Trust Inc., as guarantor, for the benefit of Goldman Sachs Bank USA, as Class A Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

10.3
Granite Point Mortgage Trust Inc. Director Compensation Policy effective as of January 1, 2021 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2021, filed with the SEC on May 6, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 6, 2021	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 6, 2021	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)