Form 10-Q
period 2021-06-30
Granite Point Mortgage Trust Inc.
filed 2021-08-09
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 5, 2021, there were 54,789,465 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Loans held-for-investment	$3,635,315	$3,914,469
Allowance for credit losses	(57,671)	(66,666)
Loans held-for-investment, net	3,577,644	3,847,803
Cash and cash equivalents	236,953	261,419
Restricted cash	2,077	67,774
Accrued interest receivable	10,149	12,388
Other assets	27,645	30,264
Total Assets (1)	$3,854,468	$4,219,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$717,196	$1,708,875
Securitized debt obligations	1,446,603	927,128
Asset-specific financings	82,768	123,091
Term financing facility	142,414	—
Convertible senior notes	272,074	271,250
Senior secured term loan facilities	207,881	206,448
Dividends payable	13,963	25,049
Other liabilities	24,273	22,961
Total Liabilities (1)	2,907,172	3,284,802
Commitments and Contingencies (see Note 10)
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 54,790,186 and 55,205,082 shares issued and outstanding, respectively	548	552
Additional paid-in capital	1,056,364	1,058,298
Cumulative earnings	145,425	103,165
Cumulative distributions to stockholders	(256,166)	(228,169)
Total Granite Point Mortgage Trust, Inc. Stockholders’ Equity	946,171	933,846
Non-controlling interests	125	—
Total Equity	$946,296	$933,846
Total Liabilities and Stockholders’ Equity	$3,854,468	$4,219,648
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At June 30, 2021 and December 31, 2020, assets of the VIEs totaled $1,914,336 and $1,255,932, respectively, and liabilities of the VIEs totaled $1,448,229 and $928,220, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans held-for-investment	$49,350	$60,299	$103,389	$123,558
Loans held-for-sale	—	121	—	121
Available-for-sale securities	—	247	—	527
Held-to-maturity securities	—	236	—	546
Cash and cash equivalents	103	41	203	367
Total interest income	49,453	60,944	103,592	125,119
Interest expense:
Repurchase facilities	6,047	14,276	14,998	33,951
Securitized debt obligations	7,129	6,502	11,746	15,936
Convertible senior notes	4,544	4,525	9,062	9,041
Term financing facility	2,633	—	4,755	—
Asset-specific financings	668	939	1,545	2,061
Revolving credit facilities	—	320	—	562
Senior secured term loan facilities	5,653	—	10,933	—
Total interest expense	26,674	26,562	53,039	61,551
Net interest income	22,779	34,382	50,553	63,568
Other income (loss):
Benefit from (provision for) credit losses	193	(14,205)	9,312	(67,541)
Realized losses on sales of loans held-for-sale	—	(6,894)	—	(6,894)
Fee income	—	—	—	522
Total other income (loss)	193	(21,099)	9,312	(73,913)
Expenses:
Base management fees	—	3,959	—	7,866
Compensation and benefits	5,017	—	10,477	—
Servicing expenses	1,124	1,002	2,440	2,111
Other operating expenses	2,564	10,060	4,691	18,613
Total expenses	8,705	15,021	17,608	28,590
Income (loss) before income taxes	14,267	(1,738)	42,257	(38,935)
Benefit from income taxes	(2)	(5)	(3)	(11)
Net income (loss)	14,269	(1,733)	42,260	(38,924)
Dividends on preferred stock	25	25	50	50
Net income (loss) attributable to common stockholders	$14,244	$(1,758)	$42,210	$(38,974)
Basic earnings (loss) per weighted average common share	$0.26	$(0.03)	$0.77	$(0.71)
Diluted earnings (loss) per weighted average common share	$0.24	$(0.03)	$0.71	$(0.71)
Weighted average number of shares of common stock outstanding:
Basic	55,009,732	55,158,283	55,073,317	55,107,347
Diluted	58,526,985	55,158,283	72,564,914	55,107,347
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$14,244	$(1,758)	$42,210	$(38,974)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	—	3,712	—	(32)
Other comprehensive income (loss)	—	3,712	—	(32)
Comprehensive income (loss)	$14,244	$1,954	$42,210	$(39,006)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2019	54,853,205	549	1,048,484	32	162,076	(192,005)	1,019,136	—	1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	(18,472)	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	1,048,484	32	143,604	(192,005)	1,000,664	—	1,000,664
Net loss	—	—	—	—	(37,191)	—	(37,191)	—	(37,191)
Other comprehensive loss before reclassifications	—	—	—	(4,511)	—	—	(4,511)	—	(4,511)
Amounts reclassified from accumulated other comprehensive income	—	—	—	767	—	—	767	—	767
Net other comprehensive loss	—	—	—	(3,744)	—	—	(3,744)	—	(3,744)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	283,680	3	1,352	—	—	—	1,355	—	1,355
Balance, March 31, 2020	55,136,885	552	1,049,836	(3,712)	106,413	(192,030)	961,059	—	961,059
Net loss	—	—	—	—	(1,733)	—	(1,733)	—	(1,733)
Other comprehensive income before reclassifications	—	—	—	4,223	—	—	4,223	—	4,223
Amounts reclassified from accumulated other comprehensive income	—	—	—	(511)	—	—	(511)	—	(511)
Net other comprehensive income	—	—	—	3,712	—	—	3,712	—	3,712
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	68,197	—	1,323	—	—	—	1,323	—	1,323
Balance, June 30, 2020	55,205,082	$552	$1,051,159	$—	$104,680	$(192,055)	$964,336	$—	$964,336

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data) (Continued)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2020	55,205,082	552	1,058,298	$—	103,165	(228,169)	933,846	—	933,846
Net income	—	—	—	—	27,991	—	27,991	—
Restricted stock forfeiture	(97,425)	(1)	(918)	—	—	—	(919)	—	(919)
Common dividends declared, $0.25 per share	—	—	—	—	—	(14,008)	(14,008)	—	(14,008)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	—	—	1,887	—	—	—	1,887	—	1,887
Contributions from non-controlling interests	—	—	—	—	—	—	—	125	125
Balance, March 31, 2021	55,107,657	551	1,059,267	—	131,156	(242,202)	948,772	125	948,897
Net income	—	—	—	—	14,269	—	14,269	—	14,269
Restricted stock forfeiture	(17,628)	—	(275)	—	—	—	(275)	—	(275)
Repurchase of common stock	(300,891)	(3)	(4,267)	—	—	—	(4,270)	—	(4,270)
Common dividends declared, $0.25 per share	—	—	—	—	—	(13,939)	(13,939)	—	(13,939)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	1,048	—	1,639	—	—	—	1,639	—	1,639
Balance, June 30, 2021	54,790,186	$548	$1,056,364	$—	$145,425	$(256,166)	$946,171	$125	$946,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$42,260	$(38,924)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(16,652)	(9,321)
Amortization of deferred debt issuance costs on repurchase facilities, asset-specific financings, convertible senior notes, securitized debt obligations, senior secured term loan facilities and term financing facilities	5,636	3,280
(Benefit from) provision for credit losses	(9,312)	67,541
Realized losses on sales of loans held-for-sale	—	6,894
Amortization of equity-based compensation	3,526	2,678
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	2,239	(326)
Decrease in other assets	1,355	1,501
Increase (decrease) in other liabilities	1,670	(1,018)
Net cash provided by operating activities	30,722	32,305
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(228,750)	(257,004)
Proceeds from repayment of loans held-for-investment	524,557	106,115
Principal payments on held-to-maturity securities	—	6,350
Proceeds from sales of loans held-for-sale	—	12,771
Net cash provided by (used in) investing activities	295,807	(131,768)
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	82,931	310,471
Principal payments on repurchase facilities	(1,074,611)	(203,576)
Proceeds from issuance of securitized debt obligations	685,766	—
Principal payments on securitized debt obligations	(162,366)	(60,000)
Proceeds from asset-specific financings	—	4,777
Repayment of asset-specific financings	(40,323)	—
Proceeds from revolving credit facilities	—	38,361
Repayment of revolving credit facilities	—	(67,780)
Proceeds from term financing facility	349,291	—
Repayment of term financing facility	(204,606)	—
Payment of debt issuance costs	(8,353)	—
Contributions from non-controlling interests	125	—
Tax withholding on restricted stock	(1,194)	—
Repurchase of common stock	(4,270)	—
Dividends paid on preferred stock	(50)	(50)
Dividends paid on common stock	(39,032)	(23,038)
Net cash used in financing activities	(416,692)	(835)
Net decrease in cash, cash equivalents and restricted cash	(90,163)	(100,298)
Cash, cash equivalents and restricted cash at beginning of period	329,193	159,764
Cash, cash equivalents and restricted cash at end of period	$239,030	$59,466
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$53,505	$63,350
Cash paid for taxes	$611	$—
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$19,665
Dividends declared but not paid at end of period	$13,964	$25
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc. is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding options, including borrowing under our bank credit facilities or other asset-specific financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, entering into term financing agreements, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and our view of the most appropriate funding option available for our investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”. We operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We operate our business as one segment. We were incorporated in Maryland on April 7, 2017 and commenced operations as a publicly traded company on June 28. 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2021 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2021 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. As of June 30, 2021, the COVID-19

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
pandemic remains ongoing. During 2020, the pandemic created significant macroeconomic disruptions, increased rates of unemployment and has adversely impacted many industries, including those related to the real estate collateral underlying certain of our loans. So far in 2021, the global and U.S. economic activity has, to varying degrees, begun to improve, as wider distribution of the COVID-19 vaccines has continued. As a result, macroeconomic forecasts have improved over the last few quarters, including expectations for unemployment rates and overall economic output. Nonetheless, the ongoing pandemic may continue to adversely impact macroeconomic recovery, particularly with respect to the emergence of new variants of the COVID-19 virus, the continued distribution and acceptance of vaccines and the effectiveness of such vaccines against new variants of the COVID-19 virus. Even though the overall market conditions have been improving, the fluid nature of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and real estate markets. Accordingly, given the ongoing nature of the outbreak, at this time the Company cannot reasonably estimate the magnitude of the long-term impact that COVID-19 may have on the Company’s business, financial performance and operating results. The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021. However, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2021.
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
Recently Issued and/or Adopted Accounting Standards
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has loan agreements, and debt agreements that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,631,658	$1,713	$14,121	$3,647,492
Unamortized (discount) premium	(64)	—	—	(64)
Unamortized net deferred origination fees	(12,113)	—	—	(12,113)
Allowance for credit losses	(53,371)	(1,713)	(2,587)	(57,671)
Carrying value	$3,566,110	$—	$11,534	$3,577,644
Unfunded commitments	$441,096		$—	$441,096
Number of loans	97	1	1	99
Weighted average coupon	5.0%	13.0%	8.0%	5.0%
Weighted average years to maturity (2)	0.9	4.4	5.6	1.0

	December 31, 2020
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,915,833	$2,366	$14,235	$3,932,434
Unamortized (discount) premium	(75)	—	—	(75)
Unamortized net deferred origination fees	(17,890)	—	—	(17,890)
Allowance for credit losses	(60,130)	(2,366)	(4,170)	(66,666)
Carrying value	$3,837,738	$—	$10,065	$3,847,803
Unfunded commitments	$503,726	$—	$—	$503,726
Number of loans	101	1	1	103
Weighted average coupon	5.1%	13.0%	8.0%	5.1%
Weighted average years to maturity (2)	1.1	4.9	6.1	1.1
____________________
(1)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Based on contractual maturity date. Certain loans are subject to contractual extension options with such conditions stipulated in the applicable loan documents. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment fee. The Company may also extend contractual maturities in connection with certain loan modifications.

(dollars in thousands)	June 30, 2021		December 31, 2020
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,627,802	45.5%	$1,720,705	44.7%
Multifamily	909,150	25.5%	910,557	23.7%
Hotel	531,383	14.9%	646,869	16.8%
Retail	337,879	9.4%	332,218	8.6%
Industrial	130,492	3.6%	196,677	5.1%
Other	40,938	1.1%	40,777	1.1%
Total	$3,577,644	100.0%	$3,847,803	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in thousands)	June 30, 2021		December 31, 2020
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$944,100	26.4%	$1,028,584	26.8%
Southwest	686,121	19.2%	802,233	20.8%
West	625,536	17.5%	682,236	17.7%
Midwest	679,837	19.0%	712,675	18.5%
Southeast	642,050	17.9%	622,075	16.2%
Total	$3,577,644	100.0%	$3,847,803	100.0%
At June 30, 2021 and December 31, 2020, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.4 billion and $3.8 billion, respectively, as collateral under repurchase facilities, an asset-specific financing facility, a term financing facility and securitized debt obligations. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$3,799,836	$4,251,251	$3,847,803	$4,226,212
Originations, additional fundings and capitalized deferred interest	197,838	72,591	239,615	260,013
Repayments	(422,969)	(3,976)	(524,557)	(106,115)
Transfers to loans held-for-sale	—	(19,665)	—	(19,665)
Net discount accretion (premium amortization)	4	8	11	16
Increase in net deferred origination fees	(2,305)	(556)	(2,339)	(3,009)
Amortization of net deferred origination fees	3,478	4,539	8,116	9,305
Benefit from (provision for) credit losses	1,762	(14,145)	8,995	(76,710)
Balance at end of period	$3,577,644	$4,290,047	$3,577,644	$4,290,047

Allowance for Credit Losses
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments, the Company continues to use a third-party licensed probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect the ongoing impact of the COVID-19 pandemic on the overall U.S. economy and commercial real estate markets generally. Driven by the general progress around the development and distribution of the COVID-19 vaccines over the last few quarters, those macroeconomic forecasts have been improving, including expectations for unemployment rates, overall economic output and values of real estate properties. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, loan to value ratio, or LTV, remaining contractual loan term, property type and others. In certain instances, for loans with unique risk and credit characteristics, the Company may instead elect to employ different methods to estimate an allowance for credit losses that also conform to ASU 2016-13 and related guidance.
As of June 30, 2021, the Company recognized an allowance for credit losses related to its loans held-for-investment of $57.7 million, which reflected a benefit from provision for credit losses of $1.8 million for the three months ended June 30, 2021. The benefit from provision for credit losses related to expectations for further improvement in macroeconomic conditions and the $423.0 million of loan repayments and principal amortization, was mostly offset by establishing an allowance for credit losses related to $163.4 million of new loan originations and an increase in the allowance for credit loss related to an office loan with an unpaid principal balance of $54.9 million, that was individually assessed in accordance with ASU 2016-13 during the three months ended June 30, 2021, as further discussed below. The other two loans that were also individually assessed during the three months ended June 30, 2021, had been previously largely reserved for.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2021, the Company recognized $5.2 million in other liabilities related to the allowance for credit losses on unfunded commitments. During the three months ended June 30, 2021, the Company recognized a provision for credit losses of $1.6 million mainly related to unfunded commitments on the office loan that was individually assessed and new loan originations. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income (loss) on the Company’s condensed consolidated statements of comprehensive income (loss).
The following table presents the changes for the three and six months ended June 30, 2021 and 2020 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2021	2021
Balance at beginning of period	$59,433	$66,666
(Benefit from) provision for credit losses	(1,762)	(8,995)
Writeoffs	—	—
Recoveries of amounts previously written off	—	—
Balance at end of period	$57,671	$57,671

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020	2020
Balance at beginning of period	$62,565	$16,692
(Benefit from) provision for credit losses	14,145	60,018
Writeoffs	—	—
Recoveries of amounts previously written off	—	—
Balance at end of period	$76,710	$76,710
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. During the three months ended June 30, 2021, the Company placed three loans on nonaccrual status and reversed $2.1 million of accrued interest related to these loans. As of June 30, 2021, the Company had four senior loans with a total unpaid principal balance of $259.6 million and carrying value of $225.1 million that are held on nonaccrual status. Any reversal of accrued interest income is recorded in interest income on the Company’s condensed consolidated statements of comprehensive income (loss). No other loans were considered past due as of June 30, 2021.
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2021	2021
Nonaccrual loan carrying value at beginning of period	$19,264	$17,835
Nonaccrual loan carrying value at end of period	$225,115	$225,115

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Loan Risk Ratings
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$173,110	$172,192	6	$183,369	$182,730
2	50	1,758,265	1,744,608	50	1,863,590	1,847,332
3	24	756,020	743,248	29	1,055,782	1,026,662
4	16	722,953	713,322	17	762,636	732,310
5	3	237,144	204,274	1	67,057	58,769
Total	99	$3,647,492	$3,577,644	103	$3,932,434	$3,847,803
The following table presents the carrying value of loans held-for-investment as of June 30, 2021 and 2020 by risk rating and year of origination:

	June 30, 2021
(dollars in thousands)	Origination Year
Risk Rating	2021	2020	2019	2018	2017	2016	Prior	Total
1	$—	$—	$63,154	$75,521	$—	$33,517	$—	$172,192
2	160,480	81,229	1,009,578	338,586	65,411	37,372	51,952	1,744,608
3	—	13,555	230,401	236,156	195,171	67,965	—	743,248
4	—	43,787	201,845	125,123	198,099	—	144,468	713,322
5	—	—	58,924	99,495	45,855	—	—	204,274
Total	$160,480	$138,571	$1,563,902	$874,881	$504,536	$138,854	$196,420	$3,577,644

	June 30, 2020
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1	$—	$—	$117,510	$21,393	$33,283	$—	$172,186
2	73,459	1,118,870	594,483	418,305	188,227	82,099	2,475,443
3	11,823	346,911	257,580	238,337	—	11,121	865,772
4	40,364	164,507	249,086	181,459	—	141,230	776,646
5	—	—	—	—	—	—	—
Total	$125,646	$1,630,288	$1,218,659	$859,494	$221,510	$234,450	$4,290,047
During the three months ended June 30, 2021, the Company downgraded two loans with an aggregate principal balance of $169.0 million and a total carrying value of $145.4 million to a risk rating of “5”. These risk rating downgrades are due to new information available during the three months ended June 30, 2021 related to the operating performance of the collateral properties securing these loans, which have been adversely affected by market conditions driven by the COVID-19 pandemic. The Company determined that both of these loans met the criteria for individual assessment under the CECL framework, as further discussed below.
During the three months ended June 30, 2021, the Company entered into a loan modification related to a retail asset located in Pasadena, CA, which is classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments due to the collateral property’s cash flows and operating performance being adversely affected by the ongoing effects of the COVID-19 pandemic. This loan had also been previously modified. At June 30, 2021, this first mortgage loan had an outstanding principal balance of $114.1 million, a maturity date of July 9, 2021 and was assigned a risk rating of “5”. The Company determined that the recovery of its loan principal is collateral-dependent. Accordingly, this loan was assessed individually and the Company has elected to apply a practical expedient in accordance with ASU 2016-13. At June 30, 2021, the Company recorded an allowance for credit loss of $14.1 million on this loan based on the Company’s estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and required significant judgment. Additionally, as of June 30, 2021, the Company placed this loan on nonaccrual status and reversed $0.3 million of interest income. Subsequent to June 30, 2021, this loan’s maturity date passed without the loan being paid off. The Company is evaluating a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
During the three months ended June 30, 2021, a first mortgage loan with a principal balance of $54.9 million collateralized by an office property located in Washington D.C. was downgraded to a risk rating of “5” as a result of the collateral property’s operating performance being adversely affected by the ongoing office leasing market challenges related to the COVID-19 pandemic. During the three months ended June 30, 2021, the Company entered into a loan modification related to this asset, which included, among other changes, a reallocation of certain reserves. This loan had also been previously modified. The Company determined that the recovery of its loan principal is collateral-dependent. Accordingly, this loan was assessed individually and the Company has elected to apply a practical expedient in accordance with ASU 2016-13. At June 30, 2021,

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
the Company recorded an allowance for credit loss of $8.9 million on the unpaid principal balance of this loan based on the Company’s estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and required significant judgment. Additionally, as of June 30, 2021, the Company placed this loan on nonaccrual status and reversed $0.8 million of interest income. The Company is evaluating a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, a negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
During 2020, the Company entered into a loan modification related to a hospitality asset located in Minneapolis, MN, which was classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments. At June 30, 2021, this first mortgage loan had an outstanding principal balance of $68.1 million and was assigned a risk rating of “5”. The Company determined that the recovery of its loan principal is collateral-dependent. Accordingly, this loan was assessed individually and the Company has elected to apply a practical expedient in accordance with ASU 2016-13. At June 30, 2021, the Company recorded an allowance for credit loss of $9.1 million on this loan based on the Company’s estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the hotel collateral also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and required significant judgment. Additionally, as of June 30, 2021, the Company placed this loan on nonaccrual status and reversed $1.0 million of interest income. The Company is evaluating a variety of potential options with respect to the resolution of this loan, which, among others, may include a sale of the underlying collateral property, a negotiated deed-in-lieu of foreclosure, or a sale of the loan.
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Loans held-for-investment	$1,922,958	$1,200,479
Allowance for credit losses	(21,407)	(15,914)
Loans held-for-investment, net	1,901,551	1,184,565
Cash and cash equivalents	3	—
Restricted cash	—	62,804
Other assets	12,782	8,563
Total Assets	$1,914,336	$1,255,932
Securitized debt obligations	$1,446,603	$927,128
Other liabilities	1,626	1,092
Total Liabilities	$1,448,229	$928,220

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
The following table details our CRE CLO securitized debt obligations:

(in thousands)	June 30, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL3 CRE CLO
Collateral assets	$823,744	$818,253	L+3.9%
Financing provided	685,766	680,938	L+1.6%
GPMT 2019-FL2 CRE CLO
Collateral assets	744,299	727,768	L+4.0%
Financing provided	573,101	571,179	L+1.7%
GPMT 2018-FL1 CRE CLO
Collateral assets	360,884	355,530	L+5.1%
Financing provided	194,486	194,486	L+2.1%
Total
Collateral assets	$1,928,927	$1,901,551	L+4.1%
Financing provided	$1,453,353	$1,446,603	L+1.7%
____________________
(1)Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of all in weighted average yield at origination exclude fixed rate loans. Calculations of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs.

Note 5. Secured Financing Agreements
To finance its loans held-for-investment, the Company has entered into a variety of secured financing arrangements with several counterparties, including repurchase facilities, an asset-specific financing facility and a term financing facility. The Company’s repurchase facilities are collateralized by loans held-for-investment and certain cash balances. Although the transactions under repurchase facilities represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase facilities, capital market events, would require the Company to fund margin calls. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The Company’s asset-specific financing facility and term financing facility are also collateralized by loans held-for-investment. Neither facility contains mark-to-market provisions and both are generally term-matched to the underlying assets, not to exceed February 9, 2025 in the case of the term financing facility.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2022	$284,053	$215,947	$500,000	$452,195	2.2%
Goldman Sachs Bank USA (3)	May 2, 2023	—	—	—	6,032	—%
JPMorgan Chase Bank	June 28, 2022	165,459	284,541	450,000	255,115	2.2%
Citibank	January 9, 2023	195,948	304,052	500,000	255,855	1.7%
Wells Fargo Bank (4)	June 28, 2022	71,736	28,264	100,000	109,165	2.1%
Total/Weighted Average		$717,196	$832,804	$1,550,000	$1,078,362
Asset-specific financings:
CIBC Bank USA	Term Matched	$82,768	$67,232	$150,000	$106,456	1.8%
Term financing facility:
Goldman Sachs Bank USA (5)	February 14, 2025	$142,414	$—	$142,414	$338,918	3.7%

	December 31, 2020
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	$435,719	$164,281	$600,000	$657,066	2.3%
Goldman Sachs Bank USA	May 2, 2021	395,990	104,010	500,000	593,625	2.5%
JPMorgan Chase Bank	June 28, 2022	361,797	88,203	450,000	536,758	2.5%
Citibank	January 9, 2023	386,049	113,951	500,000	504,236	1.8%
Wells Fargo Bank	June 28, 2021	129,320	145,680	275,000	185,282	2.1%
Total/Weighted Average		$1,708,875	$616,125	$2,325,000	$2,476,967
Asset-specific financings:
CIBC Bank USA	Term Matched	$123,091	$26,909	$150,000	$152,929	2.5%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of June 30, 2021, the Company retained an option to increase the maximum facility capacity amount up to $600 million, subject to customary terms and conditions.
(3)On May 2, 2021, the Company entered into its contractual two-year amortization period on the facility following the expiration of its availability period on that day. Subsequent to June 30, 2021, on July 13, 2021, the Company and Goldman Sachs Bank USA entered into amendments to the facility documents allowing for new borrowings under the facility, with a new availability period expiration date of July 13, 2023. The facility document amendments also set the maximum facility capacity amount at $250 million, with a Company option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions. See Note 17 – Subsequent Events for further details.
(4)As of June 30, 2021, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
(5)Amount outstanding includes unamortized debt issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At June 30, 2021, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	June 30, 2021
(dollars in thousands)	Repurchase Facilities	Asset-Specific Financings	Term Financing Facility	Total Amount Outstanding
2021	$—	82,768	$—	$82,768
2022	521,247	—	—	521,247
2023	195,949	—	—	195,949
2024	—	—	—	—
2025	—	—	142,414	142,414
Thereafter	—	—	—	—
Total	$717,196	$82,768	$142,414	$942,378
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$284,053	$164,536	17%	0.99	$435,719	$230,815	25%	0.49
JPMorgan Chase Bank	165,459	94,984	10%	0.99	361,797	187,282	20%	1.50
Goldman Sachs Bank USA	—	6,093	1%	1.84	395,990	203,297	22%	0.33
Citibank	195,948	62,944	7%	1.53	386,049	124,913	13%	2.02
Wells Fargo Bank	71,736	38,153	4%	0.99	129,320	57,483	6%	0.49
Total	$717,196	$366,710			$1,708,875	$803,790
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
Financial Covenants
We are subject to a variety of financial covenants under our secured financing agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2021:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2021, our unrestricted cash, as defined, was $236.9 million, while 5.0% of our recourse indebtedness, as defined, was $34.7 million.
•Tangible net worth must be greater than the sum of 75.0% of tangible net worth as of June 30, 2021 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million. As of June 30, 2021, our tangible net worth, as defined, was $1.0 billion.
•Target asset leverage ratio cannot exceed 77.5% and our total leverage ratio cannot exceed 80.0%. As of June 30, 2021, our target asset leverage ratio, as defined, was 65.7% and our total leverage ratio, as defined, was 74.2%.
•Minimum interest coverage must be greater than 1.5:1.0. As of June 30, 2021, our minimum interest coverage, as defined, was 1.9:1.0.
We may also be subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 6. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2021, the notes had a conversion rate of 51.9943 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2021, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of June 30, 2021 and December 31, 2020 was $272.1 million and $271.3 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the Convertible Senior Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cash coupon	$4,119	$4,119	$8,238	$8,238
Amortization of issuance costs	425	406	824	803
Total interest expense	$4,544	$4,525	$9,062	$9,041
The following table details the carrying value of the Convertible Senior Notes:
December 2022 Convertible Senior Notes

	June 30,	December 31,
(in thousands)	2021	2020
Principal outstanding	$143,750	$143,750
Less: Unamortized issuance costs	(1,340)	(1,774)
Net carrying value	$142,410	$141,976
October 2023 Convertible Senior Notes

	June 30,	December 31,
(in thousands)	2021	2020
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(1,936)	(2,326)
Net carrying value	$129,664	$129,274

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
The table below summarizes the net carrying amount of the senior secured term loan facilities:

	June 30,	December 31,
(in thousands)	2021	2020
Principal outstanding	$225,000	$225,000
Less: Unamortized debt discount and issuance costs	(17,119)	(18,552)
Net carrying value	$207,881	$206,448
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
The senior secured term loan credit agreement also contains financial covenants that are substantially similar to the financial covenants under the Company’s repurchase facilities and asset-specific financing facility. If the Company fails to meet or satisfy any of the covenants in accordance with the senior secured term loan credit agreement and is unable to obtain a waiver or other suitable relief from the lenders, the Company would be in default and the Company’s lenders could elect to declare outstanding amounts due and payable. The Company was in compliance with all of its financial covenants as of June 30, 2021.
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of June 30, 2021, the Company held $2.1 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $5.0 million as of December 31, 2020. In addition, as of December 31, 2020, the Company held $62.8 million, in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs. As of June 30, 2021, the Company did not hold any restricted cash in its CRE CLOs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$236,953	$261,419
Restricted cash	2,077	67,774
Total cash, cash equivalents and restricted cash	$239,030	$329,193
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
Recurring Fair Value
As of June 30, 2021 and December 31, 2020, the Company held no assets or liabilities measured at fair value on a recurring basis.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from the application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. For collateral-dependent loans that are identified as impaired, the Company measures impairment by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the respective loan. To estimate the fair value of the underlying collateral the Company may (i) use certain valuation techniques, which, among others, may include a discounted cash flow method of valuation, or (ii) by obtaining a third-party independent assessment of value such as an appraisal or other opinion of value. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
During the three months ended June 30, 2021, the Company assigned a risk rating of “5” to three of its loans held-for-investment during the quarterly risk rating process. As of June 30, 2021, these three loans have an aggregate outstanding principal balance of $237.1 million, and an aggregate carrying value of $204.3 million. The Company recorded a CECL reserve on these three assets based on its estimation of the fair value of the each loan’s underlying collateral, less costs to sell, as of June 30, 2021. These loans held-for-investment are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of these loans held-for-investment include the exit capitalization rate and discount rate assumptions used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.50% to 7.50%, and from 7.00% to 10.00%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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
•Securitized debt obligations are recorded at outstanding principal, net of any unamortized deferred debt issuance costs. In determining the fair value of its securitized debt obligations, management’s judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company categorizes the fair value measurement of these liabilities as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2021. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior secured term facilities at its carrying value as of June 30, 2021. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,577,644	$3,611,252	$3,847,803	$3,867,286
Cash and cash equivalents	$236,953	$236,953	$261,419	$261,419
Restricted cash	$2,077	$2,077	$67,774	$67,774
Liabilities
Repurchase facilities	$717,196	$717,196	$1,708,875	$1,708,875
Securitized debt obligations	$1,446,603	$1,452,195	$927,128	$916,701
Asset-specific financings	$82,768	$82,768	$123,091	$123,091
Term financing facility	$142,414	$142,414	$—	$—
Convertible senior notes	$272,074	$272,426	$271,250	$257,411
Senior secured term loan facilities	$207,881	$207,881	$206,448	$206,448
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2021:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of June 30, 2021.
Unfunded Commitments on Loans Held-for-Investment

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of June 30, 2021 and December 31, 2020, the Company had unfunded loan commitments of $441.1 million and $503.7 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans, which have a weighted average future funding period of approximately two years. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies, generally, and the U.S. commercial real estate market, specifically, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
As of June 30, 2021, the Company recognized $5.2 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. During the six months ended June 30, 2021, the Company recognized a benefit from provision for credit losses of $0.3 million on unfunded commitments. During the three months ended June 30, 2021, the Company recognized an increase to the provision for credit losses of $1.6 million on unfunded commitments. Changes in the provision for credit losses for unfunded commitments are recognized through net income on the Company’s condensed consolidated statements of comprehensive income (loss).
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
During each of the three and six months ended June 30, 2021 and 2020, the Company declared dividends to the preferred stockholder of $25,000 and $50,000, respectively.
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of Series A preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third party investors for proceeds of $0.1 million. The 500 preferred shares of Series A preferred stock retained by the Company are eliminated in the Company’s condensed consolidated statements of changes in equity and the 125 shares sold to third party investors are shown in the Company’s condensed consolidated statements of changes in equity as non-controlling interests.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock from December 31, 2019 through June 30, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
Share Repurchases
The Company’s Share Repurchase Program allows for the repurchase of up to an aggregate of 2,000,000 shares of the Company’s common stock and has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended June 30, 2021, the Company repurchased 300,891 shares of its common stock at a weighted average price of $14.16 per share for an aggregate cost of $4.3 million. As of June 30, 2021, there remained 1,699,109 shares authorized for repurchase.
The Company has also authorized the repurchase of shares of restricted common stock granted to employees and directors for tax withholding purposes. During the three months ended June 30, 2021, the Company repurchased from directors 17,628 shares of its common stock for an aggregate cost of $0.3 million. During the six months ended June 30, 2021, the Company repurchased from employees and directors 115,053 shares of its common stock for an aggregate cost of $1.2 million.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of June 30, 2021, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three months ended June 30, 2021 and 2020.
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
Note 13. Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan, or the Plan, permits the granting of restricted common stock, phantom shares, or restricted stock units, both non-performance based, or RSUs, and performance-based, dividend equivalent rights and other equity-based awards to employees, directors, officers, advisors, consultants and other personnel. As of June 30, 2021, the Company had 2,228,088 shares of common stock available for future issuance under the Plan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company accounts for equity-based awards under ASC 718 - Compensation - Stock Compensation, which requires the Company to expense the cost of services received in exchange for equity-based awards based on the grant-date fair value of the awards. This expense is recognized ratably over the requisite service period following the date of grant. The fair value of awards of the Company's restricted common stock and RSUs is typically equivalent to the closing stock price on the grant date. The unrecognized compensation cost relating to such awards is recognized as an expense over the awards’ remaining vesting periods.
For the three and six months ended June 30, 2021, the Company recognized $1.6 million and $3.5 million, respectively, of compensation expense associated with all of the awards under the Plan, compared to $1.3 million and $2.7 million, respectively, recognized for the three and six months ended June 30, 2020, within other operating expenses on the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs for the six months ended June 30, 2021:

	Restricted Stock	RSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2020	569,535	403,903	$14.93
Granted	—	519,562	9.77
Vested	(137,728)	—	18.46
Forfeited	(97,425)	—	18.43
Outstanding at March 31, 2021	334,382	923,465	$11.32
Granted	—	44,853	14.77
Vested	(52,092)	(1,048)	5.12
Forfeited	(17,628)	(3,957)	5.93
Outstanding at June 30, 2021	264,662	963,313	$11.95

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2021:

Vesting Year	Restricted Stock	RSUs	Total Awards
2021	—	30,030	30,030
2022	172,077	218,034	390,111
2023	92,585	173,187	265,772
2024	—	173,194	173,194
2025	—	368,868	368,868
Total	264,662	963,313	1,227,975
At June 30, 2021, the Company had unrecognized compensation expense of approximately $1.7 million and $7.8 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above. These costs are expected to be recognized over a weighted average period of 1.5 years and 2.4 years, respectively.
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. For the year ended December 31, 2020, the Company did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and, consequently, the Company accrued an excise tax of $0.6 million. As of June 30, 2021, the Company distributed 100% of its REIT taxable income for the taxable year ended December 31, 2020, in part with dividends paid in 2021, and has complied with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of, or during, the periods presented in these condensed consolidated financial statements.
Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders - basic	$14,244	$(1,758)	$42,210	$(38,974)
Interest expense attributable to convertible notes	—	—	9,062	—
Net income (loss) attributable to common stockholders - diluted	$14,244	$(1,758)	$51,272	$(38,974)
Denominator:
Weighted average common shares outstanding	54,697,711	54,559,798	54,714,239	54,529,399
Weighted average restricted stock shares	312,021	598,485	359,078	577,948
Basic weighted average shares outstanding	55,009,732	55,158,283	55,073,317	55,107,347
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	—	14,065,946	—
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	1,101,306	—	1,009,704	—
Effect of dilutive shares issued in an assumed exercise of warrants issued in conjunction with the senior secured term loan facilities	2,415,947	—	2,415,947	—
Diluted weighted average shares outstanding	58,526,985	55,158,283	72,564,914	55,107,347
Earnings (loss) per share
Basic	$0.26	$(0.03)	$0.77	$(0.71)
Diluted	$0.24	$(0.03)	$0.71	$(0.71)

For the three and six months ended June 30, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $4.5 million and $9.1 million, respectively of interest expense and 14,065,946 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
In conjunction with entering into the senior secured term loan credit agreement and the warrants described in Note 12 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the senior secured term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s condensed consolidated statements of cash flows. For the three and six months ended June 30, 2021, these adjustments totaled $0.3 million and $0.5 million, respectively. Additionally, the computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming the exercise of warrants issued in conjunction with entering into the senior secured term loan credit agreement. The number of incremental shares is calculated by applying the treasury stock method. For the three and six months ended June 30, 2021, the additional 2.4 million shares attributable to the warrants were included in the computation of diluted earnings per share.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The number of incremental shares is calculated by applying the treasury stock method. For the three and six months ended June 30, 2021, 1,101,306 and 1,009,704, respectively, weighted-average unvested RSUs were included in the dilutive earnings per share denominator. The Company did not have any RSUs outstanding as of June 30, 2020.
Note 16. Related Party Transactions
Prior to the Internalization, the Company paid the Former Manager a base management fee equal to 1.5% of the Company’s equity, as defined in the management agreement with the Former Manager, or the Former Management Agreement, on an annualized basis. The Company incurred $4.0 million and $7.9 million, respectively, in management fees for the three and six months ended June 30, 2020. The Company did not incur a management fee for the three and six months ended June 30, 2021 because the Company was not managed by the Former Manager during the period as a result of the Internalization.
In addition, incentive fees, if earned, were payable to the Former Manager, as defined in the Former Management Agreement. No incentive fees were incurred for the three and six months ended June 30, 2021 and 2020.
Prior to the Internalization, the Company reimbursed the Former Manager for certain direct and allocated costs incurred by the Former Manager on behalf of the Company. During the three and six months ended June 30, 2020, these direct and allocated costs totaled approximately $1.5 million and $9.3 million, respectively. No direct and allocated costs were incurred by the Former Manager on behalf of the Company during the three and six months ended June 30, 2021 because the Company was not managed by the Former Manager during the period as a result of the Internalization.
Note 17. Subsequent Events
Events subsequent to June 30, 2021 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than as discussed below.
On July 13, 2021, the Company and Goldman Sachs Bank USA entered into amendments to the Goldman Sachs repurchase facility documents, or the Goldman Sachs Amendments, allowing for new borrowings under the facility, setting a new availability period expiration date of July 13, 2023, with an option to extend the availability period for one additional year and an option to extend the repurchase dates for all of the assets on the facility following the availability period for an additional two years, both subject to the terms and conditions of the Goldman Sachs Amendments and other facility documents. In addition, the Goldman Sachs Amendments adjusted the facility’s maximum facility amount to $250 million and provided options, subject to the terms and conditions of the Goldman Sachs Amendments, to increase the maximum facility amount to as much as $350 million and updated the facility’s benchmark rate transition mechanics.

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
Our Company
Granite Point Mortgage Trust Inc. is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We also operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We operate our business as one segment.
Through December 31, 2020, we were externally managed by Pine River Capital Management L.P., or the Former Manager, at which time we internalized our management function, or the Internalization.
COVID-19 Pandemic
As of June 30, 2021, the COVID-19 pandemic remains ongoing. During 2020, the pandemic created significant macroeconomic disruptions, increased rates of unemployment and adversely impacted many industries, including those related to the real estate collateral underlying certain of our loans. So far in 2021, the global and U.S. economic activity has, to varying degrees, begun to improve, as wider distribution of the COVID-19 vaccines has continued. As a result, macroeconomic forecasts have improved over the last few quarters, including expectations for unemployment rates and overall economic output. Nonetheless, the ongoing pandemic may continue to adversely impact the macroeconomic recovery, particularly with respect to the emergence of new variants of the COVID-19 virus, the continued distribution and acceptance of the vaccines and the effectiveness of such vaccines against new variants of the COVID-19 virus. The fluid nature of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act of 1934, as amended, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular those relating to the COVID-19 pandemic, including the ultimate impact of the COVID-19 pandemic on our business, financial performance and operating results. Our expectations, beliefs and estimates are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will prove to be correct or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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
•potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, including new variants;
•actions taken by governmental authorities and businesses to contain the COVID-19 outbreak or to mitigate its impact;
•the negative impacts of the COVID-19 pandemic on the U.S. and global economies, including the unemployment rate, and the impacts of COVID-19 pandemic on our financial condition, business operations and value of our assets, as well as the financial condition and operations of our borrowers;
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
Second Quarter 2021 Activity
Operating Results:
•GAAP net income of $13.7 million, or $0.25 per basic share, including a reversal of interest income of $(2.1) million, or $(0.04) per basic share related to three loans placed on nonaccrual status during the quarter.
•Distributable Earnings of $15.7 million, or $0.29 per basic share, which excludes the a $0.2 million decrease of the CECL reserve and $2.2 million, or $0.04 per basic share expense related to the amortization of non-cash equity compensation, as further described below.
•Book value per share of $17.27 inclusive of $(1.15) per share of total CECL reserve.
•Declared a regular quarterly common stock dividend of $13.9 million, or $0.25 per share of common stock.

Portfolio Activity:
•Originated seven loans with a total commitment of $203.8 million and a total principal balance of $163.4 million.
•Funded $30.4 million of principal balance on prior loan commitments.
•Received loan repayments and principal amortization of $423.0 million.
•Maintained a portfolio of 99 loan investments with a weighted-average stabilized loan to value ratio, or LTV, at origination of 63.5%, and a weighted-average all-in yield at origination of L+4.13%.
•Collected 100% of contractual interest payments during the second quarter of 2021, inclusive of loan modifications and four loans on nonaccrual status. Deferred, and added to the principal, $4.0 million of interest income during the quarter.
Financing Activity:
•Issued GPMT 2021-FL3, an $824 million CRE CLO with an initial advance rate of 83.25% and a weighted average interest rate at issuance of LIBOR + 1.62%, before transaction costs, which refinanced loans previously funded on several repurchase facilities, the asset-specific financing facility and the term financing facility.
•Extended the maturities of the Morgan Stanley and Wells Fargo repurchase financing facilities to June 28, 2022.
•Repurchased through open market transactions 300,891 shares of common stock in the open market at a weighted average price of $14.16 per share for an aggregate cost of $4.3 million.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share on a U.S. generally accepted accounting principles, or GAAP, basis, dividends declared, Distributable Earnings and book value per share. For the three months ended June 30, 2021, we recorded earnings per basic share of $0.25, declared a regular quarterly cash dividend of $0.25 per share of common stock and reported Distributable Earnings of $0.29 per basic share. Our book value as of June 30, 2021 was $17.27 per share, inclusive of $(1.15) of total Current Expected Credit Loss, or CECL, reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings per share and dividends declared per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$14,269	$(1,733)	$42,260	$(38,924)
Weighted average number of common shares outstanding	55,009,732	55,158,283	55,073,317	55,107,347
Basic earnings per basic common share	$0.26	$(0.03)	$0.77	$(0.71)
Dividend declared per common share	$0.25	$—	$0.50	$—

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
We use Distributable Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan portfolio and operations. For reporting purposes, we define Distributable Earnings as net income (loss) attributable to our stockholders, computed in accordance with GAAP, excluding: (i) non-cash equity compensation expenses; (ii) depreciation and amortization; (iii) any unrealized gains (losses) or other similar non-cash items that are included in net income for the applicable reporting period (regardless of whether such items are included in other comprehensive income (loss) or in net income for such period); and (iv) certain non-cash items and one-time expenses. Distributable Earnings may also be adjusted from time to time for reporting purposes to exclude one-time events pursuant to changes in GAAP and certain other material non-cash income or expense items approved by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the six months ended June 30, 2021, we recorded a $9.3 million benefit from provision for credit losses, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above.
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
The following table provides a reconciliation of GAAP net income (loss) attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of GAAP net income to Distributable Earnings:	(unaudited)		(unaudited)
GAAP net income attributable to common stockholders	$14,244	$(1,758)	$42,210	$(38,974)
Adjustments for non-distributable earnings:
(Benefit from) provision for credit losses	(193)	14,205	(9,312)	67,541
Non-cash equity compensation	1,639	1,323	3,526	2,677
Distributable Earnings	$15,690	$13,770	$36,424	$31,244
Distributable Earnings per basic share of common stock	$0.29	$0.25	$0.66	$0.57
Weighted average common shares - Distributable Earnings	55,009,732	55,158,283	55,073,317	55,107,347
The presentation for the comparative period has been reorganized to conform with the 2020 presentation of Distributable Earnings. This reorganization has no impact on Distributable Earnings.
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

(in thousands)	June 30, 2021	December 31, 2020
Stockholders’ equity	$947,171	$934,846
Preferred stock	(1,000)	(1,000)
Common stockholders’ equity	$946,171	$933,846
Shares:
Common stock	54,525,524	54,635,547
Restricted stock	264,662	569,535
Total outstanding	54,790,186	55,205,082
Book value per share of common stock	$17.27	$16.92
Book value per share as of June 30, 2021 includes the impact of an estimated allowance for credit losses of $62.9 million, or $1.15 per common share. See Note 2 – Basis of Presentation and Significant Accounting Policies of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
Portfolio Overview
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We place emphasis on diversifying our investment portfolio across geographical regions and local markets, property types, borrowers and loan structures. We do not limit our loan originations by geographical area or property type so that we may develop a well-diversified investment portfolio.
The Company’s interest-earning assets include its 100% loan investment portfolio. At June 30, 2021, our portfolio was comprised of 99 loans, of which 97 were senior first mortgage loans totaling $4.1 billion of commitments with an unpaid principal balance of $3.6 billion, and two were subordinated loans totaling $15.8 million in commitments and unpaid principal balance. During the three months ended June 30, 2021, we collected 100% of the contractual interest payments that were due under our loan agreements, after taking into consideration certain loans that have been modified mainly due to the impact of the COVID-19 pandemic and four loans on nonaccrual status. In connection with the loan modifications, the total amount of interest income that was deferred and added to the principal during the three months ended June 30, 2021 was $4.0 million, or 8.1% of our interest income recognized during the period. At June 30, 2021, the weighted average risk rating of our loan portfolio was 2.8, weighted by total unpaid principal balance, as compared to 2.7 at March 31, 2021.
During the three months ended June 30, 2021, we originated seven loans with a total unpaid principal balance of $163.4 million and total loan commitments of $203.8 million. Other loan fundings included $30.4 million of additional fundings made under existing loan commitments. Proceeds from loan repayments and principal amortization during the three months ended June 30, 2021 totaled $423.0 million. We generated interest income of $49.5 million, inclusive of a reversal of $2.1 million related to three loans placed on nonaccrual status during the period, and incurred interest expense of $26.7 million, which resulted in net interest income of $22.8 million. See Note 4 - Variable Interest Entities and Securitized Debt Obligations to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details.
The following table details our loan activity by unpaid principal balance for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
(in thousands)	2021	2020
Loan originations	$163,363	$—
Other loan fundings (1)	30,434	71,233
Deferred interest capitalized	4,041	1,358
Capitalized deferred interest repaid	(469)	—
Loan repayments	(422,500)	(23,778)
Total loan activity, net	$(225,131)	$48,813
____________________
(1)Additional fundings made under existing loan commitments

The following table details overall statistics for our investment portfolio as of June 30, 2021:

Portfolio Summary
Number of loans	99
Total loan commitments	$4,088,588
Unpaid principal balance	$3,647,492
Unfunded loan commitments	$441,096
Carrying value	$3,577,644
Weighted-average cash coupon	L+3.48%
Weighted-average all-in yield	L+4.13%
Stabilized LTV at origination	63.5%

The following table provides detail of our portfolio as of June 30, 2021:

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/15	$120.0	$120.0	$119.4	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	92.8	91.8	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/18	114.1	114.1	99.5	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/19	101.6	89.8	88.8	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	91.1	90.1	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	07/19	94.0	77.3	76.5	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	12/18	92.0	71.4	71.3	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	10/19	87.8	67.8	67.0	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	01/20	81.9	56.1	55.5	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.2	80.9	80.0	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/19	76.8	76.8	75.9	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	09/19	76.6	75.1	74.9	L+3.07%	L+3.58%	3.0	NY	Multifamily	62.7%	67.1%
Senior	11/17	75.3	75.3	74.8	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	10/17	74.8	54.9	45.9	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	12/16	71.8	68.2	68.0	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	11/17	68.3	65.5	65.4	L+4.10%	L+4.73%	3.0	CA	Office	66.8%	67.0%
Senior	01/19	68.1	68.1	58.9	L+3.85%	L+4.38%	3.0	MN	Hotel	67.2%	64.5%
Senior	12/19	65.2	50.2	49.6	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	09/19	60.2	60.2	60.1	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	55.9	55.8	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	06/19	54.1	50.9	50.6	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	06/21	52.7	46.6	45.8	L+4.32%	L+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	12/15	52.0	52.0	52.0	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	05/17	51.6	51.6	47.6	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	12/18	51.0	51.0	50.7	L+2.99%	L+3.40%	3.0	IL	Multifamily	78.6%	74.9%
Senior	02/20	50.5	44.5	43.8	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	35.5	35.5	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	12/19	48.5	45.2	44.8	L+3.61%	L+4.20%	3.0	NY	Industrial	76.8%	72.4%
Senior	08/19	46.4	41.7	41.3	L+2.84%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/16	46.0	37.4	37.4	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	06/18	46.0	46.0	45.9	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/18	45.7	44.9	44.8	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	05/19	44.1	41.9	41.2	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	12/17	42.9	39.9	39.8	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	10/19	42.9	33.2	33.1	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	08/17	41.4	41.4	40.7	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/21	38.9	24.2	23.7	L+3.28%	L+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	34.8	34.7	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/19	38.2	36.2	35.9	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	11/18	37.1	33.1	33.0	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	30.3	30.2	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	06/18	34.9	30.3	30.0	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	03/20	34.9	13.8	13.6	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	05/17	34.8	31.1	31.1	L+5.35%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	12/18	34.2	29.8	28.6	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.8	29.6	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	03/16	33.7	33.7	33.5	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/19	33.7	26.0	25.8	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/20	33.5	26.0	25.7	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	11/19	33.2	31.2	30.9	L+2.70%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	32.1	27.7	27.5	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	19.0	19.0	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	30.2	30.1	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	08/19	31.5	28.1	27.9	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/19	31.3	31.1	31.0	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	05/18	31.0	30.5	30.4	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	05/17	30.9	29.3	28.8	L+4.00%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	06/21	30.5	29.0	28.5	L+3.22%	L+3.58%	3.0	GA	Multifamily	73.0%	65.8%

Senior	07/17	28.8	28.8	28.6	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	11/19	27.7	18.5	18.3	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.5	26.9	26.8	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	25.0	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	06/17	27.0	24.0	23.9	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	24.4	24.2	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.3	26.0	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	12/18	26.1	21.8	21.7	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	25.9	19.8	19.8	L+4.00%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	09/18	25.5	22.5	20.8	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	10/15	25.2	25.2	25.0	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	09/17	24.9	21.9	21.8	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	07/19	24.0	18.3	18.3	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	23.7	23.5	23.4	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	05/21	23.4	14.8	14.5	L+3.50%	L+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	07/19	23.3	20.0	19.9	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	03/18	23.0	23.0	23.0	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.6	17.0	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	06/19	21.5	21.5	21.4	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/18	21.5	19.3	19.1	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	01/18	21.4	19.6	19.6	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	03/19	21.0	20.8	20.6	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.5	19.4	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	04/21	21.0	19.8	19.5	L+3.24%	L+3.56%	3.0	NJ	Multifamily	77.5%	74.2%
Senior	06/19	20.9	19.6	19.6	10.00%	14.17%	1.0	FL	Other	39.7%	57.2%
Senior	05/21	20.6	15.5	15.4	L+3.99%	L+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	11/18	19.0	16.4	16.4	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.7	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	08/19	18.4	18.4	18.3	L+2.97%	L+3.45%	3.0	TN	Multifamily	63.6%	62.1%
Senior	01/19	18.2	18.2	18.2	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	08/17	17.9	14.9	14.9	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	06/21	16.7	13.5	13.1	L+3.35%	L+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/18	16.6	12.1	12.0	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	15.2	11.6	11.5	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	04/19	14.4	13.2	13.1	L+3.75%	L+4.31%	3.0	OH	Multifamily	62.6%	65.4%
Mezzanine	01/17	14.1	14.1	11.5	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.7	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	11/15	1.7	1.7	—	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,088.6	$3,647.5	$3,577.6	L+3.48%	L+4.13%	3.1			65.9%	63.5%
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
The following charts illustrate the diversification and composition of our portfolio based on types of properties securing our loan investments, geographic distribution, interest rate and investment type, as of June 30, 2021:
Portfolio Management and Credit Quality
We actively manage each loan investment from closing and initial funding through final repayment, and assess the risk of credit deterioration by quarterly evaluating the performance of the underlying collateral properties. We also evaluate the macroeconomic environment, prevailing real estate fundamentals and local property market dynamics. Typically, our loan documents allow us, among other things, to receive regular property, borrower and guarantor financial statements; approve annual budgets and major tenant leases; and enforce loan covenants and remedies. In addition, we work with Trimont Real Estate Advisors LLC, one of the leading commercial real estate loan servicers, who provides us with a fully-dedicated and experienced team to increase efficiency and leverage our internal resources in servicing and asset managing our loan investments. Our internal team retains authority on all asset management decisions.
We maintain strong relationships and an active asset management dialogue with our borrowers. We have utilized these relationships to address the impacts of the COVID-19 pandemic on our loans secured by properties experiencing business interruptions and pressure on operating cash flows, most significantly hotel and retail properties. As a result of the ongoing negative effects the pandemic has had on the economy, generally, the real estate market as a whole and specific properties, some of our borrowers have indicated to us that they will be unable to execute their business plans on the original timeline, have had to temporarily close their properties by order of local authorities, have had tenants whose businesses were closed, or have experienced adverse business consequences, and have requested temporary interest forbearance (mainly deferrals and, to a lesser extent, waivers), or other modifications of their loans including extensions of term and modifications or waivers of certain extension conditions. We have been working closely with our borrowers to provide them with short-term relief to help manage through these market dislocations and business interruptions at their properties. During the three months ended June 30, 2021, we entered into modifications on eight loans with an aggregate principal balance of approximately $409.1 million.
Our loan modifications typically include temporary reductions in the amount of cash interest collected, permit accrual of a portion of the interest due during the modification period to be repaid at a later date, permit the use of existing cash loan reserves to pay debt service due on our loans and other property-level expenses and/or modify or waive term extensions and certain performance tests or covenants. Our loan modifications are often coupled with additional equity or other forms of credit support from the sponsors. The total amount of interest income that was deferred and added to the principal during the three months ended June 30, 2021 was $4.0 million.
We are generally encouraged by our borrowers’ overall response to the impact of the COVID-19 pandemic on their properties. We continue to work with them to address the circumstances caused by the pandemic while seeking to protect the credit attributes of our portfolio. However, these efforts may not be successful in all cases, and we may experience payment delinquencies, defaults, foreclosures or losses. While we believe the principal amounts of our loans are generally adequately protected by the underlying value of the collateral properties, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
In addition to ongoing asset management, we review our entire portfolio quarterly, assess the performance of each loan and assign it a risk rating on a scale between “1” and “5,” from least risk to greatest risk, respectively. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our consolidated financial statements included in this Form 10-Q for a discussion regarding our risk rating methodology we use for our portfolio.
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	June 30, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$173,110	$172,192	6	$183,369	$182,730
2	50	1,758,265	1,744,608	50	1,863,590	1,847,332
3	24	756,020	743,248	29	1,055,782	1,026,662
4	16	722,953	713,322	17	762,636	732,310
5	3	237,144	204,274	1	67,057	58,769
Total	99	$3,647,492	$3,577,644	103	$3,932,434	$3,847,803

Other Portfolio Developments
During the three months ended June 30, 2021, we recorded a decrease of $0.2 million in the allowance for credit losses, which resulted in the overall CECL reserve of $62.9 million at June 30, 2021. The relatively stable estimate of allowance for credit losses reflects an increase in the estimated allowance on three collateral-dependent assets, which was offset by the changes in the composition of our investment portfolio due to loan repayments realized during the period, new originations and moderately improved expectations of macroeconomic conditions.
During 2020, we entered into a loan modification related to a hospitality asset located in Minneapolis, MN, which was classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments. At June 30, 2021, this first mortgage loan had an outstanding principal balance of $68.1 million and was assigned a risk rating of “5”. At June 30, 2021, we recorded an allowance for credit loss of $9.1 million on this loan. The allowance for credit loss was recorded based on our estimation of fair value of the loan’s underlying collateral as of June 30, 2021. Additionally, as of June 30, 2021, we placed this loan on nonaccrual status and recorded a reversal of interest income of $1.0 million. We are evaluating a variety of potential options with respect to the resolution of this loan, which, among others, may include a sale of the underlying collateral property, a foreclosure, a negotiated deed-in-lieu of foreclosure or a sale of the loan.
During the three months ended June 30, 2021, we entered into a loan modification related to a retail asset located in Pasadena, CA, which is classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments due to the collateral property’s cash flows and operating performance being adversely affected by the ongoing effects of the COVID-19 pandemic. At June 30, 2021, this first mortgage loan had an outstanding principal balance of $114.1 million, a maturity date of July 9, 2021 and was assigned a risk rating of “5.” During the three months ended June 30, 2021, we recorded an allowance for credit loss of $14.1 million on this loan. The allowance for credit loss was recorded based on our estimation of fair value of the loan’s underlying collateral as of June 30, 2021. Additionally, as of June 30, 2021, we placed this loan on nonaccrual status and recorded a reversal of interest income of $0.3 million. Subsequent to June 30, 2021, this loan’s maturity date passed without the loan being paid off. We are evaluating a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, a negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
During the three months ended June 30, 2021, a first mortgage loan with a principal balance of $54.9 million collateralized by an office property located in Washington D.C. was downgraded to a risk rating of “5” as a result of the collateral property’s operating performance being adversely affected by the ongoing office leasing market challenges related to the COVID-19 pandemic. During the three months ended June 30, 2021, we entered into a loan modification related to this asset, which included, among other changes, a reallocation of certain reserves. This loan had also been previously modified. At June 30, 2021, we recorded an allowance for credit loss of $8.9 million on this loan. The allowance for credit loss was recorded based on our estimation of fair value of the loan’s underlying collateral as of June 30, 2021. Additionally, as of June 30, 2021, we placed this loan on nonaccrual status and recorded a reversal of interest income of $0.8 million. We are evaluating a variety of potential options with respect to the resolution of this loan, which, among other things, may include a foreclosure, a negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
Portfolio Financing
As of June 30, 2021, our portfolio financing consisted of repurchase facilities collateralized by loans held-for-investment, securitized debt obligations collateralized by pools of loans held-for-investment issued in commercial real estate collateralized loan obligations transactions, or CRE CLOs, and an asset-specific financing facility collateralized by loans held-for-investment and a term financing facility collateralized by loans held-for-investment. Our non-mark-to-market financing sources accounted for approximately 70% of portfolio loan-level financing as of June 30, 2021.
The following table details our portfolio financing as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
CRE CLOs	$1,446,603	$927,128
Term financing facility	142,414	—
Asset-specific financing facility	82,768	123,091
Total non-mark-to market financing	1,671,785	1,050,219
Secured repurchase agreements	717,196	1,708,875
Total portfolio financing	$2,388,981	$2,759,094

The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facilities and the CRE CLOs as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Loans held-for-investment	$3,425,315	$3,814,460
Total	$3,425,315	$3,814,460

Secured Repurchase Agreements
As of June 30, 2021, we had repurchase facilities in place with five counterparties (lenders) with aggregate outstanding borrowings of $0.7 billion, which financed a portion of our loans held-for-investment. As of June 30, 2021, the weighted average borrowing rate on our repurchase facilities was 2.1%, the weighted average advance rate was 63.4%, and the term to maturity ranged from 363 days to approximately 1.8 years, with a weighted average remaining maturities of 1.1 year.
The table below details our secured repurchase facilities as of June 30, 2021:

	June 30, 2021
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2022	No	$284,053	$215,947	$500,000
Goldman Sachs Bank USA (3)	May 2, 2023	No	$—	$—	$—
JPMorgan Chase Bank	June 28, 2022	No	$165,459	$284,541	$450,000
Citibank	January 9, 2023	No	$195,948	$304,052	$500,000
Wells Fargo Bank (4)	June 28, 2022	No	$71,736	$28,264	$100,000

(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.

(2)As of June 30, 2021, the Company retained an option to increase the maximum facility capacity amount up to $600 million, subject to customary terms and conditions.
(3)On May 2, 2021, the Company entered into its contractual two-year amortization period on the facility following the expiration of its availability period on that day. Subsequent to June 30, 2021, on July 13, 2021, the Company and Goldman Sachs Bank USA entered into amendments to the facility documents allowing for new borrowings under the facility, with a new availability period expiration date of July 13, 2023. The facility document amendments also set the maximum facility capacity amount at $250 million, with a Company option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions. See Note 17 – Subsequent Events for further details.
(4)As of June 30, 2021, the Company retained an option to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.

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
Collateralized Loan Obligations
We have financed certain pools of our loans through CRE CLOs. At June 30, 2021, we had three CRE CLOs outstanding, GPMT 2021-FL3, GPMT 2019-FL2 and GPMT 2018-FL1, totaling $1.5 billion of outstanding borrowings, financing 59 of our existing first mortgage loan investments with an aggregate principal balance of $1.9 billion. The CRE CLOs provide us with an attractive cost of funds and finance 52.9% of our loan portfolio on a term-matched, non-recourse and non-mark-to-market basis.
The following table details our CRE CLO securitized debt obligations:

(in thousands)	June 30, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL3 CRE CLO
Collateral assets	$823,744	$818,253	L+3.9%
Financing provided	685,766	680,938	L+1.6%
GPMT 2019-FL2 CRE CLO
Collateral assets	744,299	727,768	L+4.0%
Financing provided	573,101	571,179	L+1.7%
GPMT 2018-FL1 CRE CLO
Collateral assets	360,884	355,530	L+5.1%
Financing provided	194,486	194,486	L+2.1%
Total
Collateral assets	$1,928,927	$1,901,551	L+4.1%
Financing provided	$1,453,353	$1,446,603	L+1.7%
____________________
(1)Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of all in weighted average yield at origination exclude fixed rate loans. Calculations of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs.

Term Financing Facility
In February 2021, we entered into a term financing facility with Goldman Sachs Bank USA providing us with $349 million of term-matched and non-mark-to-market financing to fund certain loans that were previously financed under the repurchase facility with Goldman Sachs Bank USA. The facility is non-amortizing and may be voluntarily repaid, in whole, on any payment date, subject to a prepayment premium with certain exceptions if repaid prior to February 10, 2022. The facility’s term is matched to that of the underlying commercial mortgage loans, not to exceed February 9, 2025. During the three months ended June 30, 2021, we repaid, without prepayment premiums, approximately $204.6 million of borrowings under this facility with a portion of our proceeds from the closing in May 2021 of our third CRE CLO, GPMT 2021-FL3. As of June 30, 2021, we had outstanding $142.4 million on the term financing facility with a weighted average borrowing rate of 3.68%.

The following table details the outstanding borrowings under our term financing facility as of June 30, 2021:

(in thousands)	June 30, 2021
Term Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GS Term Financing Facility
Collateral assets	$144,685	$338,918	L+4.7%
Borrowings outstanding	144,685	142,414	L+3.6%
____________________
(1)Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of all in weighted average yield at origination exclude fixed rate loans. Calculations of cost of funds is the initial weighted average coupon of the term financing facility, exclusive of any term financing facility issuance costs.

Asset-Specific Financing
In April 2019, we entered into a $150 million loan financing facility with CIBC Bank USA to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us.
The following table details the outstanding borrowings under our asset-specific financing facility as of June 30, 2021:

(in thousands)	June 30, 2021
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
CIBC Asset-Specific Financing Facility
Collateral assets	$1,069	$106,456	L+3.4%
Borrowings outstanding	82,768	82,768	L+1.7%
____________________
(1)Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of all in weighted average yield at origination exclude fixed rate loans. Calculations of cost of funds is the initial weighted average coupon of the asset-specific financing facility, exclusive of any asset-specific financing facility issuance costs.

Corporate Financing
The following table details our outstanding corporate financing as of June 30, 2021:

(in thousands)	June 30, 2021
Corporate Financing	Principal Balance
Senior secured term loan facilities	$225,000
Convertible senior notes	275,350
Total Corporate Financing	500,350
Senior Secured Term Loan Facilities
As of June 30, 2021, the total outstanding amount due on the senior secured term loan facilities was $225.0 million, with a carrying value of $207.1 million, net of deferred issuance costs. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025.

(in thousands)	June 30, 2021
Senior Secured Term Loan Facilities	Principal Balance	Carrying Value	All-in Cost (1)	Term
PIMCO Senior Secured Term Loan Facility	$225,000	$207,881	10.6%	September 2025
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs and warrants.
Senior Convertible Notes
As of June 30, 2021, the total outstanding amount due on convertible senior notes was $271.6 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of June 30, 2021, these notes had a conversion rate of 51.9943 and 50.0894 shares of common stock per $1,000 principal amount of the notes, respectively.
As of June 30, 2021, the following senior convertible notes were outstanding:

(in thousands)	June 30, 2021
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Senior Convertible Notes Maturing 2022	125,000	142,410	5.6%	6.4%	December 1, 2022
Senior Convertible Notes Maturing 2023	131,600	129,664	6.4%	7.2%	October 1, 2023
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.

The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, term financing facility, CRE CLOs, senior secured term loan facilities and convertible senior notes for the three months ended June 30, 2021, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended June 30, 2021	$2,967,421	$2,868,936	$3,129,688
For the Three Months Ended March 31, 2021	$3,149,509	$3,112,629	$3,319,943
For the Three Months Ended December 31, 2020	$3,281,786	$3,236,792	$3,317,165
For the Three Months Ended September 30, 2020	$3,262,423	$3,379,053	$3,379,053
For the Three Months Ended June 30, 2020	$3,443,291	$3,418,705	$3,446,516

Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our repurchase agreements, term financing facility, asset specific financing and senior secured term loan facilities require the Company to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of June 30, 2021
Unrestricted cash liquidity	Minimum cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness	Unrestricted cash, as defined, of $236.9 million, while 5.0% of recourse indebtedness, as defined, was $34.7 million
Tangible net worth	Must be greater than the sum of 75.0% of tangible net worth as of June 30, 2021 and 75.0% of net cash proceeds of additional equity issuances, which calculates to $782.3 million.	Tangible net worth, as defined, of $1.0 billion

Asset and Total Leverage Ratio	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio, as defined, of 65.7%; Total leverage ratio, as defined, of 74.2%
Interest Coverage	Minimum interest coverage ratio of no less than 1.5:1.0	Interest coverage, as defined, of 1.9:1.0
We were in compliance with all financial covenants as of June 30, 2021.
Leverage Ratios
As of June 30, 2021, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.8:1.0, and our non-recourse leverage ratio was 1.1:1.0.
The following table represents the Company’s non-recourse leverage ratio and total leverage ratio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Non-recourse leverage ratio(1)	1.1	2.2
Total leverage ratio(2)	2.8	3.2
(1) The debt-to-equity ratio with respect to our loans held-for-investment, defined as non-recourse debt, net of cash, divided by equity.
(2) The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by equity.

Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices, typically LIBOR or similar index, on our assets with those on our asset level borrowings. Accordingly, our business model is such that in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of June 30, 2021, 98% of our loan investments earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loan investments. As of June 30, 2021, the remaining 2% of our investments that earned a fixed rate of interest were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of June 30, 2021:

(in thousands)	Net Exposure
Floating rate assets(1)	$3,513,029
Floating rate liabilities(1)(2)	2,388,980
Net floating rate exposure	$1,124,049
(1) Floating rate loans and liabilities are currently indexed to the London Interbank Offered Rate, or LIBOR.
(2) Floating rate liabilities include our repurchase facilities, term financing facility, asset-specific financing facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,689,170	$48,970	5.3%	$3,773,222	$102,627	5.4%
Subordinated loans	15,977	380	9.5%	16,173	762	9.4%
Other		103			203
Total interest income/net asset yield	$3,705,147	$49,453	5.3%	$3,789,395	$103,592	5.5%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,479,380	$16,410	2.6%	$2,570,979	$32,910	2.6%
Subordinated loans	8,489	67	3.2%	8,510	134	3.1%
Other unsecured:
Convertible senior notes	271,930	4,544	6.7%	271,723	9,062	6.7%
Senior secured term loan facilities	$207,621	5,653	10.9%	$207,253	10,933	10.6%
Total interest expense/cost of funds	$2,967,420	26,674	3.6%	$3,058,465	53,039	3.5%
Net interest income/spread		$22,779	1.7%		$50,553	2.0%

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$4,321,988	$59,764	5.5%	$4,294,981	$122,313	5.7%
Subordinated loans	27,377	656	9.6%	27,558	1,366	9.9%
Available-for-sale securities	12,798	247	7.7%	12,798	527	8.2%
Held-to-maturity securities	11,751	236	8.0%	12,712	546	8.6%
Other		41			367
Total interest income/net asset yield	$4,373,914	$60,944	5.6%	$4,348,049	$125,119	5.8%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$3,150,219	$21,809	2.8%	$3,137,804	$52,000	3.3%
Subordinated loans	8,632	76	3.5%	9,001	183	4.1%
Available-for-sale securities	7,633	79	4.2%	7,999	155	3.9%
Held-to-maturity securities	6,506	73	4.5%	8,031	172	4.3%
Other unsecured:
Convertible senior notes	270,301	4,525	6.7%	270,100	9,041	6.7%
Total interest expense/cost of funds	$3,443,291	26,562	3.1%	$3,432,935	61,551	3.6%
Net interest income/spread		$34,382	2.5%		$63,568	2.2%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment, AFS securities and HTM securities.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the COVID-19 pandemic and how they will affect the results of our operations.
Summary of Results of Operations and Financial Condition
Our GAAP net income (loss) attributable to common stockholders was $14.2 million (or $0.26 per basic weighted average share) for the three months ended June 30, 2021, as compared to GAAP net income (loss) attributable to common stockholders of $(1.8) million (or $(0.03) per basic weighted average share) for the three months ended June 30, 2020. The GAAP net income for the six months ended June 30, 2021 benefited from a partial reversal of the provision for credit losses, which was related to loan prepayments, somewhat improved macroeconomic forecast and overall market conditions and a decrease in other operating expenses. The GAAP net (loss) for the six months ended June 30, 2020 was primarily a result of an increase in the provision for credit losses related to the significant deterioration in the forecasts of macroeconomic conditions and overall market dislocation caused by the onset of the COVID-19 pandemic and realized loss on the sale of select securities offset by a decrease in net interest income for the three months ended June 30, 2021 compared to the same period in 2020 as a result of a decrease in the portfolio.
Our GAAP net income (loss) attributable to common stockholders was $42.2 million (or $0.77 per basic weighted average share) for the six months ended June 30, 2021, as compared to GAAP net income (loss) attributable to common stockholders of $(39.0) million (or $(0.71) per basic weighted average share) for the six months ended June 30, 2020. The GAAP net income for the six months ended June 30, 2021 benefited from a partial reversal of the provision for credit losses, which was related to loan prepayments, somewhat improved macroeconomic forecast and overall market conditions and a decrease in other operating expenses. The GAAP net (loss) for the six months ended June 30, 2020 was primarily a result of an increase in the provision for credit losses related to the significant deterioration in the forecasts of macroeconomic conditions and overall market dislocation caused by the onset of the COVID-19 pandemic.
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to both the same period in the previous year and the most recently reported period ($ in thousands):

(in thousands, except share data)	Three Months Ended			Six Months Ended
Income Statement Data:	June 30, 2021	June 30, 2020	Q2’21 vs Q2’20	June 30, 2021	June 30, 2020	Q2’21 vs Q2’20
Interest income:	(unaudited)
Loans held-for-investment	$49,350	$60,299	$(10,949)	$103,389	$123,558	$(20,169)
Loans held-for-sale	—	121	(121)	—	121	(121)
Available-for-sale securities	—	247	(247)	—	527	(527)
Held-to-maturity securities	—	236	(236)	—	546	(546)
Cash and cash equivalents	103	41	62	203	367	(164)
Total interest income	49,453	60,944	(11,491)	103,592	125,119	(21,527)
Interest expense:
Repurchase facilities	6,047	14,276	(8,229)	14,998	33,951	(18,953)
Securitized debt obligations	7,129	6,502	627	11,746	15,936	(4,190)
Convertible senior notes	4,544	4,525	19	9,062	9,041	21
Term financing facility	2,633	—	2,633	4,755	—	4,755
Asset-specific financings	668	939	(271)	1,545	2,061	(516)
Revolving credit facilities	—	320	(320)	—	562	(562)
Senior secured term loan facilities	5,653	—	5,653	10,933	—	10,933
Total interest expense	26,674	26,562	112	53,039	61,551	(8,512)
Net interest income	22,779	34,382	(11,603)	50,553	63,568	(13,015)
Other income (loss):
Benefit from (provision for) credit losses	193	(14,205)	14,398	9,312	(67,541)	76,853
Realized losses on sales	—	(6,894)	6,894	—	(6,894)	6,894
Fee income	—	—	—	—	522	(522)
Total other income (loss)	193	(21,099)	21,292	9,312	(73,913)	83,225
Expenses:
Base management fees	—	3,959	(3,959)	—	7,866	(7,866)
Compensation and benefits	5,017	—	5,017	10,477	—	10,477
Servicing expenses	1,124	1,002	122	2,440	2,111	329
Other operating expenses	2,564	10,060	(7,496)	4,691	18,613	(13,922)
Total expenses	8,705	15,021	(6,316)	17,608	28,590	(10,982)
Income (loss) before income taxes	14,267	(1,738)	16,005	42,257	(38,935)	81,192
(Benefit from) provision for income taxes	(2)	(5)	3	(3)	(11)	8
Net income (loss)	14,269	(1,733)	16,002	42,260	(38,924)	81,184
Dividends on preferred stock	25	25	—	50	50	—
Net income (loss) attributable to common stockholders	$14,244	$(1,758)	$16,002	$42,210	$(38,974)	$81,184
Basic earnings (loss) per weighted average common share	$0.26	$(0.03)	$0.29	$0.77	$(0.71)	$1.48
Diluted earnings (loss) per weighted average common share	$0.24	$(0.03)	$0.27	$0.71	$(0.71)	$1.42
Dividends declared per common share	$0.25	$—	$0.25	$0.50	$—	$0.50
Weighted average number of shares of common stock outstanding:
Basic	55,009,732	55,158,283	(148,551)	55,073,317	55,107,347	(34,030)
Diluted	58,526,985	55,158,283	3,368,702	72,564,914	55,107,347	17,457,567
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$14,244	$(1,758)	$16,002	$42,210	$(38,974)	$81,184
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	—	3,712	(3,712)	—	(32)	32
Other comprehensive income	—	3,712	(3,712)	—	(32)	32
Comprehensive income (loss)	$14,244	$1,954	$12,290	$42,210	$(39,006)	$81,216

The following table presents the primary components of our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Balance Sheet Data:

Loans held-for-investment, net	$3,577,644	$3,914,469
Total assets	$3,854,468	$4,219,648
Repurchase facilities	$717,196	$1,708,875
Securitized debt obligations	$1,446,603	$927,128
Asset-specific financings	$82,768	$123,091
Term financing facility	$142,414	$—
Convertible senior notes	$272,074	$271,250
Senior secured term loan facilities	$207,881	$—
Total stockholders’ equity	$946,171	$933,846
Results of Operations
Beginning with this Quarterly Report on Form 10-Q, and for all subsequent reporting periods, in connection with our adoption of the amendment to Item 303 of Regulation S-K, we have elected to present results of operations in the current period to the immediately preceding period, rather than the same period in the previous year. As this is the first filing in which this change is made, we are providing both comparisons. Given the dynamic nature of our business, our target investments and our financial results’ sensitivity to the real estate and capital markets, we believe providing analysis of results of operations by comparing them to the immediately preceding period is more meaningful to our stockholders in evaluating the overall performance of our current business.
Net Interest Income
The following table presents the components of interest income and interest expense the three months ended March 31, 2021, and the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2021	March 31, 2021	Q2’21 vs Q1’21	June 30, 2021	June 30, 2020	Q2’21 vs Q2’20	June 30, 2021	June 30, 2020	Q2’21 vs Q2’20
Interest-earning assets
Loans held-for-investment/held-for-sale
Senior loans	$48,970	$53,657	$(4,687)	$48,970	$59,764	$(10,794)	$102,627	$122,313	$(19,686)
Subordinated loans	380	382	(2)	380	656	(276)	762	1,366	(604)
Available-for-sale securities	—	—	—	—	247	(247)	—	527	(527)
Held-to-maturity securities	—	—	—	—	236	(236)	—	546	(546)
Other	103	100	3	103	41	62	203	367	(164)
Total interest income	$49,453	$54,139	$(4,686)	$49,453	$60,944	$(11,491)	$103,592	$125,119	$(21,527)
Interest-bearing liabilities			—						—
Borrowings collateralized by:			—						—
Loans held-for-investment/held-for sale			—						—
Senior loans	$16,410	$16,500	$(90)	$16,410	$21,809	$(5,399)	$32,910	$52,000	$(19,090)
Subordinated loans	67	67	—	67	76	(9)	134	183	(49)
Available-for-sale securities	—	—	—	—	79	(79)	—	155	(155)
Held-to-maturity securities	—	—	—	—	73	(73)	—	172	(172)
Other unsecured:			—						—
Senior secured term loan facilities	5,653	5,280	373	5,653	—	5,653	10,933	—	10,933
Convertible senior notes	4,544	4,518	26	4,544	4,525	19	9,062	9,041	21
Total interest expense	26,674	$26,365	309	26,674	26,562	112	$53,039	$61,551	(8,512)
Net interest income	$22,779	$27,774	$(4,995)	$22,779	$34,382	$(11,603)	$50,553	$63,568	$(13,015)

The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., 1-month LIBOR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, amendments of existing investments, additional fundings, upsizings and repayments.
Interest Income
Interest income decreased from $54.1 million to $49.5 million for the three months ended March 31, 2021 and June 30, 2021, respectively. This decrease is due to repayments and principal amortization of loans held-for-investment of $423.0 million and a reversal of $2.1 million of interest income related to three loans placed on nonaccrual status, partially offset by the new loan originations and additional fundings of $197.8 million since March 31, 2021.
Interest income decreased from $60.9 million and $125.1 million to $49.5 million and $103.6 million for the three and six months ended June 30, 2020 and 2021, respectively. This decrease is due to repayments of loans held-for-investment of $929.4 million, a significant decline in short-term interest rates and a write-off of $2.1 million of interest income related to three loans placed on nonaccrual status, partially offset by the in-the-money LIBOR floors on the majority of our loans, new loan originations of $163.4 million and additional fundings of $173.2 million provided on existing loan commitments since June 30, 2020.
Interest Expense
Interest expense moderately increased from $26.4 million to $26.7 million for the three months ended March 31, 2021 and June 30, 2021, respectively. There was no material change in interest expense between these two comparable periods.
Interest expense moderately increased from $26.6 million to $26.7 million for the three months ended June 30, 2020 and 2021, respectively. There was no material change in interest expense between these two comparable periods.
Interest expense decreased from $61.6 million to $53.0 million for the six months ended June 30, 2020 and 2021, respectively, primarily due to a significant decline in short-term interest rates and a decrease in borrowings in relation to the decreasing portfolio size, offset by higher interest expenses on the senior secured term loan facilities and term financing facility.
Operating Expenses
We incur significant general and administrative costs, including costs related to employee compensation and benefits, expenses related to servicing of our loan portfolio, costs related to technology infrastructure, rent and utilities, and certain costs related to being a public company. The following table presents the components of expenses for the three months ended March 31, 2021, and the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Three Months Ended			Six Months Ended
(in thousands, except share data)	June 30, 2021	March 31, 2021	Q2’21 vs. Q1’21	June 30, 2021	June 30, 2020	Q2’21 vs. Q2’20	June 30, 2021	June 30, 2020	Q2’21 vs. Q2’20
Base management fees	$—	$—	$—	$—	$3,959	$(3,959)	$—	$7,866	$(7,866)
Compensation and benefits	5,017	5,460	(443)	5,017	—	5,017	10,477	—	10,477
Servicing expenses	1,124	1,316	(192)	1,124	1,002	122	2,440	2,111	329
Other operating expenses	2,564	2,127	437	2,564	10,060	(7,496)	4,691	18,613	(13,922)
Annualized operating expense ratio	3.6%	3.8%	(0.2)%	3.6%	4.2%	(0.6)%	3.7%	3.8%	(0.1)%
Annualized operating expense ratio, excluding non-cash equity compensation and other one-time expenses	3.0%	3.0%	—%	3.0%	3.6%	(0.6)%	3.0%	3.2%	(0.2)%
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
In connection with the Internalization, the Company extended offers of employment and hired 31 employees. The three months ended March 31, 2020 was the first period in which the Company began reporting expenses related to compensation and benefits related to its employees. For comparison purposes, the Company reallocated compensation related expenses, including amortization of non-cash equity compensation, from other operating expenses for the three months ended June 30, 2021. The compensation and benefits expense line item on the Company’s income statement is comprised primarily of base salaries, cash bonuses, non-cash equity-based compensation and other employee benefits and employer payroll taxes. The amortization of non-cash equity compensation included in the compensation and benefits expenses was $2.1 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively.

We incur servicing expenses generally related to the servicing of commercial real estate loans by third-party servicers. The increase in servicing expenses during the three and six months ended June 30, 2021, as compared to the same periods in 2020, was driven by increased costs related to our third-party servicers. We also incur other operating expenses, which include costs related to our information technology infrastructure, rent, expenses associated with being a public company and other advisory and professional fees. The decrease in our operating expenses during the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to a decrease in certain advisory and other professional fees. For the three months ended June 30, 2021, the decline in our annualized operating expense ratio was primarily driven by the cost savings related to the Internalization.
Expenses decreased from $8.9 million to $8.7 million for the three months ended March 31, 2021 and June 30, 2021, respectively. The decrease was primarily driven by lower compensation expenses and lower servicing expenses, offset by an increase in professional services fees.
Expenses decreased from $15.0 million and $28.6 million to $8.7 million and $17.6 million for the three and six months ended June 30, 2020 and June 30, 2021, respectively. The decrease was primarily driven by higher advisory and legal fees recorded in 2020, partially offset by an increase in non-cash equity compensation amortization related to RSUs awarded under the Plan.
Benefit from (Provision for) Credit Losses
During the three months ended June 30, 2021, our provision for credit losses moderately decreased by $0.2 million, which resulted in the overall allowance for credit losses of $62.9 million at June 30, 2021. The relatively stable estimate of allowance for credit losses mainly reflects an increase in the estimated allowance on one collateral-dependent loan, which was largely offset by the changes in the composition of our investment portfolio due to loan repayments realized during the period, new originations and moderately improved expectations of macroeconomic conditions. Our provision for credit losses decreased $14.4 million and $76.9 million, respectively for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. This decrease was largely due to improved expectations of economic conditionsand loan repayments partially offset by the increase in allowance on collateral dependent assets and new loan originations. Refer to Note 2 - Summary of Significant Accounting Policies and Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for additional information related to our General CECL allowance.
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
In light of the COVID-19 pandemic and its severe impact on the economy, real estate and financial markets, we have taken several steps to increase our cash balances, such as opportunistically selling certain loans and entering into the $300 million financing commitment in the form of the five-year senior secured term loan facilities, in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of COVID-19 remain unknown, we will continue to closely monitor the pandemic and its impact on us, our borrowers, our sponsors and their properties serving as collateral on our loans, our financing sources and the overall economy. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences continue to be highly uncertain, changing and challenging to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict.
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common stock, borrowings under our secured financing facilities, issuance of CRE CLOs, borrowings under our senior secured term loan facilities and the issuance and sale of convertible notes. As of June 30, 2021, our capitalization included $0.5 billion of corporate debt and $2.4 billion of asset-level financing. No portion of our corporate debt matures before 2022 and our loan-level financing is generally term-matched or matures in 2022 or later. Our $2.4 billion of loan-level financing includes $717.2 million of secured repurchase agreements, $1.4 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, $142.4 million of term financing facility and $82.8 million of asset-specific financing facility.
See Note 4 - Variable Interest Entities and Securitized Debt Obligations to our consolidated financial statements for additional details regarding our securitized debt obligations.
See Note 5 - Secured Financing Agreements to our consolidated financial statements for additional details regarding our secured repurchase facilities, asset specific financing facility, and term financing facility.
See Note 6 - Convertible Senior Notes to our consolidated financial statements for additional details regarding our secured senior convertible notes.

See Note 7 - Senior Secured Term Loan Facilities to our consolidated financial statements for additional details regarding our senior secured term loan facilities.
Leverage
As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. From March 31, 2021 to June 30, 2021, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, decreased from 3.0:1.0 to 2.8:1.0. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
Sources of Liquidity
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
The following table sets forth our sources of liquidity as of June 30, 2021:

Three Months Ended
(in thousands)	June 30, 2021
Cash and cash equivalents	$236,953
Unused borrowing capacity on financing facilities	—
Delayed draw on senior secured term loan facilities	75,000
Total	$311,953
Unused borrowing capacity on our uncommitted financing facilities may be a potential source of liquidity to finance unpledged commercial real estate loans held-for-investment and unpledged funded loan commitments on our existing loans held-for-investment that are pledged on such facilities. Given the uncommitted nature of such financing facilities, obtaining liquidity on such unpledged loans and unpledged funded loan commitments is at varying degrees at the discretion of our lending counterparties and may not be available to us when desired.
Other than capital markets activities, investment repayments and prepayments typically comprise our largest source of incremental liquidity. For the six months ended June 30, 2021, investment repayments and principal amortization totaled $524.6 million.
During the three months ended June 30, 2021, we generated cash flow from operating activities of $14.1 million. Additionally, we were able to generate incremental liquidity through the closing of our third CRE CLO, an $824 million transaction, which refinanced certain of our loans-held-for-investment at higher advance rates as compared to our secured repurchase facilities. We expect that the impact of the COVID-19 pandemic may continue to decrease our cash flow from operations as we seek to enter into loan modifications on certain of our loans permitting interest payments to be deferred and/or capitalized, and as we repay borrowings under our secured financing facilities.
Depending on capital markets conditions, we have access to liquidity through public offerings of debt and equity securities. We intend to maintain a shelf registration statement which will permit us to sell debt and equity securities.
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
Although we generally intend to hold our target investments as long-term investments, we have opportunistically sold, and may again in the future sell, certain of our assets in order to manage our liquidity needs, to meet other operating objectives and to adapt to market conditions. Commercial real estate loan sales are subject to longer timelines than securities transactions and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets may be limited by delays due to the time period needed for negotiating transaction documents and conducting diligence. Consequently, even if we identify buyers for our commercial real estate loans, there is no assurance that we would be able to quickly sell such assets, if the need or desire arises. Additionally, we cannot provide any assurance that the economic and market impact of the COVID-19 pandemic would not make it more difficult to sell certain of our assets or that it would not have a material impact on the value of our assets.
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
We cannot predict the timing and impact of future sales of our assets, if any. Since many of our assets are financed with secured financing facilities and/or CRE CLOs, a significant portion of the proceeds from sales of our assets, prepayments and scheduled amortization would be used to repay balances under these financing arrangements.
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $2.9 billion of outstanding borrowings under our repurchase facilities, our collateralized loan obligations, our term financing facility, our asset-specific financing facility, our senior secured term loan facilities, our convertible senior notes, $441.0 million of unfunded loan commitments and dividend distributions to our preferred and common stockholders.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. The COVID-19 pandemic has resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions could negatively impact real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, term financing facility, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Within one year	$1,405,351	$1,763,359
One to three years	1,113,289	1,266,985
Three to five years	350,295	205,647
Five years and over	—	—
Total	$2,868,935	$3,235,991

Cash Flows
From March 31, 2021 to June 30, 2021, our restricted and unrestricted cash and cash equivalents balance decreased approximately $20.1 million to $239.0 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2021, operating activities increased our cash balances by approximately $13.6 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended June 30, 2021, investing activities increased our cash balances by approximately $231.5 million, primarily driven by repayments of loans held-for investment, offset by originations of loans held-for-investment.
•Cash flows from financing activities. For the three months ended June 30, 2021, financing activities decreased our cash balance by approximately $265.1 million, primarily driven by repayments of repurchase and term financing facilities, offset by proceeds received for the issuance of securitized debt obligations.
Recent Market Conditions
Prior to the COVID-19 pandemic, the commercial real estate debt markets offered compelling investment opportunities, especially when approached fundamentally, with a focus on strong credit and cash flow characteristics and high-quality properties and sponsors. These investment opportunities were supported by active real estate transaction volumes, the continuous need for refinancing of legacy loans and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis from 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limited the capacity of available funding for certain types of commercial real estate loans that comprise a large part of our target investments. Although, the COVID-19 pandemic continues to generate an elevated degree of uncertainty with respect to the overall economic environment and many segments of the commercial real estate market, we believe that, over time, as the market activity continues to normalize, U.S. commercial real estate will continue to be viewed as an attractive asset class and will provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive, risk-adjusted returns for our stockholders over the long-term. Certain segments of the commercial real estate market, such as lodging and retail, have been affected more significantly than others, resulting in multiple retail sector bankruptcies, for example, as more consumer demand has shifted to internet related purchases. This retail property stress has benefited the industrial sector, which has seen increased demand for “last-mile” distribution sites in certain markets. The lodging sector has also experienced significant dislocation and the general market expectation is that it will take a while for it to completely recover; however, given the nature of lodging, certain sub-sectors may experience recovery at a quicker pace of recovery than others. The multifamily sector has performed relatively well through this crisis, though the future path may be dependent to a degree on interest rate levels and additional federal government stimulus. Office properties have performed well, though there has been a noticeable slowdown in leasing activity, but the longer-term impact of the COVID-19 pandemic remains uncertain considering remote working and other potential operational changes by the tenants.
The COVID-19 pandemic has resulted in significant disruptions in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, higher lending rates, increased capitalization rates on properties and lower transaction volume. The dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments, which are a significant source of our liquidity and could make it more difficult for us to originate new loan investments.
Due to the ongoing COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral on our loan investments and the economy as a whole have been, and will continue to be, adversely affected. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, including with respect to the distribution and acceptance of vaccines and their effectiveness with respect to new variants of the COVID-19 virus, which remain uncertain and cannot be predicted. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that the COVID-19 pandemic will have on our business, financial performance and operating results. Given the current highly uncertain environment, we may incur additional operating expenses for a period of time, which may be material, related to actively managing our investment portfolio, our funding sources and exploring additional financing and capital sources to help us to continue to manage through this period of economic uncertainty and market dislocation. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial condition and performance, liquidity and ability to pay dividends, including the dividend on our common stock, which was temporarily suspended in the first quarter of 2020 and reinstated in the third quarter of 2020.

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
Allowance for Credit Losses
We directly originate and acquire primarily senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments, generally to be held as long-term investments at amortized cost. We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which significantly changed how entities measure credit losses for most financial assets and replaced the incurred loss model with a CECL model for instruments measured at amortized cost. In addition, the new model applies to off-balance sheet credit exposures, such as our unfunded loan commitments. CECL amends the previous credit loss model to reflect our current estimate of our portfolio’s expected credit losses by incorporating reasonable and supportable forecasts including forward-looking information, in addition to historical experience and current market conditions.
ASU 2016-13 was adopted on January 1, 2020 and the initial allowance for credit losses was reflected as a direct charge to cumulative earnings. Subsequent changes to the allowance for credit losses have been and will continue to be recognized through net income (loss) on our condensed consolidated statements of operations. ASU 2016-13 specifies that the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan.
Considering the limited historical Company data related to any realized loan losses since our inception, to estimate our allowance for credit losses we use a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2020 for over 100,000 commercial real estate loans. Our allowance for credit losses reflects our estimates of the current and future economic conditions that impact the performance of the commercial real estate properties serving as collateral for our loan investments. These estimates include unemployment rates, interest rates, price indices for commercial property and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. We license certain macroeconomic forecasts from a third-party to inform our view of the potential future impact that broader macroeconomic conditions may have on the performance of our loan portfolio. These forecasts are embedded in the licensed analytical model that we use to estimate our allowance for credit losses. We may use one or more of these forecasts in the process of estimating our allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting our portfolio could vary significantly from the estimates we made for the periods presented. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, LTV, remaining loan term, property type and others.
In certain instances where we determine that a loan is no longer suited for our model-based approach due to its unique risk characteristics, or because we conclude that repayment of the loan’s principal is entirely collateral-dependent, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. If we determine that the recovery of that loan’s principal is entirely collateral-dependent, we may assess such an asset individually and elect to apply a practical expedient in accordance with ASU 2016-13. In such cases, the estimate of expected credit loss is measured as the difference between the loan’s amortized cost basis and the estimated fair value of the loan’s collateral. In order to estimate the allowance for credit loss associated with such a loan to reduce its carrying value, we may estimate the fair value of the collateral property, by using certain acceptable valuation techniques, which, among others, may include a discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property is also likely to involve using various Level 3 inputs, which may be in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and require significant judgement. Such inputs may include, among others, projections of property rents and cash flows over an assumed holding period; property operating expenses including real estate and income taxes; estimates of costs to acquire and sell the collateral property; assumed capitalization and discount rates; and overall market conditions.
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

The allowance for loan losses also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imperfections. Foresight risk reflects the inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact on relevant economic variables. Input imperfection factors address the risk that certain model inputs may not reflect all available information such as changes in the level and quality of experience held by certain borrowers or limitations in data available for certain loan portfolios. Model imprecision considers known model limitations not yet fully reflected in the quantitative estimate. The determination of the appropriate qualitative adjustment is based on management’s analysis of current and expected economic conditions and their impact on the portfolio, as well as a qualitative assessment of the lending environment, including underwriting standards. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.
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
Although we intend to hold our target investments for the long-term, we may occasionally classify some of our debt securities as available-for-sale, or AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investments for trading purposes.
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
Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of June 30, 2021, we had unfunded commitments on commercial real estate loans held-for-investment of $441.1 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.
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

Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments, as well as seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Credit risk is also addressed through our ongoing review, and our investment portfolio is monitored for variance from underwritten and expected results on a monthly basis, with more intense analysis and oversight done on a quarterly basis. Nevertheless, unanticipated credit losses, including as a result of the COVID-19 pandemic, could occur that could adversely impact our operating results.
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
As of June 30, 2021, approximately 98.2% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.8% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current repurchase facilities, asset-specific financing facility, term financing facility and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2021. All changes in value are measured as the change from our June 30, 2021 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates (1)
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$—	$—	$(34)	$(120)
Repurchase facilities	(28)	(54)	149	299
Securitized debt obligations	(54)	(28)	303	606
Asset-specific financings	(3)	(3)	303	606
Term financing facility	(6)	(6)	30	59
Convertible senior notes	(3,823)	(1,892)	1,852	3,665
Total net assets	$(3,914)	$(1,983)	$2,603	$5,115

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$2,108	$2,108	$(10,621)	$(20,081)
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2021. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
LIBOR Transition
It appears highly likely that LIBOR will be discontinued after December 31, 2021 or June 30, 2023, depending on the tenor. For example, on March 5, 2021, the ICE Benchmark Administration confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by United States Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past.

As of June 30, 2021, approximately 98.1% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding borrowings (excluding convertible notes and senior secured financing facilities) bear interest indexed to LIBOR. Some of these arrangements may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Market Value Risk
We intend to hold our target investments for the long-term and, as such, they are carried at an amortized cost on our condensed consolidated balance sheets. However, we may occasionally classify some of our investments as AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than through earnings. The estimated fair value of such investments may fluctuate primarily due to changes in interest rates, overall market environment and liquidity, and other factors. As market volatility increases or liquidity decreases, the market value of the investments may be adversely impacted. We do not intend to hold any of our investments for trading purposes.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase facilities and an asset-specific financing facility. Should the value of our investments serving as collateral for our repurchase facilities significantly decrease, including, but not limited to, as a result of the impacts of the COVID-19 pandemic discussed above, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our repurchase facilities or asset-specific financing facility counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, which such risks are increased as a result of the COVID-19 pandemic and its effects on the global and U.S. economies and commercial real estate markets, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the repurchase of common stock for the three months ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2021	—	$—	—	2,000,000
May 1-31, 2021	—	—	—	2,000,000
June 1-30, 2021	318.159 (2)	14.20	300,891	1,699,109
Total	318,159	$14.20	300,891	1,699,109
____________________
(1)On November 21, 2018, the Company’s board of directors authorized the repurchase of up to an aggregate of 2,000,000 shares of the Company’s common stock with no expiration date.
(2)Reflects 17,628 shares of restricted common stock for an aggregate cost of $0.3 million, which relates to shares repurchased from directors for tax withholding purposes.
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

10.1*
Indenture, dated as of May 14, 2021, by and among GPMT 2021-FL3, Ltd., GPMT 2021-FL3 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.2*
Preferred Share Paying Agency Agreement, dated as of May 14, 2021, among GPMT 2021-FL3, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.3*
Collateral Interest Purchase Agreement, dated as of May 14, 2021, among GPMT Seller LLC, GPMT 2021-FL3, Ltd., Granite Point Mortgage Trust Inc. and, solely as to section 4(k) thereof, GPMT CLO REIT LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.4*
Servicing Agreement, dated as of May 14, 2021, by and among GPMT 2021-FL3, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC, Trimont Real Estate Advisors, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.5
Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 25. 2021, by and between Morgan Stanley Bank, N.A. and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).

10.6
Amendment No. 3 to the Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of June 25, 2021, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Index
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2021, filed with the SEC on August 9, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
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

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 9, 2021	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 9, 2021	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)