Form 10-Q
period 2021-09-30
Granite Point Mortgage Trust Inc.
filed 2021-11-08
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 4, 2021, there were 53,789,465 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Loans held-for-investment	$3,659,691	$3,914,469
Allowance for credit losses	(45,480)	(66,666)
Loans held-for-investment, net	3,614,211	3,847,803
Cash and cash equivalents	154,916	261,419
Restricted cash	20,602	67,774
Accrued interest receivable	9,898	12,388
Other assets	99,563	30,264
Total Assets (1)	$3,899,190	$4,219,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$916,758	$1,708,875
Securitized debt obligations	1,356,429	927,128
Asset-specific financings	44,752	123,091
Term financing facility	127,867	—
Convertible senior notes	272,512	271,250
Senior secured term loan facilities	208,785	206,448
Dividends payable	13,713	25,049
Other liabilities	25,140	22,961
Total Liabilities (1)	2,965,956	3,284,802
Commitments and Contingencies (see Note 10)
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 53,789,465 and 55,205,082 shares issued and outstanding, respectively	538	552
Additional paid-in capital	1,037,395	1,058,298
Cumulative earnings	164,055	103,165
Cumulative distributions to stockholders	(269,879)	(228,169)
Total Granite Point Mortgage Trust, Inc. Stockholders’ Equity	932,109	933,846
Non-controlling interests	125	—
Total Equity	$932,234	$933,846
Total Liabilities and Stockholders’ Equity	$3,899,190	$4,219,648
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At September 30, 2021 and December 31, 2020, assets of the VIEs totaled $1,824,173 and $1,255,932, respectively, and liabilities of the VIEs totaled $1,357,675 and $928,220, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans held-for-investment	$48,312	$56,783	$151,701	$180,341
Loans held-for-sale	—	774	—	895
Available-for-sale securities	—	119	—	646
Held-to-maturity securities	—	113	—	659
Cash and cash equivalents	95	57	298	424
Total interest income	48,407	57,846	151,999	182,965
Interest expense:
Repurchase facilities	5,451	12,791	20,449	46,742
Securitized debt obligations	8,777	5,431	20,523	21,367
Convertible senior notes	4,556	4,529	13,618	13,570
Term financing facility	1,453	—	6,208	—
Asset-specific financings	414	901	1,959	2,962
Revolving credit facilities	—	217	—	779
Senior secured term loan facilities	5,654	145	16,587	145
Total interest expense	26,305	24,014	79,344	85,565
Net interest income	22,102	33,832	72,655	97,400
Other income (loss):
Benefit from (provision for) credit losses	5,760	5,300	15,072	(62,241)
Realized losses on sales of loans held-for-sale	—	(10,019)	—	(16,913)
Fee income	—	595	—	1,117
Total other income (loss)	5,760	(4,124)	15,072	(78,037)
Expenses:
Base management fees	—	3,974	—	11,840
Compensation and benefits	5,634	—	16,111	—
Servicing expenses	1,323	914	3,763	3,025
Other operating expenses	2,276	5,808	6,967	24,421
Restructuring charges	—	43,682	—	43,682
Total expenses	9,233	54,378	26,841	82,968
Income (loss) before income taxes	18,629	(24,670)	60,886	(63,605)
Benefit from income taxes	(1)	(4)	(4)	(15)
Net income (loss)	18,630	(24,666)	60,890	(63,590)
Dividends on preferred stock	25	25	75	75
Net income (loss) attributable to common stockholders	$18,605	$(24,691)	$60,815	$(63,665)
Basic earnings (loss) per weighted average common share	$0.34	$(0.45)	$1.11	$(1.15)
Diluted earnings (loss) per weighted average common share	$0.33	$(0.45)	$1.05	$(1.15)
Dividends declared per common share	$0.25	$0.20	$0.75	$0.20
Weighted average number of shares of common stock outstanding:
Basic	54,453,546	55,205,082	54,864,456	55,140,163
Diluted	56,735,278	55,205,082	70,902,745	55,140,163
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$18,605	$(24,691)	$60,815	$(63,665)
Other comprehensive income (loss), net of tax:
Comprehensive income (loss)	$18,605	$(24,691)	$60,815	$(63,665)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2019	54,853,205	549	1,048,484	32	162,076	(192,005)	1,019,136	—	1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	(18,472)	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	1,048,484	32	143,604	(192,005)	1,000,664	—	1,000,664
Net loss	—	—	—	—	(37,191)	—	(37,191)	—	(37,191)
Other comprehensive loss before reclassifications	—	—	—	(4,511)	—	—	(4,511)	—	(4,511)
Amounts reclassified from accumulated other comprehensive income	—	—	—	767	—	—	767	—	767
Net other comprehensive loss	—	—	—	(3,744)	—	—	(3,744)	—	(3,744)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	283,680	3	1,352	—	—	—	1,355	—	1,355
Balance, March 31, 2020	55,136,885	552	1,049,836	(3,712)	106,413	(192,030)	961,059	—	961,059
Net loss	—	—	—	—	(1,733)	—	(1,733)	—	(1,733)
Other comprehensive income before reclassifications	—	—	—	4,223	—	—	4,223	—	4,223
Amounts reclassified from accumulated other comprehensive income	—	—	—	(511)	—	—	(511)	—	(511)
Net other comprehensive income	—	—	—	3,712	—	—	3,712	—	3,712
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	68,197	—	1,323	—	—	—	1,323	—	1,323
Balance, June 30, 2020	55,205,082	552	1,051,159	—	104,680	(192,055)	964,336	—	964,336
Net loss	—	—	—	—	(24,666)	—	(24,666)	—	(24,666)
Issuance of warrants to purchase common stock	—	—	4,541	—	—	—	4,541	—	4,541
Common dividends declared, $0.20 per share	—	$—	—	—	—	(11,040)	(11,040)	—	(11,040)
Preferred dividends declared, $25.00 per share	—	$—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	—	$—	1,316	—	—	—	1,316	—	1,316
Balance, September 30, 2020	55,205,082	$552	$1,057,016	$—	$80,014	$(203,120)	$934,462	—	$934,462

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data) (Continued)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	55,205,082	552	1,058,298	—	103,165	(228,169)	933,846	—	933,846
Net income	—	—	—	—	27,991	—	27,991	—
Restricted stock forfeiture	(97,425)	(1)	(918)	—	—	—	(919)	—	(919)
Common dividends declared, $0.25 per share	—	—	—	—	—	(14,008)	(14,008)	—	(14,008)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	—	—	1,887	—	—	—	1,887	—	1,887
Contributions from non-controlling interests	—	—	—	—	—	—	—	125	125
Balance, March 31, 2021	55,107,657	551	1,059,267	—	131,156	(242,202)	948,772	125	948,897
Net income	—	—	—	—	14,269	—	14,269	—	14,269
Restricted stock forfeiture	(17,628)		(275)	—	—	—	(275)	—	(275)
Repurchase of common stock	(300,891)	(3)	(4,267)	—	—	—	(4,270)	—	(4,270)
Common dividends declared, $0.25 per share	—	—	—	—	—	(13,939)	(13,939)	—	(13,939)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	1,048	—	1,639	—	—	—	1,639	—	1,639
Balance, June 30, 2021	54,790,186	548	1,056,364	—	145,425	(256,166)	946,171	125	946,296
Net income	—	—	—	—	18,630	—	18,630	—	18,630
Settlement of warrants to purchase common stock	—	—	(7,478)	—	—	—	(7,478)	—	(7,478)
Repurchase of common stock	(1,000,721)	(10)	(13,523)	—	—	—	(13,533)	—	(13,533)
Common dividends declared, $0.25 per share	—	—	—	—	—	(13,688)	(13,688)	—	(13,688)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	(25)	(25)	—	(25)
Non-cash equity award compensation	—	—	2,032	—	—	—	2,032	—	2,032
Balance, September 30, 2021	53,789,465	$538	$1,037,395	$—	$164,055	$(269,879)	$932,109	$125	$932,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$60,890	$(63,590)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(20,310)	(12,557)
Amortization of deferred debt issuance costs on repurchase facilities, asset-specific financings, convertible senior notes, securitized debt obligations, senior secured term loan facilities and term financing facilities	9,692	4,646
(Benefit from) provision for credit losses	(15,072)	62,241
Realized losses on sales of loans held-for-sale	—	16,913
Amortization of equity-based compensation	5,558	3,994
Depreciation of fixed assets	—	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	2,490	(610)
Increase in other assets	(4,069)	(19,899)
Increase in other liabilities	5,846	44,911
Net cash provided by operating activities	45,025	36,049
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(549,705)	(314,722)
Proceeds from repayment of loans held-for-investment	815,054	290,838
Increase in other assets, due from servicer/trustee on repayments of loans held-for-investment	(66,944)	—
Principal payments on available-for-sale securities	—	12,798
Principal payments on held-to-maturity securities	—	18,076
Proceeds from sales of loans held-for-sale	—	193,538
Net cash provided by investing activities	198,405	200,528
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	347,261	397,004
Principal payments on repurchase facilities	(1,139,378)	(470,180)
Proceeds from issuance of securitized debt obligations	685,766	—
Principal payments on securitized debt obligations	(254,647)	(115,853)
Proceeds from senior secured term loan facilities	—	205,647
Proceeds from asset-specific financings	2,785	6,626
Repayment of asset-specific financings	(81,123)	—
Proceeds from revolving credit facilities	—	38,361
Repayment of revolving credit facilities	—	(80,369)
Proceeds from term financing facility	349,291	—
Repayment of term financing facility	(219,311)	—
Payment of debt issuance costs	(8,353)	—
Proceeds from issuance of warrants to purchase common stock	—	4,541
Settlement of warrants to purchase common stock	(7,478)
Contributions from non-controlling interests	125	—
Tax withholding on restricted stock	(1,194)	—
Repurchase of common stock	(17,804)	—
Dividends paid on preferred stock	(75)	(75)
Dividends paid on common stock	(52,970)	(23,038)
Net cash used in financing activities	(397,105)	(37,336)
Net (decrease) increase in cash, cash equivalents and restricted cash	(153,675)	199,241
Cash, cash equivalents and restricted cash at beginning of period	329,193	159,764
Cash, cash equivalents and restricted cash at end of period	$175,518	$359,005
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$75,818	$83,366
Cash paid for taxes	$607	$—
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$210,452
Dividends declared but not paid at end of period	$13,713	$11,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc. is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding options, including borrowing under our bank credit facilities or other asset-specific financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, entering into term financing agreements, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and our view of the most appropriate funding option available for our investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017 and commenced operations as a publicly traded company on June 28, 2017.
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
The Company was externally managed by Pine River Capital Management L.P., or the Former Manager, through December 31, 2020, at which time the Company internalized its management function, or the Internalization.
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2021 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2021 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. As of September 30, 2021, the COVID-19

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
pandemic remains ongoing. Since the beginning of 2020, the pandemic has significantly impacted the global economy, created disruptions in the global supply chain, increased rates of unemployment and adversely impacted many industries, including those related to the real estate collateral underlying certain of our loans. So far in 2021, the global and U.S. economic activity has, to varying degrees, begun to improve, as wider distribution of the COVID-19 vaccines has continued. As a result, macroeconomic forecasts have improved over the last few quarters, including expectations for unemployment rates and overall economic output. Nonetheless, the ongoing pandemic may continue to adversely impact the macroeconomic recovery, particularly with respect to the emergence of new variants of the COVID-19 virus, the continued distribution and acceptance of vaccines and the effectiveness of such vaccines against new variants of the COVID-19 virus. Accordingly, given the ongoing nature of the outbreak, at this time the Company cannot reasonably estimate the magnitude of the long-term impact that COVID-19 may have on the economic activity and real estate market conditions, as well as the Company’s business, financial performance and operating results. The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021. However, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2021.
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
Recently Issued and/or Adopted Accounting Standards
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board, or FASB, issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has loan agreements, and debt agreements that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU No. 2020-06. The intention of ASU No. 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU No. 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,657,401	$1,387	$14,065	$3,672,853
Unamortized (discount) premium	(67)	—	—	(67)
Unamortized net deferred origination fees	(13,095)	—	—	(13,095)
Allowance for credit losses	(40,897)	(1,387)	(3,196)	(45,480)
Carrying value	$3,603,342	$—	$10,869	$3,614,211
Unfunded commitments	$430,105	$—	$—	$430,105
Number of loans	98	1	1	100
Weighted average coupon	4.6%	13.0%	8.0%	4.6%
Weighted average years to maturity (2)	1.0	4.1	5.3	1.0

	December 31, 2020
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,915,833	$2,366	$14,235	$3,932,434
Unamortized (discount) premium	(75)	—	—	(75)
Unamortized net deferred origination fees	(17,890)	—	—	(17,890)
Allowance for credit losses	(60,130)	(2,366)	(4,170)	(66,666)
Carrying value	$3,837,738	$—	$10,065	$3,847,803
Unfunded commitments	$503,726	$—	$—	$503,726
Number of loans	101	1	1	103
Weighted average coupon	5.1%	13.0%	8.0%	5.1%
Weighted average years to maturity (2)	1.1	4.9	6.1	1.1
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

(dollars in thousands)	September 30, 2021		December 31, 2020
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,663,478	46.0%	$1,720,705	44.7%
Multifamily	982,624	27.2%	910,557	23.7%
Hotel	517,028	14.3%	646,869	16.8%
Retail	340,265	9.4%	332,218	8.6%
Industrial	89,456	2.5%	196,677	5.1%
Other	21,360	0.6%	40,777	1.1%
Total	$3,614,211	100.0%	$3,847,803	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in thousands)	September 30, 2021		December 31, 2020
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$950,447	26.3%	$1,028,584	26.8%
Southwest	807,483	22.3%	802,233	20.8%
West	630,826	17.5%	682,236	17.7%
Midwest	608,102	16.8%	712,675	18.5%
Southeast	617,353	17.1%	622,075	16.2%
Total	$3,614,211	100.0%	$3,847,803	100.0%
At September 30, 2021 and December 31, 2020, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.5 billion and $3.8 billion, respectively, as collateral under repurchase facilities, an asset-specific financing facility, a term financing facility and securitized debt obligations. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$3,577,644	$4,290,047	$3,847,803	$4,226,212
Originations, additional fundings and capitalized deferred interest	325,597	57,617	565,212	317,630
Repayments	(290,497)	(184,723)	(815,054)	(290,838)
Transfers to loans held-for-sale	—	(190,787)	—	(210,452)
Net discount accretion (premium amortization)	(2)	—	9	16
(Increase) decrease in net deferred origination fees	(3,566)	101	(5,905)	(2,908)
Amortization of net deferred origination fees	2,584	3,236	10,700	12,541
Benefit from (provision for) credit losses	2,451	3,371	11,446	(73,339)
Balance at end of period	$3,614,211	$3,978,862	$3,614,211	$3,978,862

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
As of September 30, 2021, the Company recognized an allowance for credit losses related to its loans held-for-investment of $45.5 million, which reflected a write-off of $9.7 million on a loan held-for-investment and a benefit from provision for credit losses of $2.5 million for the three months ended September 30, 2021. The benefit from provision for credit losses reflects the continued general improvement in the overall performance of the investment portfolio and current expectations for further improvement in macroeconomic conditions.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2021, the Company recognized $1.9 million in other liabilities related to the allowance for credit losses on unfunded

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
commitments. During the three months ended September 30, 2021, the Company recognized a benefit from provision for credit losses of $3.3 million mainly related to the release of a $3.2 million allowance for credit losses related to unfunded commitments on the office loan that had previously been deemed to be collateral-dependent and for which the unfunded commitments were deemed to be unlikely to be funded, given the loan’s delinquent status as of September 30, 2021. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income (loss) on the Company’s condensed consolidated statements of comprehensive income (loss).
The following table presents the changes for the three and nine months ended September 30, 2021 and 2020 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2021	2021
Balance at beginning of period	$57,671	$66,666
(Benefit from) provision for credit losses	(2,451)	(11,446)
Write-off	(9,740)	(9,740)
Recoveries of amounts previously written off	—	—
Balance at end of period	$45,480	$45,480

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Balance at beginning of period	$76,710	$16,692
(Benefit from) provision for credit losses	(3,371)	56,647
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Balance at end of period	$73,339	$73,339
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status.
During the three months ended September 30, 2021, the Company resolved the nonaccrual status of a senior loan secured by a mixed-use office and retail property in New York City with an unpaid principal balance of $22.0 million. The Company received all interest that was previously due in the amount of approximately $1.6 million, which was recorded in interest income on the Company’s condensed consolidated statements of comprehensive income (loss). Given these facts and the Company’s expectations for the loan to be performing in accordance with the terms of the loan agreement, the loan was reinstated to accrual status.
During the three months ended September 30, 2021, the Company resolved a senior loan that had an outstanding unpaid principal balance of $68.1 million and had been on nonaccrual status. The resolution involved a coordinated sale of the collateral property, a Minneapolis, MN hotel, and the Company providing the new ownership group with a new $45.3 million senior floating rate loan. As a result of these transactions, the Company recognized a write-off of $9.7 million.
As of September 30, 2021, the Company had two senior loans with a total unpaid principal balance of $168.1 million and carrying value of $145.4 million that were held on nonaccrual status. Any reversal of accrued interest income is recorded in interest income on the Company’s condensed consolidated statements of comprehensive income (loss). No other loans were considered past due as of September 30, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2021	2021
Nonaccrual loan carrying value at beginning of period	$225,115	$17,835
Addition of nonaccrual loan carrying value	$—	$207,280
Removal of nonaccrual loan carrying value	$(79,765)	$(79,765)
Nonaccrual loan carrying value at end of period	$145,350	$145,350
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	9	$281,201	$280,172	6	$183,369	$182,730
2	53	1,842,052	1,819,740	50	1,863,590	1,847,332
3	26	839,615	832,077	29	1,055,782	1,026,662
4	10	541,891	536,872	17	762,636	732,310
5	2	168,094	145,350	1	67,057	58,769
Total	100	$3,672,853	$3,614,211	103	$3,932,434	$3,847,803
As of September 30, 2021, the weighted average risk rating of the Company’s portfolio was 2.6, weighted by unpaid principal balance, versus 2.8 as of June 30, 2021. The improvement in the portfolio’s average risk rating reflects the ongoing economic and market recovery from the COVID-19 pandemic, the advancement of business plans for the collateral properties, and the resulting improvement in the performance of the properties securing the Company’s loan portfolio, which resulted in risk rating upgrades in the portfolio during the three months ended September 30, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying value of loans held-for-investment as of September 30, 2021 and 2020 by risk rating and year of origination:

	September 30, 2021
(dollars in thousands)	Origination Year
Risk Rating	2021	2020	2019	2018	2017	2016	Prior	Total
1	$—	$—	$171,163	$75,601	$—	$33,408	$—	$280,172
2	$402,170	$86,214	$841,954	$340,839	$59,246	$37,389	$51,928	$1,819,740
3	$44,488	$58,241	$238,699	$241,541	$156,008	$67,991	$25,109	$832,077
4	$—	$—	$166,549	$73,375	$177,333	$—	$119,615	$536,872
5	$—	$—	$—	$99,495	$45,855	$—	$—	$145,350
Total	$446,658	$144,455	$1,418,365	$830,851	$438,442	$138,788	$196,652	$3,614,211

	September 30, 2020
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1	$—	$18,269	$90,472	$—	$33,300	$—	$142,041
2	74,375	1,050,044	591,444	284,263	103,336	54,078	2,157,540
3	11,827	359,028	259,642	257,661	—	11,193	899,351
4	40,931	166,125	250,302	180,968	—	141,604	779,930
5	—	—	—	—	—	—	—
Total	$127,133	$1,593,466	$1,191,860	$722,892	$136,636	$206,875	$3,978,862
During the nine months ended September 30, 2021, the Company entered into a loan modification related to a retail asset located in Pasadena, CA, which is classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments due to the collateral property’s cash flows and operating performance being adversely affected by the ongoing effects of the COVID-19 pandemic. This loan had also been previously modified. At September 30, 2021, this first mortgage loan had an outstanding principal balance of $114.1 million and was assigned a risk rating of “5”. The Company determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, this loan was assessed individually and the Company elected to apply a practical expedient in accordance with ASU 2016-13. At September 30, 2021, the Company recorded an allowance for credit loss of $14.1 million on this loan based on the Company’s estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and required significant judgment. Additionally, during the nine months ended September 30, 2021, the Company placed this loan on nonaccrual status and reversed $0.3 million of interest income. This loan’s maturity date has passed without the loan being paid off. The Company is evaluating a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
During the nine months ended September 30, 2021, a first mortgage loan with a principal balance of $54.0 million collateralized by an office property located in Washington, D.C., was downgraded to a risk rating of “5” as a result of the collateral property’s operating performance being adversely affected by the ongoing office leasing market challenges related to the COVID-19 pandemic. During the nine months ended September 30, 2021, the Company entered into a loan modification related to this asset, which included, among other changes, a reallocation of certain reserves. This loan had also been modified previously. The Company determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, this loan was assessed individually and the Company elected to apply a practical expedient in accordance with ASU 2016-13. At September 30, 2021, the Company recorded an allowance for credit loss of $8.0 million on this loan based on the Company’s estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and required significant judgment. Additionally, during the nine months ended September 30, 2021, the Company placed this loan on nonaccrual status and reversed $0.8 million of interest income. This loan’s maturity date of October 9, 2021 has passed without the loan being paid off. The Company is evaluating a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, a negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
Note 4. Variable Interest Entities and Securitized Debt Obligations
The Company finances pools of its commercial real estate loans through CRE CLOs, which are considered VIEs for financial reporting purposes, and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the power to direct the activities of the CRE CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant; therefore, the Company consolidates the CRE CLOs.
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Loans held-for-investment	$1,802,296	$1,200,479
Allowance for credit losses	(18,067)	(15,914)
Loans held-for-investment, net	1,784,229	1,184,565
Cash and cash equivalents	—	—
Restricted cash	20,000	62,804
Other assets	19,944	8,563
Total Assets	$1,824,173	$1,255,932
Securitized debt obligations	$1,356,429	$927,128
Other liabilities	1,246	1,092
Total Liabilities	$1,357,675	$928,220

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
The following table details our CRE CLO securitized debt obligations:

(in thousands)	September 30, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL3 CRE CLO
Collateral assets (2)	$768,796	$763,848	L+3.8%
Financing provided	630,818	627,580	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets	734,111	719,822	L+4.0%
Financing provided	572,001	570,597	L+1.7%
GPMT 2018-FL1 CRE CLO
Collateral assets	324,651	320,558	L+5.1%
Financing provided	158,253	158,252	L+2.3%
Total
Collateral assets	$1,827,558	$1,804,228	L+4.1%
Financing provided	$1,361,072	$1,356,429	L+1.8%
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
(2)Includes $20 million of restricted cash.

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2022	$277,534	$222,466	$500,000	$436,329	2.2%
Goldman Sachs Bank USA (3)	July 13, 2023	—	250,000	250,000	10,352	—%
JPMorgan Chase Bank	June 28, 2022	155,214	294,786	450,000	244,233	2.2%
Citibank	January 9, 2023	412,274	87,726	500,000	535,684	1.7%
Wells Fargo Bank (4)	June 28, 2022	71,736	28,264	100,000	109,865	2.1%
Total/Weighted Average		$916,758	$883,242	$1,800,000	$1,336,463
Asset-specific financings:
CIBC Bank USA	Term Matched	$44,752	$105,248	$150,000	$55,829	1.8%
Term financing facility:
Goldman Sachs Bank USA (5)	February 14, 2025	$127,867	$—	$127,867	$324,991	3.7%

	December 31, 2020
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	$435,719	$164,281	$600,000	$657,066	2.3%
Goldman Sachs Bank USA	May 2, 2021	395,990	104,010	500,000	593,625	2.5%
JPMorgan Chase Bank	June 28, 2022	361,797	88,203	450,000	536,758	2.5%
Citibank	January 9, 2023	386,049	113,951	500,000	504,236	1.8%
Wells Fargo Bank	June 28, 2021	129,320	145,680	275,000	185,282	2.1%
Total/Weighted Average		$1,708,875	$616,125	$2,325,000	$2,476,967
Asset-specific financings:
CIBC Bank USA	Term Matched	$123,091	$26,909	$150,000	$152,929	2.5%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of September 30, 2021, the Company retained an option to increase the maximum facility capacity amount up to $600 million, subject to customary terms and conditions.
(3)As of September 30, 2021, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of September 30, 2021, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
(5)Amount outstanding includes unamortized debt issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At September 30, 2021, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	September 30, 2021
(dollars in thousands)	Repurchase Facilities	Asset-Specific Financings	Term Financing Facility (1)	Total Amount Outstanding
2021	$—	44,752	$—	$44,752
2022	504,484	—	—	504,484
2023	412,274	—	—	412,274
2024	—	—	—	—
2025	—	—	127,867	127,867
Thereafter	—	—	—	—
Total	$916,758	$44,752	$127,867	$1,089,377
____________________
(1)Amount outstanding includes unamortized debt issuance costs.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$277,534	$163,245	18%	0.74	$435,719	$230,815	25%	0.49
JPMorgan Chase Bank	155,214	94,929	10%	0.74	361,797	187,282	20%	1.50
Goldman Sachs Bank USA	—	6,103	1%	1.78	395,990	203,297	22%	0.33
Citibank	412,274	131,034	14%	1.28	386,049	124,913	13%	2.02
Wells Fargo Bank	71,736	39,112	4%	0.74	129,320	57,483	6%	0.49
Total	$916,758	$434,423			$1,708,875	$803,790
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2021:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of September 30, 2021, the Company’s unrestricted cash was $154.9 million, while 5.0% of the Company’s recourse indebtedness was $39.3 million.
•Tangible net worth must be greater than the sum of (i) 75.0% of the Company’s tangible net worth as of June 28, 2017 and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after June 28, 2017, which calculates to $782.3 million. As of September 30, 2021, the Company’s tangible net worth was $979.6 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of September 30, 2021, the Company’s target asset leverage ratio was 66.3% and the Company’s total leverage ratio was 75.2%.
•Minimum interest coverage must be greater than 1.5:1.0. As of September 30, 2021, the Company’s minimum interest coverage was 1.8:1.0.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of our business. The Company intends to continue to operate in a manner which complies with all of its financial covenants.
Note 6. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2021, the notes had a conversion rate of 51.9943 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2021, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of September 30, 2021 and December 31, 2020 was $272.5 million and $271.3 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the Convertible Senior Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cash coupon	$4,119	$4,119	$12,357	$12,357
Amortization of issuance costs	437	410	1,261	1,213
Total interest expense	$4,556	$4,529	$13,618	$13,570
The following table details the carrying value of the Convertible Senior Notes:

December 2022 Convertible Senior Notes

	September 30,	December 31,
(in thousands)	2021	2020
Principal outstanding	$143,750	$143,750
Less: Unamortized issuance costs	(1,106)	(1,774)
Net carrying value	$142,644	$141,976

October 2023 Convertible Senior Notes

	September 30,	December 31,
(in thousands)	2021	2020
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(1,732)	(2,326)
Net carrying value	$129,868	$129,274

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 7. Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock
On September 25, 2020, the Company, as a guarantor, and certain subsidiaries of the Company, as borrowers, entered into a five-year senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC, or PIMCO, providing for up to $300.0 million of new senior secured term loan facilities and warrants to purchase, in the aggregate, up to 6,065,820 shares of the Company’s common stock, $0.01 par value per share. The senior secured term loan credit agreement is guaranteed by the Company and certain of its subsidiaries and secured by certain of their unencumbered assets and pledges of certain equity interests held by the Company and its subsidiaries. The loans outstanding under the senior secured term loan facilities are non-amortizing and may be voluntarily repaid, in whole or in part, at any time subject to certain prepayment premiums if they are repaid prior to September 25, 2023.
On September 28, 2020, the Company borrowed $225.0 million under the initial senior secured term loan facilities. The Company chose not to borrow the remaining $75.0 million of commitments under the facilities, which were available to the Company on a delayed draw basis until September 25, 2021. The net proceeds from the senior secured term loan facilities were approximately $210.2 million after deducting discounts and expenses, which were capitalized as debt issuance costs. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025.
On September 25, 2021, warrantholders forfeited unvested warrants exercisable for 1,516,455 shares of common stock because the Company chose not to borrow the $75.0 million of delayed draw commitments available under the facilities.
On September 30, 2021, the Company settled part of the outstanding warrants to purchase approximately 1.06 million shares of common stock at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $7.5 million. Subsequent to quarter end, on October 4, 2021, the Company settled the remaining warrants to purchase approximately 3.49 million shares of common stock at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $24.7 million. The Company currently has no warrants outstanding.
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
The table below summarizes the net carrying amount of the senior secured term loan facilities:

	September 30,	December 31,
(in thousands)	2021	2020
Principal outstanding	$225,000	$225,000
Less: Unamortized debt discount and issuance costs	(16,215)	(18,552)
Net carrying value	$208,785	$206,448
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
The senior secured term loan credit agreement also contains financial covenants that are substantially similar to the financial covenants under the Company’s repurchase facilities, asset-specific financing facility and term financing facility. If the Company fails to meet or satisfy any of the covenants in accordance with the senior secured term loan credit agreement and is unable to obtain a waiver or other suitable relief from the lenders, the Company would be in default and the Company’s lenders could elect to declare outstanding amounts due and payable. The Company was in compliance with all of its financial covenants as of September 30, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of September 30, 2021, the Company held $0.6 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $5.0 million as of December 31, 2020. In addition, as of September 30, 2021, the Company held $20.0 million in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs, compared to $62.8 million as of December 31, 2020.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$154,916	$261,419
Restricted cash	20,602	67,774
Total cash, cash equivalents and restricted cash	$175,518	$329,193
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
Recurring Fair Value
As of September 30, 2021 and December 31, 2020, the Company held no assets or liabilities measured at fair value on a recurring basis.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from the application of allowances for collateral-dependent assets under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. For collateral-dependent loans that are identified as impaired, the Company measures allowance for credit losses by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the respective loan. To estimate the fair value of the underlying collateral the Company may (i) use certain valuation techniques, which, among others, may include a discounted cash flow method of valuation, or (ii) by obtaining a third-party independent assessment of value such as an appraisal or other opinion of value. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
During the three months ended September 30, 2021, the Company assigned a risk rating of “5” to two of its loans held-for-investment during the quarterly risk rating process. As of September 30, 2021, these two loans have an aggregate outstanding principal balance of $168.1 million, and an aggregate carrying value of $145.3 million. The Company recorded a CECL reserve on these two assets based on its estimation of the fair value of each loan’s underlying collateral, less costs to sell, as of September 30, 2021. These loans held-for-investment are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of these loans held-for-investment include the exit capitalization rate and discount rate assumptions used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.50% to 7.00%, and from 7.00% to 9.50%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2021. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior secured term loan facilities at the carrying value thereof as of September 30, 2021. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,614,211	$3,648,115	$3,847,803	$3,867,286
Cash and cash equivalents	$154,916	$154,916	$261,419	$261,419
Restricted cash	$20,602	$20,602	$67,774	$67,774
Liabilities
Repurchase facilities	$916,758	$916,758	$1,708,875	$1,708,875
Securitized debt obligations	$1,356,429	$1,360,354	$927,128	$916,701
Asset-specific financings	$44,752	$44,752	$123,091	$123,091
Term financing facility	$127,867	$127,867	$—	$—
Convertible senior notes	$272,512	$275,141	$271,250	$257,411
Senior secured term loan facilities	$208,785	$208,785	$206,448	$206,448
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2021:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of September 30, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of September 30, 2021 and December 31, 2020, the Company had unfunded loan commitments of $430.1 million and $503.7 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans, which have a weighted average future funding period of approximately one to two years. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies, generally, and the U.S. commercial real estate market, specifically, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
As of September 30, 2021, the Company recognized $1.9 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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
The Company has the option at any time after five years from the initial issue date of June 28, 2017 to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends.
During each of the three and nine months ended September 30, 2021 and 2020, the Company declared dividends to the preferred stockholder of $25,000 and $75,000, respectively.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock from December 31, 2019 through September 30, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 15, 2021	October 1, 2021	October 19, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
Share Repurchases
The Company’s Share Repurchase Program allows for the repurchase of up to an aggregate of 2,000,000 shares of the Company’s common stock and has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended September 30, 2021, the Company repurchased 1,000,721 shares of its common stock at a weighted average price of $13.49 per share for an aggregate cost of $13.5 million. As of September 30, 2021, there remained 698,388 shares authorized for repurchase.
The Company has also authorized the repurchase of shares of restricted common stock granted to employees and directors for tax withholding purposes. During the nine months ended September 30, 2021, the Company repurchased from employees and directors 115,053 shares of its common stock for an aggregate cost of $1.2 million. No shares were repurchased for tax withholding purposes during the three months ended September 30, 2021 and three and nine months ended September 30, 2020.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of September 30, 2021, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three and nine months ended September 30, 2021 and 2020.
Warrants to Purchase Common Stock
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for details on warrants to purchase shares of the Company’s common stock.
Note 13. Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan, or the Plan, permits the granting of restricted common stock, phantom shares, or restricted stock units, both non-performance based, or RSUs, and performance-based, or PSUs, dividend equivalent rights and other equity-based awards to employees, directors, officers, advisors, consultants and other personnel. As of September 30, 2021, the Company had 2,228,088 shares of common stock available for future issuance under the Plan.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2021, there was $1.2 million of total unrecognized compensation cost for awards of restricted common stock that will be recognized over the grants' remaining weighted average vesting period of 1.6 years. For the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $1.8 million, respectively, of compensation expense associated with these awards, compared to $1.3 million and $4.0 million, respectively, for the three and nine months ended September 30, 2020, within compensation and benefits expense on the condensed consolidated statements of income (loss).
As of September 30, 2021, there was $6.7 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants' remaining weighted average vesting period of 2.6 years. For the three and nine months ended September 30, 2021, the Company recognized $1.2 million and $3.1 million, respectively, of compensation expense associated with these awards within compensation and benefits expense on the condensed consolidated statements of income (loss). The Company did not recognize any compensation expense associated with grants of RSUs in any period prior to October 1, 2020.
Awards of PSUs have a three-year cliff vesting with the number of performance-based stock units vesting at the end of the three-year period based upon the Company’s absolute and relative “core” return on average equity, or Core ROAE, performance, as set in the applicable award agreements. More specifically, between 0% and 200% of the target number of units may vest at the end of the performance period based (i) 50% against the predetermined internal Company performance goal for Core ROAE and (ii) 50% against the Company's performance ranking for Core ROAE among a group of commercial mortgage REIT peer companies. The commercial mortgage REIT peer group includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
As of September 30, 2021, there was $4.3 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 2.4 years. For the three months and nine months ended September 30, 2021, the Company recognized $0.3 million and $0.6 million, respectively, of compensation expense associated with these awards within compensation and benefits expenses on the condensed consolidated statements of income (loss). The Company did not recognize any compensation expense associated with grants of PSUs in any period prior to January 1, 2021.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs for the nine months ended September 30, 2021:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2020	569,535	403,903	—	$14.93
Granted	—	519,562	—	9.77
Vested	(137,728)	—	—	18.46
Forfeited	(97,425)	—	—	18.43
Outstanding at March 31, 2021	334,382	923,465	—	$11.32
Granted	—	44,853	—	14.77
Vested	(52,092)	(1,048)	—	5.12
Forfeited	(17,628)	(3,957)	—	5.93
Outstanding at June 30, 2021	264,662	963,313	—	$11.95
Granted	—	—	347,896	14.15
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2021	264,662	963,313	347,896	12.44

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Below is a summary of restricted stock and RSU vesting dates as of September 30, 2021:

Vesting Year	Restricted Stock	RSUs	PSUs	Total Awards
2021	—	30,030	—	30,030
2022	172,077	218,034	—	390,111
2023	92,585	173,187	347,896	613,668
2024	—	173,194	—	173,194
2025	—	368,868	—	368,868
Total	264,662	963,313	347,896	1,575,871
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. For the year ended December 31, 2020, the Company did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and, consequently, the Company accrued an excise tax of $0.6 million. As of September 30, 2021, the Company distributed 100% of its REIT taxable income for the taxable year ended December 31, 2020, in part with dividends paid in 2021, and has complied with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders - basic	$18,605	$(24,691)	$60,815	$(63,665)
Interest expense attributable to convertible notes	—	—	13,618	—
Net income (loss) attributable to common stockholders - diluted	$18,605	$(24,691)	$74,433	$(63,665)
Denominator:
Weighted average common shares outstanding	54,188,884	54,624,739	54,537,196	54,561,411
Weighted average restricted stock shares	264,662	580,343	327,260	578,752
Basic weighted average shares outstanding	54,453,546	55,205,082	54,864,456	55,140,163
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	—	14,065,946	—
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	435,430	—	245,890	—
Effect of dilutive shares issued in an assumed exercise of warrants issued in conjunction with the senior secured term loan facilities	1,846,302	—	1,726,453	—
Diluted weighted average shares outstanding	56,735,278	55,205,082	70,902,745	55,140,163
Earnings (loss) per share
Basic	$0.34	$(0.45)	$1.11	$(1.15)
Diluted	$0.33	$(0.45)	$1.05	$(1.15)

For the three and nine months ended September 30, 2020 and three months ended September 30, 2021, excluded from the calculation of diluted earnings per share is the effect of adding back $4.5 million, $13.6 million and $4.6 million, respectively, of interest expense and 13,717,782, 13,717,782 and 14,065,946, respectively, of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
In conjunction with entering into the senior secured term loan credit agreement and the warrants described in Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the senior secured term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2021, these adjustments totaled $0.3 million and $0.8 million, respectively. Additionally, the computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming the exercise of warrants issued in conjunction with entering into the senior secured term loan credit agreement, to the extent such warrants remained outstanding as of September 30, 2021 (after giving effect to the settlement of a portion of such warrants on such date). The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the conversion of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three and nine months ended September 30, 2021, the additional 1.8 million and 1.7 million shares, respectively attributable to the warrants were included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2021, the additional 435,430 and 245,890, respectively, weighted-average unvested RSUs were included in the dilutive earnings per share denominator. The Company did not have any RSUs outstanding as of September 30, 2020.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16. Related Party Transactions
Prior to the Internalization, the Company paid the Former Manager a base management fee equal to 1.5% of the Company’s equity, as defined in the management agreement with the Former Manager, or the Former Management Agreement, on an annualized basis. The Company incurred $4.0 million and $11.8 million, respectively, in management fees for the three and nine months ended September 30, 2020. The Company did not incur a management fee for the three and nine months ended September 30, 2021 because the Company was not managed by the Former Manager during the period as a result of the Internalization.
In addition, incentive fees, if earned, were payable to the Former Manager, as defined in the Former Management Agreement. No incentive fees were incurred for the three and nine months ended September 30, 2021 and 2020.
Prior to the Internalization, the Company reimbursed the Former Manager for certain direct and allocated costs incurred by the Former Manager on behalf of the Company. During the three and nine months ended September 30, 2020, these direct and allocated costs totaled approximately $1.5 million and $10.8 million, respectively. No direct and allocated costs were incurred by the Former Manager on behalf of the Company during the three and nine months ended September 30, 2021 because the Company was not managed by the Former Manager during the period as a result of the Internalization.
Note 17. Subsequent Events
Events subsequent to September 30, 2021 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than as discussed below.
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for details on the settlement of warrants to purchase shares of the Company’s common stock.
On November 3, 2021, the Company priced GPMT 2021-FL4, a $621 million managed CRE CLO with an initial advance rate of 80.875% and a weighted average interest rate at issuance of LIBOR + 1.68%, before transaction costs.

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
We were externally managed by Pine River Capital Management L.P., or the Former Manager, through December 31, 2020, at which time we internalized our management function, or the Internalization.
COVID-19 Pandemic
As of September 30, 2021, the COVID-19 pandemic remains ongoing. Since the beginning of 2020, the pandemic has significantly impacted the global economy, created disruptions in the global supply chain, increased rates of unemployment and adversely impacted many industries, including those related to the real estate collateral underlying certain of our loans. So far in 2021, the global and U.S. economic activity has, to varying degrees, begun to improve, as wider distribution of the COVID-19 vaccines has continued. As a result, macroeconomic forecasts have improved over the last few quarters, including expectations for unemployment rates and overall economic output. Nonetheless, the ongoing pandemic may continue to adversely impact the macroeconomic recovery, particularly with respect to the emergence of new variants of the COVID-19 virus, the continued distribution and acceptance of the vaccines and the effectiveness of such vaccines against new variants of the COVID-19 virus. The fluid nature of this situation precludes any certainty as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments.
We continue to monitor the COVID-19 pandemic and its impact on our operating partners, financing sources, borrowers and their tenants and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its ultimate impact on our operations, liquidity and availability of financing, remain uncertain, as it continues to evolve. To the extent that our borrowers and their tenants, property sponsors and financing sources continue to be impacted by the COVID-19 pandemic, it could have a material adverse effect on our liquidity and capital resources.
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
•potential risks and uncertainties relating to the spread of COVID-19, including new variants;
•actions taken by governmental authorities and businesses to contain the COVID-19 pandemic or to mitigate its impact;
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
Third Quarter 2021 Activity
Operating Results:
•GAAP net income of $18.6 million, or $0.34 per basic share, reflecting a release of CECL reserves of $5.8 million.
•Distributable Earnings of $5.1 million, or $0.09 per basic share, which excludes the $5.8 million release of the CECL reserve, $2.0 million expense related to the amortization of non-cash equity compensation and includes the $9.7 million realized loss on a loan held-for-investment, as further described below.
•Book value per share of common stock of $17.33 inclusive of $(0.88) per share of common stock of total CECL reserve.
•Declared a regular quarterly common stock dividend of $13.7 million, or $0.25 per share of common stock.

Portfolio Activity:
•Originated eight loans with a total commitment of $311.7 million and a total principal balance of $289.3 million.
•Funded $35.2 million of principal balance on prior loan commitments.
•Received loan repayments and principal amortization of $290.5 million.
•Maintained a portfolio of 100 loan investments with a weighted-average stabilized loan to value ratio, or LTV, at origination of 63.3%, and a weighted-average all-in yield at origination of L+4.11%.
•Collected 100% of contractual interest payments during the third quarter of 2021, inclusive of loan modifications and two loans on nonaccrual status. Deferred, and added to the principal, $1.1 million of interest income related to certain loans that had been modified in prior periods.
Financing Activity:
•Repurchased through open market transactions 1,000,721 shares of common stock at a weighted average price of $13.49 per share for an aggregate cost of $13.5 million.
•Settled part of the outstanding warrants to purchase approximately 1.06 million shares of common stock at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $7.5 million.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share on a U.S. generally accepted accounting principles, or GAAP, basis, dividends declared, Distributable Earnings and book value per share of common stock. For the three months ended September 30, 2021, we recorded earnings per basic share of $0.34, declared a regular quarterly cash dividend of $0.25 per share of common stock and reported Distributable Earnings of $0.09 per basic share. Our book value as of September 30, 2021 was $17.33 per share of common stock, inclusive of $(0.88) of total Current Expected Credit Loss, or CECL, reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings per share and dividends declared per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$18,630	$(24,666)	$60,890	$(63,590)
Weighted average number of common shares outstanding	54,453,546	55,205,082	54,864,456	55,140,163
Basic earnings per basic common share	$0.34	$(0.45)	$1.11	$(1.15)
Diluted earnings per basic common share	$0.33	$(0.45)	$1.05	$(1.15)
Dividend declared per common share	$0.25	$0.20	$0.75	$0.20

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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the nine months ended September 30, 2021, we recorded a $15.1 million benefit from provision for credit losses, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the nine months ended September 30, 2021, we recorded a $9.7 million realized loss on a loan held-for-investment, which has been included in Distributable Earnings, consistent with not collecting all amounts due at the time a loan was repaid pursuant to our existing policy for reporting Distributable Earnings referenced above.
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
The following table provides a reconciliation of GAAP net income (loss) attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of GAAP net income to Distributable Earnings:	(unaudited)		(unaudited)
GAAP net income (loss) attributable to common stockholders	$18,605	$(24,691)	$60,815	$(63,665)
Adjustments for non-distributable earnings:
(Benefit from) provision for credit losses	(5,760)	(5,300)	(15,072)	62,240
Write-off of loan held-for-investment	(9,740)	—	(9,740)	—
Restructuring charges	—	43,682	—	43,682
Non-cash equity compensation	2,032	1,316	5,558	3,994
Distributable Earnings	$5,137	$15,007	$41,561	$46,251
Distributable Earnings per basic share of common stock	$0.09	$0.27	$0.76	$0.84
Basic weighted average common shares - Distributable Earnings	54,453,546	55,205,082	54,864,456	55,140,163
The presentation for the comparative period has been reorganized to conform with the 2020 presentation of Distributable Earnings. This reorganization has no impact on Distributable Earnings.

Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

(in thousands)	September 30, 2021	December 31, 2020
Stockholders’ equity	$932,109	$934,846
Preferred stock	(1,000)	(1,000)
Common stockholders’ equity	$931,109	$933,846
Shares:
Common stock	53,254,803	54,635,547
Restricted stock	264,662	569,535
Total outstanding	53,789,465	55,205,082
Book value per share of common stock	$17.33	$16.92
Book value per share as of September 30, 2021 includes the impact of an estimated allowance for credit losses of $47.4 million, or $0.88 per common share. See Note 2 – Basis of Presentation and Significant Accounting Policies of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
The Company’s interest-earning assets include its 100% loan investment portfolio. At September 30, 2021, our portfolio was comprised of 100 loans, of which 98 were senior first mortgage loans totaling $4.1 billion of commitments with an unpaid principal balance of $3.7 billion, and two were subordinated loans totaling $15.5 million in commitments and unpaid principal balance. During the three months ended September 30, 2021, we collected 100% of the contractual interest payments that were due under our loan agreements, after taking into consideration certain loans that have been modified mainly due to the impact of the COVID-19 pandemic and two loans on nonaccrual status. In connection with the loan modifications, the total amount of interest income that was deferred and added to the principal during the three months ended September 30, 2021 was $1.1 million, or 2.3% of our interest income recognized during the period. The interest income deferred and added to the principal balance during the three months ended September 30, 2021 was related to loan modifications entered into in prior quarters. At September 30, 2021, the weighted average risk rating of our loan portfolio was 2.6, weighted by total unpaid principal balance, as compared to 2.8 at June 30, 2021.
During the three months ended September 30, 2021, we originated eight loans with a total unpaid principal balance of $289.3 million and total loan commitments of $311.7 million. Other loan fundings included $35.2 million of additional fundings made under existing loan commitments. Proceeds from loan repayments and principal amortization during the three months ended September 30, 2021 totaled $290.5 million. We generated interest income of $48.4 million and incurred interest expense of $26.3 million, which resulted in net interest income of $22.1 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details.
The following table details our loan activity by unpaid principal balance for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Loan originations	$289,345	$—
Other loan fundings (1)	35,175	54,464
Deferred interest capitalized	1,077	3,153
Loan repayments	(290,497)	(400,646)
Loan write-offs	(9,740)	—
Total loan activity, net	$25,360	$(343,029)
___________________
(1) Additional fundings made under existing loan commitments.

The following table details overall statistics for our investment portfolio as of September 30, 2021:

Portfolio Summary
Number of loans	100
Total loan commitments	$4,102,958
Unpaid principal balance	$3,672,853
Unfunded loan commitments	$430,105
Carrying value	$3,614,211
Weighted-average cash coupon	L+3.48%
Weighted-average all-in yield	L+4.11%
Stabilized LTV at origination	63.3%

The following table provides detail of our portfolio as of September 30, 2021:

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/15	$120.0	$120.0	$119.6	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	93.0	92.2	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/18	114.1	114.1	99.5	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/19	101.6	91.0	90.1	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	91.3	90.4	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	12/18	96.5	74.6	73.8	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	07/19	94.0	80.2	79.5	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.8	72.2	71.4	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	01/20	81.9	59.7	59.2	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.7	81.4	80.6	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	09/19	77.0	77.0	76.8	L+3.07%	L+3.58%	3.0	NY	Multifamily	62.7%	67.1%
Senior	10/19	76.9	76.9	76.2	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	11/17	75.3	75.3	75.0	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	10/17	74.8	54.0	45.9	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	12/16	71.8	68.2	68.0	L+3.75%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/19	65.2	50.2	49.7	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	60.5	59.6	L+3.00%	L+3.39%	3.0	LA	Multifamily	68.8%	68.6%
Senior	09/19	60.2	60.2	60.1	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	55.9	55.8	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	06/19	54.1	50.9	50.7	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	06/21	52.7	46.6	45.9	L+4.32%	L+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	12/15	52.0	52.0	51.9	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	09/21	51.7	45.3	44.5	L+5.00%	L+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	05/17	51.4	51.4	48.4	L+4.70%	L+5.50%	3.0	HI	Hotel	60.8%	59.4%
Senior	02/20	50.5	44.7	44.1	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	35.9	35.7	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	08/19	46.4	41.8	41.4	L+2.84%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/21	46.4	45.4	44.7	L+3.69%	L+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	07/16	46.0	37.4	37.4	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	06/18	46.0	46.0	45.8	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/21	45.8	45.4	44.9	L+3.16%	L+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	08/18	45.7	44.9	44.8	L+3.13%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	09/21	44.3	37.4	36.8	L+3.30%	L+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	05/19	44.1	41.9	41.5	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	12/17	42.9	39.9	39.9	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	08/17	41.9	41.9	41.5	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	05/21	38.9	24.2	23.7	L+3.28%	L+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	34.8	34.7	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/19	38.2	36.2	36.0	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	11/18	37.1	34.4	34.4	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	30.3	30.3	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	03/20	34.9	14.4	14.2	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%

Senior	05/17	34.8	31.1	31.1	L+5.35%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	10/19	34.4	24.9	24.8	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	12/18	34.2	30.8	29.1	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.8	29.7	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	10/19	33.7	26.0	25.9	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/16	33.6	33.6	33.4	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	03/20	33.5	27.3	27.0	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	08/19	33.5	28.4	28.2	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	06/18	33.4	28.7	28.5	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	11/19	33.2	31.8	31.6	L+2.70%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	32.1	27.9	27.8	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	20.1	20.0	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	31.2	31.0	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	11/19	31.3	31.1	31.1	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	05/18	31.0	30.5	30.4	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	05/17	30.9	29.4	29.0	L+4.00%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	06/21	30.5	29.6	29.1	L+3.22%	L+3.58%	3.0	GA	Multifamily	73.0%	65.8%
Senior	11/19	27.7	18.5	18.3	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.5	26.9	26.8	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	26.0	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	07/17	27.3	27.3	27.1	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	01/19	27.0	24.4	24.3	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	06/17	27.0	24.0	24.0	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	08/19	26.8	26.3	26.0	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	12/18	26.1	22.5	22.4	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	25.9	23.5	23.5	L+4.00%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	10/15	25.3	25.3	25.1	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	09/18	25.1	22.0	21.4	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	08/19	25.0	23.9	23.7	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	09/17	24.8	21.8	21.6	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	09/21	24.4	22.5	22.1	L+3.18%	L+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	07/19	24.0	19.0	18.9	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	23.7	23.5	23.3	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	05/21	23.3	14.8	14.6	L+3.50%	L+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	07/19	23.3	20.0	19.9	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	03/18	23.0	23.0	23.0	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.6	17.3	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	06/19	21.5	21.5	21.4	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/18	21.5	19.3	19.0	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	07/21	21.4	18.9	18.6	L+3.25%	L+3.63%	3.0	GA	Multifamily	77.0%	68.7%
Senior	03/19	21.1	20.8	20.6	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.9	19.8	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	04/21	21.0	19.8	19.5	L+3.24%	L+3.56%	3.0	NJ	Multifamily	77.5%	74.2%
Senior	05/21	20.6	15.9	15.8	L+3.99%	L+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	01/18	19.3	17.6	17.6	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	11/18	18.9	16.5	16.4	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.7	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	01/19	18.2	18.2	18.2	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	08/17	17.5	14.5	14.4	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	06/21	16.7	13.5	13.2	L+3.35%	L+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/18	16.0	11.5	11.4	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	15.2	11.6	11.5	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/21	14.5	14.0	13.9	L+3.65%	L+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	14.0	14.0	10.8	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.7	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	11/15	1.4	1.4	—	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,103.0	$3,672.9	$3,614.2	L+3.48%	L+4.11%	3.1			66.0%	63.3%
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
The following charts illustrate the diversification and composition of our portfolio based on types of properties securing our loan investments, geographic distribution, interest rate and investment type, as of September 30, 2021:
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
Our loan modifications typically include temporary reductions in the amount of cash interest collected, permit accrual of a portion of the interest due during the modification period to be repaid at a later date, permit the use of existing cash loan reserves to pay debt service due on our loans and other property-level expenses and/or modify or waive certain performance tests or covenants related to term extensions. Our loan modifications are often coupled with additional equity or other forms of credit support from the sponsors. The total amount of interest income that was deferred and added to the principal during the three months ended September 30, 2021 was $1.1 million as a result of loan modifications that were entered into prior to the three months ended September 30, 2021.
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	September 30, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	9	$281,201	$280,172	6	$183,369	$182,730
2	53	1,842,052	1,819,740	50	1,863,590	1,847,332
3	26	839,615	832,077	29	1,055,782	1,026,662
4	10	541,891	536,872	17	762,636	732,310
5	2	168,094	145,350	1	67,057	58,769
Total	100	$3,672,853	$3,614,211	103	$3,932,434	$3,847,803
Other Portfolio Developments
During the three months ended September 30, 2021, we recorded a decrease of $15.5 million in the allowance for credit losses, which resulted in the overall CECL reserve of $47.4 million at September 30, 2021. The decrease in the allowance for credit losses reflects a write-off of a prior credit reserve related to a resolution of a collateral-dependent loan and the release of a $3.2 million credit reserve on unfunded commitments on a collateral-dependent asset and moderately improved expectations of macroeconomic conditions.
During the three months ended September 30, 2021, we resolved the nonaccrual status of a senior loan secured by a mixed-use office and retail property in New York City with an outstanding unpaid principal balance of $22.0 million. We received all interest that was previously due in the amount of approximately $1.6 million and had the borrower establish and fund additional reserves for debt service and operating expenses. Given these facts and our expectations for the loan performing in accordance with the terms of the loan agreement, the loan was reinstated to accrual status.
During the three months ended September 30, 2021, we resolved a senior loan that had an outstanding unpaid principal balance of $68.1 million and had been nonaccrual status. The resolution involved a coordinated sale of the collateral property, a Minneapolis, MN hotel, and our providing the new ownership group with a new $45.3 million senior floating rate loan supported by capital invested in the property by the new sponsor. As a result of these transactions, we realized a write-off of approximately $9.7 million.

Portfolio Financing
As of September 30, 2021, our portfolio financing consisted of repurchase facilities collateralized by loans held-for-investment, securitized debt obligations collateralized by pools of loans held-for-investment issued in commercial real estate collateralized loan obligations transactions, or CRE CLOs, an asset-specific financing facility collateralized by loans held-for-investment and a term financing facility collateralized by loans held-for-investment. Our non-mark-to-market financing sources accounted for approximately 62.5% of portfolio loan-level financing as of September 30, 2021.
The following table details our portfolio financing as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
CRE CLOs	$1,356,429	$927,128
Term financing facility	127,867	—
Asset-specific financing facility	44,752	123,091
Total non-mark-to-market financing	1,529,048	1,050,219
Secured repurchase agreements	916,758	1,708,875
Total portfolio financing	$2,445,806	$2,759,094

The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility and the CRE CLOs as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Loans held-for-investment	$3,501,513	$3,814,460
Total	$3,501,513	$3,814,460

Secured Repurchase Agreements
As of September 30, 2021, we had repurchase facilities in place with five counterparties (lenders) with aggregate outstanding borrowings of $0.9 billion, which financed a portion of our loans held-for-investment. As of September 30, 2021, the weighted average borrowing rate on our repurchase facilities was 2.0%, the weighted average advance rate was 66.7%, and the term to maturity ranged from 271 days to approximately 1.8 years, with a weighted average remaining maturities of 1.0 year.
The table below details our secured repurchase facilities as of September 30, 2021:

	September 30, 2021
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2022	No	$277,534	$222,466	$500,000
Goldman Sachs Bank USA (3)	July 13, 2023	No	$—	$250,000	$250,000
JPMorgan Chase Bank	June 28, 2022	No	$155,214	$294,786	$450,000
Citibank	January 9, 2023	No	$412,274	$87,726	$500,000
Wells Fargo Bank (4)	June 28, 2022	No	$71,736	$28,264	$100,000

(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of September 30, 2021, we retained an option to increase the maximum facility capacity amount up to $600 million, subject to customary terms and conditions.
(3)As of September 30, 2021, we retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of September 30, 2021, we retained an option to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
Under our repurchase facilities, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event, or under a limited number of our repurchase facilities or market events. To cover a margin call, we may transfer cash to such counterparty. At maturity, any cash on deposit as collateral is generally applied against the repurchase facility balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase facilities could result, causing an adverse change in our liquidity position.
Collateralized Loan Obligations
We have financed certain pools of our loans through CRE CLOs. At September 30, 2021, we had three CRE CLOs outstanding, GPMT 2021-FL3, GPMT 2019-FL2 and GPMT 2018-FL1, totaling $1.4 billion of outstanding borrowings, financing 55 of our existing first mortgage loan investments with an aggregate principal balance of $1.8 billion. The CRE CLOs provide us with an attractive cost of funds and finance 49.2% of our loan portfolio on a term-matched, non-recourse and non-mark-to-market basis.

The following table details our CRE CLO securitized debt obligations:

(in thousands)	September 30, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL3 CRE CLO
Collateral assets (2)	$768,796	$763,848	L+3.8%
Financing provided	630,818	627,580	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets	734,111	719,822	L+4.0%
Financing provided	572,001	570,597	L+1.7%
GPMT 2018-FL1 CRE CLO
Collateral assets	324,651	320,558	L+5.1%
Financing provided	158,253	158,252	L+2.3%
Total
Collateral assets	$1,827,558	$1,804,228	L+4.1%
Financing provided	$1,361,072	$1,356,429	L+1.8%
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
(2)Includes $20 million of restricted cash.
Term Financing Facility
In February 2021, we entered into a term financing facility with Goldman Sachs Bank USA providing us with $349 million of term-matched and non-mark-to-market financing to fund certain loans that were previously financed under the repurchase facility with Goldman Sachs Bank USA. The term financing facility is non-amortizing and may be voluntarily repaid, in whole, on any payment date, subject to a prepayment premium with certain exceptions if repaid prior to February 10, 2022. The term financing facility’s term is matched to that of the underlying commercial mortgage loans, not to exceed February 9, 2025. As of September 30, 2021, we had outstanding $127.9 million on the term financing facility with a weighted average borrowing rate of 3.68%.
The following table details the outstanding borrowings under our term financing facility as of September 30, 2021:

(in thousands)	September 30, 2021
Term Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GS Term Financing Facility
Collateral assets	$327,632	$324,991	L+4.1%
Borrowings outstanding	129,980	127,867	L+3.6%
___________________
(1) Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of all in weighted average yield at origination exclude fixed rate loans. Calculations of cost of funds is the initial weighted average coupon of the term financing facility, exclusive of any term financing facility issuance costs.

Asset-Specific Financing
In April 2019, we entered into a $150 million loan financing facility with CIBC Bank USA to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us.
The following table details the outstanding borrowings under our asset-specific financing facility as of September 30, 2021:

(in thousands)	September 30, 2021
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
CIBC Asset-Specific Financing Facility
Collateral assets	$55,940	$55,829	L+3.4%
Borrowings outstanding	44,752	44,752	L+1.7%
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

Corporate Financing
The following table details our outstanding corporate financing as of September 30, 2021:

(in thousands)	September 30, 2021
Corporate Financing	Principal Balance
Senior secured term loan facilities	$225,000
Convertible senior notes	275,350
Total Corporate Financing	500,350
Senior Secured Term Loan Facilities
As of September 30, 2021, the total outstanding amount due on the senior secured term loan facilities was $225.0 million, with a carrying value of $208.8 million, net of deferred issuance costs. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025.

(in thousands)	September 30, 2021
Senior Secured Term Loan Facilities	Principal Balance	Carrying Value	All-in Cost (1)	Maturity Date
PIMCO Senior Secured Term Loan Facilities	$225,000	$208,785	10.8%	September 2025
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs and warrants.
Senior Convertible Notes
As of September 30, 2021, the total outstanding amount due on convertible senior notes was $272.5 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of September 30, 2021, these notes had a conversion rate of 51.9943 and 50.0894 shares of common stock per $1,000 principal amount of the notes, respectively.

As of September 30, 2021, the following senior convertible notes were outstanding:

(in thousands)	September 30, 2021
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Senior Convertible Notes Maturing 2022	143,750	142,644	5.6%	6.4%	December 1, 2022
Senior Convertible Notes Maturing 2023	131,600	129,868	6.4%	7.2%	October 1, 2023
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, term financing facility, CRE CLOs, senior secured term loan facilities and convertible senior notes for the three months ended September 30, 2021, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended September 30, 2021	$2,945,314	$2,927,103	$2,927,103
For the Three Months Ended June 30, 2021	$2,967,421	$2,868,936	$3,129,688
For the Three Months Ended March 31, 2021	$3,149,509	$3,112,629	$3,319,943
For the Three Months Ended December 31, 2020	$3,281,786	$3,236,792	$3,317,165
For the Three Months Ended September 30, 2020	$3,262,423	$3,379,053	$3,379,053
Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our repurchase agreements, term financing facility, asset specific financing and senior secured term loan facilities require the Company to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of September 30, 2021
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness	Unrestricted cash of $154.9 million, while 5.0% of recourse indebtedness was $39.3 million
Tangible Net Worth	Tangible net worth greater than the sum of (i) 75.0% of tangible net worth as of June 28, 2017 and (ii) 75.0% of net cash proceeds of equity issuances after June 28, 2017, which calculates to $782.3 million.	Tangible net worth of $979.6 million
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 66.3%; Total leverage ratio of 75.2%
Interest Coverage	Interest coverage ratio of no less than 1.5:1.0	Interest coverage of 1.8:1.0
We were in compliance with all financial covenants as of September 30, 2021.
Leverage Ratios
As of September 30, 2021, the total debt-to-equity ratio with respect to our loans held-for-investment was 3.0:1.0, and our recourse leverage ratio was 1.4:1.0.
The following table represents the Company’s recourse leverage ratio and total leverage ratio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Recourse leverage ratio (1)	1.4	2.2
Total leverage ratio (2)	3.0	3.2
(1) The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by equity.
(2) The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by equity.

Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices, typically LIBOR or similar index, on our assets with those on our asset level borrowings. Accordingly, our business model is such that in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of September 30, 2021, 99% of our loan investments earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loan investments. As of September 30, 2021, the remaining 1% of our investments that earned a fixed rate of interest were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of September 30, 2021:

(in thousands)	Net Exposure
Floating rate assets(1)	$3,623,823
Floating rate liabilities(1)(2)	2,452,562
Net floating rate exposure	$1,171,261
(1) Floating rate loans and liabilities are currently indexed to the London Interbank Offered Rate, or LIBOR.
(2) Floating rate liabilities include our repurchase facilities, term financing facility, asset-specific financing facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,675,426	$47,934	5.2%	$3,740,623	$150,561	5.4%
Subordinated loans	15,595	378	9.7%	15,980	1,140	9.5%
Other	—	95	—	—	298	—
Total interest income/net asset yield	$3,691,021	$48,407	5.2%	$3,756,603	$151,999	5.4%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,463,746	$16,028	2.6%	$2,517,363	$48,938	2.6%
Subordinated loans	8,455	67	3.2%	8,491	201	3.2%
Other:
Convertible senior notes	272,364	4,556	6.7%	271,937	13,618	6.7%
Senior secured term loan facilities	208,480	5,654	10.8%	207,662	16,587	10.6%
Total interest expense/cost of funds	$2,953,045	26,305	3.6%	$3,005,453	79,344	3.5%
Net interest income/spread		$22,102	1.6%		$72,655	1.9%

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$4,115,011	$56,903	5.5%	$4,218,499	$179,216	5.7%
Subordinated loans	27,025	654	9.7%	27,201	2,020	9.9%
Available-for-sale securities	6,538	119	7.3%	9,668	646	8.9%
Held-to-maturity securities	5,990	113	7.5%	8,870	659	9.9%
Other	—	57	—	—	424	—
Total interest income/net asset yield	$4,154,564	$57,846	5.6%	$4,264,238	$182,965	5.7%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,969,044	$19,189	2.6%	$3,059,632	$71,189	3.1%
Subordinated loans	8,600	70	3.3%	8,616	253	3.9%
Available-for-sale securities	4,334	43	4.0%	5,983	198	4.4%
Held-to-maturity securities	3,030	38	5.0%	4,768	210	5.9%
Other:
Convertible senior notes	270,709	4,529	6.7%	270,505	13,570	6.7%
Senior secured term loan facilities	6,706	145	8.6%	3,353	145	8.6%
Total interest expense/cost of funds	$3,262,423	24,014	2.9%	$3,352,857	85,565	3.4%
Net interest income/spread		$33,832	2.7%		$97,400	2.3%
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
Summary of Results of Operations and Financial Condition
Our GAAP net income (loss) attributable to common stockholders was $18.6 million (or $0.34 per basic weighted average share) for the three months ended September 30, 2021, as compared to GAAP net income (loss) attributable to common stockholders of $(24.7) million (or $(0.45) per basic weighted average share) for the three months ended September 30, 2020. The GAAP net income for the three months ended September 30, 2021 benefited from a partial reversal of the provision for credit losses, which was related to loan prepayments, somewhat improved macroeconomic forecast and overall market conditions. The GAAP net (loss) for the three months ended September 30, 2020 was primarily a result of one-time restructuring charges related to the internalization process, realized losses on sales of select loans held-for-sale, which were partially offset by a decrease in the provision for credit losses related to the moderate improvement in the forecasts of macroeconomic and market conditions.
Our GAAP net income (loss) attributable to common stockholders was $60.8 million (or $1.11 per basic weighted average share) for the nine months ended September 30, 2021, as compared to GAAP net income (loss) attributable to common stockholders of $(63.7) million (or $(1.15) per basic weighted average share) for the nine months ended September 30, 2020. The GAAP net income for the nine months ended September 30, 2021 benefited from a partial reversal of the provision for credit losses, which was related to loan prepayments, somewhat improved macroeconomic forecast and overall market conditions and a decrease in other operating expenses. The GAAP net (loss) for the nine months ended September 30, 2020 was primarily a result of an increase in the provision for credit losses related to the significant deterioration in the forecasts of macroeconomic conditions, overall market dislocation caused by the onset of the COVID-19 pandemic, one-time restructuring charges related to the internalization process and realized losses on the sale of select loans.
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to both the same period in the previous year and the most recently reported period ($ in thousands):

(in thousands, except share data)	Three Months Ended			Nine Months Ended
Income Statement Data:	September 30, 2021	September 30, 2020	Q3’21 vs Q3’20	September 30, 2021	September 30, 2020	Q3’21 vs Q3’20
Interest income:	(unaudited)
Loans held-for-investment	$48,312	$56,783	$(8,471)	$151,701	$180,341	$(28,640)
Loans held-for-sale	—	774	(774)	—	895	(895)
Available-for-sale securities	—	119	(119)	—	646	(646)
Held-to-maturity securities	—	113	(113)	—	659	(659)
Cash and cash equivalents	95	57	38	298	424	(126)
Total interest income	48,407	57,846	(9,439)	151,999	182,965	(30,966)
Interest expense:
Repurchase facilities	5,451	12,791	(7,340)	20,449	46,742	(26,293)
Securitized debt obligations	8,777	5,431	3,346	20,523	21,367	(844)
Convertible senior notes	4,556	4,529	27	13,618	13,570	48
Term financing facility	1,453	—	1,453	6,208	—	6,208
Asset-specific financings	414	901	(487)	1,959	2,962	(1,003)
Revolving credit facilities	—	217	(217)	—	779	(779)
Senior secured term loan facilities	5,654	145	5,509	16,587	145	16,442
Total interest expense	26,305	24,014	2,291	79,344	85,565	(6,221)
Net interest income	22,102	33,832	(11,730)	72,655	97,400	(24,745)
Other income (loss):
Benefit from (provision for) credit losses	5,760	5,300	460	15,072	(62,241)	77,313
Realized losses on sales of loans held-for-sale	—	(10,019)	10,019	—	(16,913)	16,913
Fee income	—	595	(595)	—	1,117	(1,117)
Total other income (loss)	5,760	(4,124)	9,884	15,072	(78,037)	93,109
Expenses:
Base management fees	—	3,974	(3,974)	—	11,840	(11,840)
Compensation and benefits	5,634	—	5,634	16,111	—	16,111
Servicing expenses	1,323	914	409	3,763	3,025	738
Restructuring charges	—	43,682	(43,682)	—	43,682	(43,682)
Other operating expenses	2,276	5,808	(3,532)	6,967	24,421	(17,454)
Total expenses	9,233	54,378	(45,145)	26,841	82,968	(56,127)
Income (loss) before income taxes	18,629	(24,670)	43,299	60,886	(63,605)	124,491
(Benefit from) provision for income taxes	(1)	(4)	3	(4)	(15)	11
Net income (loss)	18,630	(24,666)	43,296	60,890	(63,590)	124,480
Dividends on preferred stock	25	25	—	75	75	—
Net income (loss) attributable to common stockholders	$18,605	$(24,691)	$43,296	$60,815	$(63,665)	$124,480
Basic earnings (loss) per weighted average common share	$0.34	$(0.45)	$0.79	$1.11	$(1.15)	$2.26
Diluted earnings (loss) per weighted average common share	$0.33	$(0.45)	$0.78	$1.05	$(1.15)	$2.20
Dividends declared per common share	$0.25	$0.20	$0.05	$0.75	$0.20	$0.55
Weighted average number of shares of common stock outstanding:
Basic	54,453,546	55,205,082	(751,536)	54,864,456	55,140,163	(275,707)
Diluted	56,735,278	55,205,082	1,530,196	70,902,745	55,140,163	15,762,582
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$18,605	$(24,691)	$43,296	$60,815	$(63,665)	$124,480
Comprehensive income (loss)	$18,605	$(24,691)	$43,296	$60,815	$(63,665)	$124,480

The following table presents the primary components of our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Balance Sheet Data:

Loans held-for-investment, net	$3,614,211	$3,847,803
Total assets	$3,899,190	$4,219,648
Repurchase facilities	$916,758	$1,708,875
Securitized debt obligations	$1,356,429	$927,128
Asset-specific financings	$44,752	$123,091
Term financing facility	$127,867	$—
Convertible senior notes	$272,512	$271,250
Senior secured term loan facilities	$208,785	$206,448
Total stockholders’ equity	$932,109	$933,846
Results of Operations
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended September 30, 2021 and June 30, 2021, and the nine months ended September 30, 2021 and 2020:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2021	June 30, 2021	Q3’21 vs Q2’21	September 30, 2021	September 30, 2020	YTD’21 vs YTD’20
Interest-earning assets
Loans held-for-investment/held-for-sale
Senior loans	$47,934	$48,970	$(1,036)	$150,561	$179,216	$(28,655)
Subordinated loans	378	380	(2)	1,140	2,020	(880)
Available-for-sale securities	—	—	—	—	646	(646)
Held-to-maturity securities	—	—	—	—	659	(659)
Other	95	103	(8)	298	424	(126)
Total interest income	$48,407	$49,453	$(1,046)	$151,999	$182,965	$(30,966)
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment/held-for sale
Senior loans	$16,028	$16,410	$(382)	$48,938	$71,189	$(22,251)
Subordinated loans	67	67	—	201	253	(52)
Available-for-sale securities	—	—	—	—	198	(198)
Held-to-maturity securities	—	—	—	—	210	(210)
Other:
Senior secured term loan facilities	5,654	5,653	1	16,587	145	16,442
Convertible senior notes	4,556	4,544	12	13,618	13,570	48
Total interest expense	26,305	$26,674	(369)	$79,344	$85,565	(6,221)
Net interest income	$22,102	$22,779	$(677)	$72,655	$97,400	$(24,745)
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
Interest Income
Interest income decreased from $49.5 million to $48.4 million for the three months ended June 30, 2021 and September 30, 2021, respectively. This decrease is mainly due to the decline in accelerated amortization of loan fees driven by higher volume of repayments and principal amortization of loans held-for-investment of $422.5 million during the three months ended June 30, 2021 versus $290.5 million during the three months ended September 30, 2021.
Interest income decreased from $183.0 million to $152.0 million for the nine months ended September 30, 2020 and September 30, 2021, respectively. The decrease is due to a lower average portfolio balance and a decrease in average LIBOR.

Interest Expense
Interest expense moderately decreased from $26.7 million to $26.3 million for the three months ended June 30, 2021 and September 30, 2021, respectively. The change in interest expense between these two comparable periods is immaterial.
Interest expense decreased from $85.6 million to $79.3 million for the nine months ended September 30, 2020 and September 30, 2021, respectively. The decrease is due to a lower average borrowings balance, offset by a decrease in average LIBOR and the addition of the senior secured term loan facilities.
Operating Expenses
We incur significant general and administrative costs, including costs related to employee compensation and benefits, expenses related to servicing of our loan portfolio, costs related to technology infrastructure, rent and utilities, and certain costs related to being a public company. The following table presents the components of expenses for the three months ended September 30, 2021 and June 30, 2021, and the nine months ended September 30, 2021 and 2020:

	Three Months Ended			Nine Months Ended
(in thousands, except share data)	September 30, 2021	June 30, 2021	Q3’21 vs. Q2’21	September 30, 2021	September 30, 2020	Q3’21 vs. Q3’20
Base management fees	$—	$—	$—	$—	$11,840	$(11,840)
Compensation and benefits	5,634	5,017	617	16,111	11,673	4,438
Servicing expenses	1,323	1,124	199	3,763	3,025	738
Restructuring charges	—	—	—	—	43,682	(43,682)
Other operating expenses	2,276	2,564	(288)	6,967	12,748	(5,781)
Annualized operating expense ratio	3.9%	3.6%	0.3%	5.6%	5.1%	0.5%
Annualized operating expense ratio, excluding non-cash equity compensation and other one-time expenses	3.0%	3.0%	—%	3.0%	4.2%	(1.2)%
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
In connection with the Internalization, the Company extended offers of employment and hired 31 employees. The three months ended March 31, 2021 was the first period in which the Company began reporting expenses related to compensation and benefits related to its employees. For comparison purposes, the Company reallocated compensation related expenses, including amortization of non-cash equity compensation, from other operating expenses for the nine months ended September 30, 2020. The compensation and benefits expense line item on the Company’s income statement is comprised primarily of base salaries, cash bonuses, non-cash equity-based compensation and other employee benefits and employer payroll taxes.
Expenses modestly increased from $8.7 million for the three months ended June 30, 2021 to $9.2 million for the three months ended September 30, 2021. The increase was primarily driven by higher non-cash equity compensation expenses and servicing expenses, offset by a decrease in professional services fees.
Expenses decreased from $83.0 million to $26.8 million for the nine months ended September 30, 2020 and September 30, 2021, respectively. The decrease was primarily driven by management fees, restructuring charges, and higher professional service fees incurred during the nine months ended September 30, 2020, partially offset by higher compensation costs in 2021.
Benefit from (Provision for) Credit Losses
During the three months ended September 30, 2021, our provision for credit losses decreased by $5.8 million, which contributed to the decline in the overall allowance for credit losses to $47.4 million at September 30, 2021 from $62.9 million at June 30, 2021. The remaining decrease in allowance for credit losses was largely related to the $9.7 million write-off on a loan held-for-investment and a release of reserve of $3.2 million on unfunded commitments on a collateral-dependent loan, which were deemed unlikely to be funded given the loan’s delinquent status.
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

In light of the COVID-19 pandemic and its severe impact on the economy, real estate and financial markets, we have taken several steps to increase our cash balances, such as opportunistically selling certain loans and our borrowing of $225.0 million of loans under five-year senior secured term loan facilities, in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of COVID-19 remain unknown, we will continue to closely monitor the pandemic and its impact on us, our borrowers, our sponsors and their properties serving as collateral on our loans, our financing sources and the overall economy. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences continue to be highly uncertain, changing and challenging to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict.
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common stock, borrowings under our secured financing facilities, issuance of CRE CLOs, borrowings under our senior secured term loan facilities and the issuance and sale of convertible notes. As of September 30, 2021, our capitalization included $0.5 billion of corporate debt and $2.4 billion of loan-level financing. No portion of our corporate debt matures before December 2022 and our loan-level financing is generally term-matched or matures in 2022 or later. Our $2.4 billion of loan-level financing includes $916.8 million of secured repurchase agreements, $1.4 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, $127.9 million of term financing facility and $44.8 million of asset-specific financing facility.
See Note 4 - Variable Interest Entities and Securitized Debt Obligations to our consolidated financial statements for additional details regarding our securitized debt obligations.
See Note 5 - Secured Financing Agreements to our consolidated financial statements for additional details regarding our secured repurchase facilities, asset-specific financing facility, and term financing facility.
See Note 6 - Convertible Senior Notes to our consolidated financial statements for additional details regarding our secured senior convertible notes.
See Note 7 - Senior Secured Term Loan Facilities to our consolidated financial statements for additional details regarding our senior secured term loan facilities.
Leverage
From June 30, 2021 to September 30, 2021, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, increased from 2.8:1.0 to 3.0:1.0. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
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
The following table sets forth our sources of liquidity as of September 30, 2021:

Three Months Ended
(in thousands)	September 30, 2021
Cash and cash equivalents	$154,916
Approved but unused borrowing capacity on financing facilities	—
Total	$154,916
Unused borrowing capacity on our uncommitted financing facilities may be a potential source of liquidity to finance unpledged commercial real estate loans held-for-investment and unpledged funded loan commitments on our existing loans held-for-investment that are pledged on such facilities. Given the uncommitted nature of such financing facilities, obtaining liquidity on such unpledged loans and unpledged funded loan commitments is to varying degrees at the discretion of our lending counterparties and may not be available to us when desired.
Other than capital markets activities, investment repayments and prepayments typically comprise our largest source of incremental liquidity. For the nine months ended September 30, 2021, investment repayments and principal amortization totaled $815.1 million.
Depending on capital markets conditions, we have access to liquidity through public and/or private offerings of debt and equity securities, including shares of preferred stock and convertible securities. We intend to maintain a shelf registration statement to facilitate the sale of debt and equity securities. At any given time and from time to time we may be evaluating or pursuing one or more transactions to improve our liquidity or to refinance our debt or may otherwise seek transactions to reduce our interest expense or leverage and extend our debt maturities.
In the future, we may use other sources of financing to fund the origination or acquisition of our target investments, including other financing facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. We may also finance our business through the nonrecourse sale of senior loan interests. We may also increase our proportion of credit non-mark-to-market financing on our commercial real estate loan portfolio through additional CRE CLOs or other securitizations, if available. There can be no assurance that we will be able to consummate any such financing on a timely basis, or at all, or that the financing will be on commercially reasonable terms.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $3.0 billion of outstanding borrowings under our repurchase facilities, our collateralized loan obligations, our term financing facility, our asset-specific financing facility, our senior secured term loan facilities, our convertible senior notes, $430.1 million of unfunded loan commitments and dividend distributions to our preferred and common stockholders.
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
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, term financing facility, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Within one year	$1,522,713	$1,763,359
One to three years	1,067,739	1,266,985
Three to five years	336,652	205,647
Five years and over	—	—
Total	$2,927,104	$3,235,991

Cash Flows
From June 30, 2021 to September 30, 2021 and September 30, 2020 to September 30, 2021, our restricted and unrestricted cash and cash equivalents balance decreased approximately $63.5 million and $153.7 million, respectively, to $175.5 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three and nine months ended September 30, 2021, operating activities increased our cash balances by approximately $14.3 million and $45.0 million, respectively, primarily driven by our financial results.
•Cash flows from investing activities. For the three months ended September 30, 2021, investing activities decreased our cash balances by approximately $97.4 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment. For the nine months ended September 30, 2021, investing activities increased our cash balances by approximately $198.4 million, primarily driven by repayments of loans held-for-investment, partially offset by originations of loans held-for-investment.
•Cash flows from financing activities. For the three months ended September 30, 2021, financing activities increased our cash balance by approximately $19.6 million, primarily driven by proceeds from repurchase facilities, offset by repayment of other debt facilities. For the nine months ended September 30, 2021, financing activities decreased our cash balances by approximately $397.1 million, primarily driven by repayments of repurchase facilities, partially offset by proceeds from the issuance of securitized debt obligations.
Recent Market Conditions
Prior to the COVID-19 pandemic, the commercial real estate debt markets offered compelling investment opportunities, especially when approached fundamentally, with a focus on strong credit and cash flow characteristics and high-quality properties and sponsors. These investment opportunities were supported by active real estate transaction volumes, the continuous need for refinancing of legacy loans and borrower and sponsor demand for debt capital to renovate, reposition or redevelop their properties. Additionally, the stricter regulatory environment after the financial crisis from 2007 to 2009 for traditional providers of financing in this market, such as banks and insurance companies, limited the capacity of available funding for certain types of commercial real estate loans that comprise a large part of our target investments. Although the COVID-19 pandemic continues to generate an elevated degree of uncertainty with respect to the overall economic environment and many segments of the commercial real estate market, we believe that, over time, as the market activity continues to normalize, U.S. commercial real estate will continue to be viewed as an attractive asset class and will provide us with the opportunities consistent with our investment strategy to invest our capital and generate attractive, risk-adjusted returns for our stockholders over the long-term. Certain segments of the commercial real estate market, such as lodging and retail, have been affected more significantly than others, resulting in multiple retail sector bankruptcies, for example, as more consumer demand has shifted to internet related purchases. This retail property stress has benefited the industrial sector, which has seen increased demand for “last-mile” distribution sites in certain markets. The lodging sector has also experienced significant dislocation and the general market expectation is that it will take a while for it to completely recover; however, given the nature of lodging, certain sub-sectors may experience recovery at a quicker pace of recovery than others. The multifamily sector has performed relatively well through this crisis, though the future path may be dependent to a degree on interest rate levels and additional federal government stimulus. Office properties have performed well, though there has been a noticeable slowdown in leasing activity, but the longer-term impact of the COVID-19 pandemic remains uncertain considering remote working and other potential operational changes by the tenants.

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

In certain instances where we determine that a loan is no longer suited for our model-based approach due to its unique risk characteristics, or because we conclude that repayment of the loan’s principal is entirely collateral-dependent, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance. If we determine that the recovery of that loan’s principal is entirely collateral-dependent, we may assess such an asset individually and elect to apply a practical expedient in accordance with ASU 2016-13. In such cases, the estimate of expected credit loss is measured as the difference between the loan’s amortized cost basis and the estimated fair value of the loan’s collateral. In order to estimate the allowance for credit loss associated with such a loan to reduce its carrying value, we may estimate the fair value of the collateral property, by using certain acceptable valuation techniques, which, among others, may include a discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property is also likely to involve using various Level 3 inputs, which may be in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and require significant judgment. Such inputs may include, among others, projections of property rents and cash flows over an assumed holding period; property operating expenses including real estate and income taxes; estimates of costs to acquire and sell the collateral property; assumed capitalization and discount rates; and overall market conditions.
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
Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of September 30, 2021, we had unfunded commitments on commercial real estate loans held-for-investment of $430.1 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

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
As of September 30, 2021, approximately 98.8% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.2% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current repurchase facilities, asset-specific financing facility, term financing facility and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2021. All changes in value are measured as the change from our September 30, 2021 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates (1)
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$2	$2	$(117)	$(293)
Repurchase facilities	(29)	(29)	191	382
Securitized debt obligations	(48)	(48)	284	567
Asset-specific financings	(1)	(1)	9	19
Term financing facility	(4)	(4)	27	53
Convertible senior notes	(3,806)	(1,890)	1,864	3,702
Total net assets	$(3,886)	$(1,970)	$2,258	$4,430

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$1,874	$1,874	$(8,858)	$(16,395)
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2021. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
As of September 30, 2021, approximately 98.8% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding borrowings (excluding convertible notes and senior secured financing facilities) bear interest indexed to LIBOR. Some of these arrangements may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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
Borrower Performance
In addition to the risks related to fluctuations in cash flows and investment values associated with movements in interest rates, there is also the risk of borrower non-performance on our floating-rate investments. If interest rates were to significantly rise, it is possible that the increased debt service costs may negatively impact operating cash flows on properties securing our commercial real estate loan investments, resulting in potential non-performance of our borrowers or, in severe cases, default. This risk is partially mitigated by various factors we consider during our rigorous underwriting and loan structuring process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the repurchase of common stock for the three months ended September 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
July 1-31, 2021	721	$14.49	721	1,698,388
August 1-31, 2021	542,488	13.43	542,488	1,155,900
September 1-30, 2021	457,512	13.56	457,512	698,388
Total	1,000,721	$13.49	1,000,721	698,388
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

10.1*
Seventh Amendment to Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of July 13, 2021, by and between GP Commercial GS LLC and Goldman Sachs Bank USA, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.2*
Ninth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 14. 2021, by and between Morgan Stanley Bank, N.A. and GP Commercial MS LLC, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.3*
Amendment No. 7 to Master Repurchase Agreement, dated as of September 29, 2021, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Index
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2021, filed with the SEC on November 8, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
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

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 8, 2021	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 8, 2021	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)