Form 10-K
period 2021-12-31
Granite Point Mortgage Trust Inc.
filed 2022-02-25
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38124
GRANITE POINT MORTGAGE TRUST INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1843143
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

3 Bryant Park, Suite 2400A
New York,	New York	10036
(Address of Principal Executive Offices)		(Zip Code)
(212) 364-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GPMT	NYSE
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	GPMTPrA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $795.8 million based on the closing sale price as reported on the NYSE on that date.
As of February 18, 2022, there were 53,855,577 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

1

GRANITE POINT MORTGAGE TRUST INC.
2021 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “outlook,” “potential,” “continue,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical facts or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular those relating to the ongoing novel coronavirus, or COVID-19, pandemic, including the ultimate impact of the COVID-19 pandemic on our business, financial performance and operating results. Our expectations, beliefs and estimates are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will prove to be correct or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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
•the negative impacts of COVID-19 on the global economy and on our financial condition, business operations and our loan portfolio, including the value of our assets, as well as the financial condition and operations of our borrowers;
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
•acts of God, such as hurricanes, earthquakes and other natural disasters, including climate change-related risks, acts of war and/or terrorism, pandemics or outbreaks of infectious disease, such as the COVID-19 pandemic, and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;
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

iii

PART I
Item 1. Business

Our Company
Granite Point Mortgage Trust Inc. is an internally-managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We were incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
From time to time, we may also directly originate and invest in mezzanine loans, subordinated mortgage interests (sometimes referred to as a B-note) and other real estate securities, and may also invest in preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. The only securities we currently own are the retained interests from our securitization financing transactions. Our investment objective is to generate attractive, risk-adjusted returns for our stockholders over the long-term, primarily through dividends, and to preserve our stockholders’ capital through business cycles. We believe that the stability of our capital base is important to our ability to invest in assets that generate attractive returns on an ongoing basis. We intend to achieve these objectives by further growing our already well-diversified investment portfolio and actively managing the various risks associated with our business strategy.
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

Our Portfolio
As of December 31, 2021, our investment portfolio consisted of 105 commercial real estate loan investments with an aggregate principal balance of $3.8 billion and an additional $0.4 billion of future funding obligations. As of December 31, 2021, 98.8% of our portfolio by carrying value earned a floating rate of interest. The table below details overall statistics of our portfolio as of December 31, 2021:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$4,185,355	$3,781,771	$3,728,432	L+3.48%	L+4.07%	3.1	66.4%	63.6%
Subordinated loans	15,054	15,054	12,876	8.35%	8.42%	10.0	43.3%	37.7%
Total/Wtd. Avg.	$4,200,409	$3,796,825	$3,741,308	L+3.48%	L+4.07%	3.1	66.3%	63.5%
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

The map and charts below illustrate the geographic distribution and types of properties securing our portfolio as of December 31, 2021:

MN, 4.4%
WI, 0.5%
MI, 0.1%
NY, 9.0%
MA, 3.8%
CT, 1.8%
WY, 1.2%
CA, 12.9%
NV, 0.5%
PA, 4.0%
NJ, 2.4%
IL, 7.2%
IN, 0.4%
OH, 1.4%
DC, 1.4%
CO, 3.4%
KS, 0.6%
MO, 0.7%
VA, 2.2%
KY, 1.8%
NC, 0.9%
TN, 3.4%
AZ, 1.5%
OK, 0.6%
AR, 0.8%
SC, 0.7%
AL, 1.4%
GA, 5.3%
TX, 12.8%
LA, 6.0%
FL, 6.7%
HI, 0.4%

Our Financing Strategy and Leverage
We currently finance our business through public and private offerings of our equity and debt securities, asset-backed financings (including repurchase, asset-specific financing, term financing and other credit facilities), secured term loan facilities and our outstanding commercial real estate collateralized loan obligations, or CRE CLOs. In addition to our current mix of funding sources, we may use other forms of financing, including additional securitizations and public and private, secured and unsecured, debt issuances by us or our subsidiaries.

As of December 31, 2021, we had repurchase, term financing and asset-specific financings in place to finance loans held for investment with Morgan Stanley Bank, N.A.; JPMorgan Chase Bank, National Association; Goldman Sachs Bank USA; Wells Fargo Bank, National Association; Canadian Imperial Bank of Commerce; and Citibank, N.A.; for an aggregate maximum borrowing capacity of $2.1 billion, or $2.4 billion inclusive of our options to upsize the borrowing capacity of our repurchase facilities with Goldman Sachs Bank USA; Morgan Stanley Bank, N.A.; and Wells Fargo Bank, National Association.
In addition, as of December 31, 2021, we had senior secured term loan facilities in place with certain investment vehicles managed by Pacific Investment Management Company LLC with an outstanding balance of $150 million. Subsequent to December 31, 2021, on February 16, 2022, we prepaid an additional $50.0 million of borrowings under the senior secured term loan facilities, reducing the outstanding balance to $100 million.
We also finance pools of commercial real estate loans through CRE CLOs, which are consolidated on our financial statements. As of December 31, 2021, the outstanding amount due on securitized debt obligations was $1.7 billion.
We are not required to maintain any particular debt-to-equity leverage ratio. The actual leverage we employ for particular investments will depend upon our assessment of the credit, liquidity, price volatility and other risks of those investments and the financing counterparties, and availability of particular types of financing at the time, as well as the financial covenants under our financing facilities. Our decision to use leverage to finance our assets is at the discretion of our management team and is not subject to the approval of our stockholders. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. We endeavor to match the terms and indices of our assets and liabilities, including, potentially, through the use of derivatives in certain instances. We also seek to manage the risks associated with recourse borrowing.
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
Human Capital
Our team of talented employees is fundamental to our success. As of December 31, 2021, we employed 33 individuals, all of whom are full time and based out of our two primary office locations in New York, New York and Saint Louis Park, Minnesota.
We are committed to creating and supporting a positive work environment where our employees can grow professionally and contribute to the success of our company. This includes fostering a culture of diversity and inclusion where we recognize and value differences in experience, capabilities and perspectives. Our core values of excellence, responsibility, integrity and respect also guide us in building and maintaining the fruitful, long-term relationships with our various internal and external stakeholders, as well as our communities.
We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits, along with a positive work environment and culture. We use a combination of fixed and variable pay, including base salary, cash bonuses, merit increases, a 401(k) plan with company contributions and equity-based compensation that is competitive and consistent with employee positions, knowledge and experience levels. Our benefits are designed to be competitive in the marketplace while providing comprehensive coverage that supports the physical, financial, and emotional health and well-being of our employees. This includes employer-paid medical and dental insurance benefits, vision insurance, health savings, commuter and dependent care flexible spending accounts, generous paid time off, company holidays, life insurance, paid parental leave, short-term and long-term disability benefits, employee assistance program, a gym reimbursement program and wellness benefits.
We encourage the ongoing professional development of our employees through attendance at industry conferences and events, tuition reimbursement, continuing education, certification and licensure support, and role specific training and development opportunities. Additionally, we conduct annual company-wide training for cybersecurity, anti-harassment and diversity and inclusion and actively review our anti-discrimination, anti-harassment, retaliation and whistleblower policies.
In response to the novel coronavirus, or COVID-19, pandemic and related government measures, we have implemented changes that we believe are in the best interest of our personnel as well as the communities in which we operate. For example, our personnel have largely worked remotely during the pandemic; we have instituted a flexible return to work strategy; and we have implemented additional safety measures for personnel working on-site.
Government Regulation
We are required to maintain qualifications, approvals and licenses in a number of states in order to conduct our lending activities and own certain of our target investments. Licensing requirements vary considerably by state and may impose various different obligations on our business, including restrictions on loan origination activity; limits on finance charges, including type, amount and manner of charging fees; disclosure requirements; surety bond and minimum specified net worth requirements; periodic reporting requirements; notice requirements for changes in principal officers, directors or principal owners; and record keeping requirements. Additionally, our licensed entities may be required, from time to time, to submit to routine examinations by state regulatory agencies to ensure our compliance with applicable requirements. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
We currently believe that compliance with existing statutes and regulations has not had a material adverse effect on our business. In recent years, there has been greater regulation of financial services firms, particularly in areas such as risk management, leverage and disclosure. While we expect that new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects.
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
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat CMBS, B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses, as real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act.

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
Additional Information
Our website can be found at www.gpmtreit.com. We make available, free of charge on our website (on the Investor Relations page under “SEC Filings”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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
•Acts of God, such as hurricanes, earthquakes and other natural disasters, including climate change-related risks, acts of war and/or terrorism, pandemics or outbreaks of infectious disease, such as the COVID-19 pandemic, and other events that can markedly impact financial markets may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments.
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
RISK FACTORS
Risks Related to the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has caused severe disruptions in the United States and global economy and to our business and may continue to have an adverse impact on our performance and results of operations.
As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and have at times ceased or limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake have increased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including U.S. commercial real estate and the collateral underlying certain of our loans and the business operations of our borrowers/sponsors. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.
The COVID-19 pandemic has had and may continue to have a material adverse impact on our financial condition, liquidity, results of operations and the market price of our common stock, among other things. We expect that these impacts are likely to continue to some extent as the pandemic persists and potentially even longer. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be among the most material to us:

•Long-term impacts on the broader economy and the commercial real estate market could negatively impact the value of the assets collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail, and other asset classes that are particularly negatively impacted by the pandemic, due to government-mandated closures and travel restrictions, supply and labor issues, and the ability and willingness of people to convene in group settings. While we believe the principal amount of our loans are generally adequately protected by the value of the underlying collateral, there can be no assurance that we will realize the entire principal amount of certain investments. In addition, inflation, interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19. This can increase the volatility of the fair value of our loans and our liabilities and the interest obligations on our floating-rate debt, which could increase our interest expense.
•We actively engaged in discussions with our borrowers, some of whom indicated that, due to the impact of the COVID-19 pandemic, they were unable to timely execute their business plans, had to temporarily close their businesses or experienced other negative business consequences. As a result, some borrowers requested, and in certain instances we agreed to, near-term loan modifications, including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests and certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. Due to the continuing impact of the COVID-19 pandemic, there may be additional loan modification requests from our borrowers and potentially instances of default or foreclosure on assets underlying our loans, which would adversely affect the credit profile of our assets and our results of operations and financial condition.
•The ongoing COVID-19 pandemic has at times curtailed liquidity in the commercial real estate capital markets, which in turn has reduced some sources of liquidity for our business primarily in terms of reduced portfolio loan repayments and more limited access to financing on favorable terms. However, many of our obligations, including unfunded loan commitments, were not similarly reduced. Although our liquidity position substantially increased during the third quarter of 2020 and throughout 2021, there can be no assurance that we will avoid the need to sell assets at inopportune times, engage in dilutive capital raising on unfavorable terms in order to generate the liquidity required to meet our obligations, or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time. Furthermore, there can be no assurance that we will have access to financing and corporate capital on terms that are acceptable to us.
•COVID-19 initially caused us to materially increase our current expected credit loss, or CECL, reserve. Our initial CECL reserve of $18.5 million recorded on January 1, 2020, was reflected as a direct charge to retained earnings on our consolidated statements of changes in equity. During the year ended December 31, 2020, we recorded a $53.7 million net increase in the CECL reserve, bringing our total CECL reserve to $72.2 million as of December 31, 2020. During the year ended December 31, 2021, we recorded an aggregate $20.0 million decrease in the CECL reserve related to loans held for investment and unfunded loan commitments and a write-off of $9.7 million, bringing our total reserve to $42.4 million as of December 31, 2021. This CECL reserve reflects, among other things, the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans with unique risk characteristics assessed individually for credit loss in our portfolio. Further, this reserve does not reflect what we expect our CECL reserve would be absent the current and potential future impacts of the COVID-19 pandemic. If the adverse macroeconomic effects of the COVID-19 pandemic persist or worsen, we may further materially increase our CECL reserve, which may have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.
We have also experienced and may continue to experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section.
The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the virus and its variants, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
Risks Related to Our Lending and Investment Activities
Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.
We seek to invest primarily in debt investments in or relating to commercial real estate assets. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions, including as a result of the COVID-19 pandemic, will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents or moratoriums against tenant evictions or foreclosures, decreases in property values, changes in the appeal of properties to tenants (including due to the impact of COVID-19 on how tenants and workers can safely and efficiently use commercial space), changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations (such as rent control), political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments. We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments and could also affect the pricing of these investments.
A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target investments on attractive terms. We compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Some of our competitors have raised, and may in the future raise, significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than we. Furthermore, competition for originations of and investments in our target investments may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
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
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt. Changes in interest rates and credit spreads may affect our net interest income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.
Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in short-term interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected tenor of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments, and any such change may limit our ability to pay distributions to our stockholders. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.
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
The investment guidelines adopted by our board of directors do not require us to observe specific diversification criteria. Our investments may at times be concentrated in certain property types or geographies that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.
Asset concentration may cause even modest changes in the value of the underlying real estate assets to significantly impact the value of our investments. As a result of any high levels of concentration, any adverse economic, political or other condition, such as the increased frequency or intensity of adverse weather and natural disasters associated with global climate change, that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.

Real estate valuation is inherently subjective and uncertain.
The valuation of real estate, and therefore the valuation of any collateral underlying our loans, is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in loans that involve renovations, restorations or construction, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, macroeconomic and local economic uncertainty, disrupted supply chains effecting the timing of delivery and cost of materials, inflationary pressures, low transaction flow or restricted debt availability.
The lack of liquidity of our investments may adversely affect our business, including our ability to value, finance and sell our investments.
The illiquidity of some or all of our investments, and investments we intend to make, may make it difficult for us to sell such investment if the need or desire arises. Investments such as senior commercial mortgages, B-notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid due to their short life, limited potential for financing and greater difficulty of recovery in the event of a borrower’s default. We are also required to hold certain risk retention interests in certain of our securitization transactions. In addition, certain of our investments may become less liquid as a result of periods of delinquencies, defaults or turbulent market conditions, such as those we experienced and continue to experience throughout the COVID-19 pandemic, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner.
Consequently, even if we identify a buyer for certain of our investments, there is no assurance that we would be able to sell such investments in a timely manner if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may be forced to sell our investments at a price that is significantly less than the value at which we previously attributed to such investments.
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
The due diligence process that we undertake with regard to investment opportunities may not reveal all facts that may affect an investment and if we incorrectly evaluate the risks of our investments, we may experience losses.
Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, we may be required to evaluate important and complex issues, including, but not limited to, those related to business, financial, tax, accounting, environmental and legal and regulatory and macroeconomic trends, as well as environmental, social and governance, or ESG, matters. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material due diligence matters, including ESG factors, is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by us or a third-party specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other commercial real estate debt investors or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. Relying on the resources available to us, we evaluate our potential investments based on criteria we deem appropriate for the relevant investment. Our loss estimates may not prove accurate, as actual results may vary from estimates. If we underestimate the asset-level losses, we may experience losses with respect to such investment.
Moreover, our investment analyses and decisions may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to us at the time of making an investment decision may be limited, and we may not have access to detailed information regarding such investment. Further, some matters covered by our diligence, such as ESG, are continuously evolving and we may not accurately or fully anticipate such evolution. Therefore, we cannot assure you that we will have knowledge of all circumstances that may adversely affect such investment.

Investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures expose us to greater risk of loss.
In addition to our senior floating-rate commercial mortgage loans, our portfolio contains mezzanine loans, and a B-note, and in the future, we may invest in CMBS, CRE CLOs, preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Any investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.
Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. As a result, with respect to any investments in CMBS, CRE CLOs, B-notes, mezzanine loans and other subordinated debt, we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying senior mortgage loans, class A-Notes, senior mezzanine loans, preferred equity or senior CMBS or CRE CLO bonds, as applicable) before the holders of other more senior tranches of debt instruments with respect to such issuer. As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks.
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
B-notes are mortgage loans that are typically secured by a first mortgage on a single commercial property or group of related properties, but subordinate to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. Because each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may vary from transaction to transaction. Further, B-notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Losses related to our B-notes could adversely affect our financial condition and results of operations.
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
In addition, our investments in senior mortgage loans may be effectively subordinated to the extent we borrow under a repurchase facility or another facility involving a pledge the senior mortgage loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of the senior mortgage loan, and therefore, if the value of the pledged senior mortgage loan decreases below the amount we have borrowed, we would experience a loss.
Prepayment rates may adversely affect our financial performance and the value of certain of our investments.
Generally, our borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, or as the business plans for the underlying collateralizing properties reach completion, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in assets with lower yields than the assets that were prepaid.
Because our commercial mortgage loans are generally not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such investments. However, the value of certain other investments may be affected by prepayment rates. For example, if we originate or acquire mortgage-related securities or a pool of mortgage securities in the future, we would anticipate that the underlying mortgages would prepay at a projected rate generating an expected yield. If we were to purchase such investments at a premium to par value, if borrowers prepay their loans faster than expected, the corresponding prepayments on any such mortgage-related securities would likely reduce the expected yield. Conversely, if we were to purchase such investments at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities would likely reduce the expected yield.
Prepayment rates on loans may be affected by a number of factors, including, but not limited to, the then-current level of interest rates and credit spreads, the availability of mortgage credit and investment capital, the status of the business plan for the underlying collateralizing property, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment and other economic, social, geographic, demographic and legal factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. If prepayment rates exceed our expectations, we may have greater difficulty in redeploying the proceeds into new investment opportunities, which may significantly increase our cash balance and exacerbate the risks related to our cash management strategy. For further discussion of the risks related to capital deployment, see “Risk Factors-Risks Related to Our Lending and Investment Activities- Difficulty or delays in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to stockholders to suffer.”
Our existing loan investments often contain call protection provisions that require a certain minimum amount of interest due to us regardless of when the loan is repaid. These include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due us from the date of repayment through a date that is frequently twelve or eighteen months after the origination date. Loan investments that are outstanding beyond the end of the call protection or yield maintenance period can be repaid with no prepayment fees or penalties. The absence of call protection provisions may expose us to the risk of early repayment of loans, and the inability to redeploy capital accretively. Difficulty in redeploying the proceeds from repayments of our existing loan investments and investments may cause our financial performance and returns to investors to suffer.
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

The properties underlying our investments may be subject to other unknown liabilities that could adversely affect the value of these properties and, as a result, our investments.
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
Commercial real estate debt investments may be subject to delinquency, foreclosure and loss, which may adversely impact our business, results of operations and financial condition.
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
•property management decisions, including decisions on capital improvements, particularly in older building structures;
•property location and condition;
•competition from similar properties;
•changes in national, regional or local economic conditions, real estate values or rental or occupancy rates;
•labor shortages and increasing wages;
•changes in interest rates and in the state of the debt and equity capital markets, including the availability of debt financing for commercial real estate;
•changes in governmental rules, regulations and fiscal policies, including income tax regulation, real estate taxes, environmental legislation and zoning laws;
•environmental contamination;
•fraudulent acts or theft on the part of the property owner, sponsor and/or property manager; and
•acts of God, natural disasters, including climate change-related risks, terrorism, social unrest, civil disturbances and other events which may result in property damage, decrease the availability of or increase the cost of insurance or otherwise result in uninsured losses.
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities in which we invest, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event any of the properties or entities underlying or collateralizing our commercial real estate loans or investments experiences or continues to experience adverse effects from the COVID-19 pandemic or experiences any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which, in turn, would adversely affect our results of operations and financial condition.
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
Furthermore, the renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates (possibly making a project uneconomical), environmental risks, delays in legal and other approvals and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if costs are greater than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.

Borrowers often use the proceeds of a conventional mortgage loan to repay a transitional loan. Transitional loans, therefore, are subject to risks of a borrower’s inability to obtain permanent financing on suitable terms to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
Our potential investments in CMBS, CRE CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, may pose additional risks, including the risks arising from the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
We may invest in CMBS, CRE CLOs and other similar securities in the future, which may be subordinated classes of securities in a structure of securities secured by a pool of loans. Accordingly, such securities may be the first, or among the first, to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CRE CLOs or collateralized debt obligations, or CDOs, because the ability of borrowers to make principal and interest payments on the loans underlying such securities may be impaired.
Subordinate interests such as CMBS, CRE CLOs, CDOs and similarly structured finance investments generally are not actively traded or are subject to transfer restrictions and are relatively illiquid investments. Volatility in CMBS, CRE CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.
With respect to the CMBS, CRE CLOs and other similar securities, overall control over the special servicing of the related underlying loans are held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of securities in such series. To the extent we acquire classes of existing series of such securities, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. See “Risk Factors-Risks Related to Our Financing and Hedging-Use of nonrecourse securitizations to finance our loans and investments may expose us to risks that could result in losses” for a discussion of additional risks related to our securitization transactions.
Declines in the market values of any available-for-sale investments may adversely affect our results of operations and financial condition.
Most of our investments are valued at cost. However, to the extent we hold available-for-sale investments, we value them quarterly at fair value, as determined in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our investments may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
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
We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan, and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even if the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value.
Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan, or a liquidation of the underlying property, will further reduce the net proceeds and, thus, increase any such loss to us.
Any credit ratings assigned to our investments or to us will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
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
Further, to the extent we have corporate credit ratings by any of the principal credit agencies, any downgrade of any such ratings may make it more difficult and costly for us to access capital. There can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.
Investments in nonconforming and non-investment grade rated commercial real estate loans or securities involve increased risk of loss.
Certain commercial real estate debt investments may not conform to conventional loan standards applied by traditional lenders, and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Losses related to our non-investment grade loans or securities would adversely affect our financial condition and results of operations.
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
We depend on a variety of services provided by third-party service providers related to our investments in commercial real estate debt investments, as well as for general operating purposes. For example, we rely on the servicers, principally Trimont Real Estate Advisors, LLC, who service the commercial real estate loans that we invest in and commercial real estate loans underlying CMBS, CRE CLOs and other commercial real estate debt investments to, among other things, collect principal and interest payments on such commercial real estate loans and perform certain asset management services in accordance with applicable laws and regulations. Loan servicers and other service providers, such as trustees, appraisers and other due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. This may include systems failures, security breaches and errors that could significantly disrupt our business, including resulting in nonperformance of, or loss of, investments or defaults under our financing facilities.
The expected discontinuance of the London Interbank Offered Rate, or LIBOR, and transition to alternative reference rates may adversely impact our borrowings and assets.
On March 5, 2021, the Financial Conduct Authority of the U.K., or the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA announcement coincides with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or the ARRC, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.
As of December 31, 2021, 98.8% of our loans by carrying value earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding our convertible notes and senior secured financing facilities) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate upon the discontinuation of LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Provisions for loan losses are difficult to estimate.
Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine and are subject to uncertain and changing economic, market and other circumstances. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure (including the availability of reserves and recourse guarantees), likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
In addition, on January 1, 2020, we adopted Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and is updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss has been incurred. Accordingly, the adoption of the CECL model has materially affected, and will continue to materially affect, how we determine our allowance for loan losses and has required us, and could continue to require us, to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
Our master repurchase agreements require, and bank credit facilities, repurchase agreements or other financing that we may use in the future to finance our assets may require, us to provide additional collateral or pay down debt.
Our master repurchase agreements with various counterparties, any bank credit facilities and additional repurchase agreements or other financing we may enter into in the future involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.
Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including the market's view of the quality of our investments, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions, such as those resulting from the ongoing COVID-19 pandemic, or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates. If we are unable to access funding, we may not have the funds available at such future date(s) to meet our funding obligations under a loan. In that event, we would likely be in breach of our agreement under such loan. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
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
We are subject to counterparty risk associated with our debt obligations.
Our counterparties for critical financial relationships may include both domestic and international financial institutions. These institutions could be severely impacted by credit market turmoil, changes in legislation, allegations of civil or criminal wrongdoing and may as a result experience financial or other pressures. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. If any of our counterparties were to limit or cease operation, it could lead to financial losses for us.
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
We intend to structure our financing such that we minimize the difference between the term of our investments and the term of the financing for such investments. In the event that our financing is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement financing, and that would have an adverse impact on our liquidity and our returns. In the event that our financing is for a longer term than the financed investment, we may not be able to repay such financing or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.
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
Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments that may not be adequately protected, or protected at all, by our hedging strategies.
To the extent that our financing costs are determined by reference to floating rates, such as LIBOR (or any replacement rate such as SOFR) or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. Interest rates have remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. There can be no assurance, however, that the Federal Reserve will not raise rates in 2022, and any such increase could adversely affect our results of operations and financial condition as described below. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and/or in-the-money floors that may limit the growth of our interest income until interest rates rise above such floors or loans with such floors are repaid or refinanced and may not compensate for such increase in interest expense. Any such increases would also increase our borrowers’ interest payments and, for certain borrowers, may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values. Similarly, in a period of declining interest rates, our interest income on floating rate investments would generally decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income; however, floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
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
We have securitized and may in the future, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments. This involves creating a special-purpose vehicle, contributing a pool of our assets to the entity and selling interests in the entity or other securities issued by the entity on a nonrecourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities backed by loan pools). We have in the past retained, and would expect in the future to retain, all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have in the past, and may in the future, retain a pari passu participations in securitized loans. Investments in CMBS, CRE CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests. In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.
The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to experience losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have, and may in the future, be required to purchase and retain certain interests in a securitization into which we sell loans and/or, when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with the securitization of loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
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
Our board of directors may periodically review and update our investment guidelines and will also review our investment portfolio, but does not review or approve specific investments. Subject to maintaining our REIT qualification and our exclusion from registration under the Investment Company Act, we have great latitude within the broad parameters of the investment guidelines set by our board of directors in determining our investments and investment strategies, which could result in investment returns that are substantially below expectations or that result in material losses.
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
Climate change, climate change-related regulation and the increased focus on environmental, social and governance issues may adversely affect our business and financial results and damage our reputation.
Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern U.S., where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio.
Additionally, increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results or result in litigation, investigations or threats thereof.
Further, significant physical effects of climate change, including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our borrowers’ properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on hospitality.
Operational risks, including the risk of cyberattacks, may disrupt our business, resulting in loss or limited growth.
We rely heavily on our financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems may be from time to time subject to cyberattacks, including phishing, social engineering and ransomware attacks, which may continue to increase in sophistication and frequency in the future. Moreover, remote working, which has increased as a result of the COVID-19 pandemic, may be less secure and more susceptible to cyberattacks. Attacks on us and our service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data, disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code, or steal money, including by wire fraud and other nefarious means.
Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cybercriminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we hold a significant amount of confidential and sensitive information. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although we have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cybersecurity plans and systems put in place by third-party service providers, and such third party service providers may have limited indemnification obligations to us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in our possession. We could be required to make a significant investment to remedy the effects of any such failures, harm to our reputation, legal claims that we may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.
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
Some of the factors that could negatively affect the market price of our common stock include:
•our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects, including as a result of the ongoing COVID-19 pandemic;
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
The issuance of additional shares of our common stock, including in connection with the conversion of our outstanding 5.625% convertible senior notes due 2022, our outstanding 6.375% convertible senior notes due 2023 and/or our outstanding 7% Series A cumulative redeemable preferred stock, or our Series A Preferred Stock, or in connection with other future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we decide to issue debt or equity securities which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the shares of our common stock. Therefore, holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.
Provisions of our charter and amended and restated bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
Some of the provisions of Maryland law and our charter and amended and restated bylaws discussed below could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then current market price.
Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 450,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2021, and February 18, 2022, 4,600,000 shares and 11,500,000 shares of preferred stock are classified as 7.00% Series A Preferred Stock, respectively. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to the issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change in control, thereby preserving the current stockholders’ control.
Advance notice bylaw. Our amended and restated bylaws contain advance notice procedures for the introduction by a stockholder of new business and the nomination of directors by a stockholder. These provisions could, in certain circumstances, discourage proxy contests and make it more difficult for stockholders to elect stockholder-nominated directors and to propose and, consequently, approve stockholder proposals opposed by management.
Maryland takeover statutes. Certain provisions of the Maryland General Corporation Law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the Maryland Business Combination Act, which, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder.
We are also subject to the Maryland Control Share Acquisition Act. With certain exceptions, the Maryland General Corporation Law provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or by our directors who are our employees.
We are also eligible to elect to be subject to the Maryland Unsolicited Takeovers Act, which permits our board of directors, without stockholder approval, to, among other things and notwithstanding any provision in our charter or amended and restated bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.
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
Our charter provides that we have the power to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our amended and restated bylaws require us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for the following: any derivative action or proceeding brought on behalf of the company; any action asserting a claim of breach of any duty owed by any of our present or former directors, officers or other employees or our stockholders to the company or to our stockholders or any standard of conduct applicable to our directors; any action asserting a claim against the company or any of our present or former directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or amended and restated bylaws; or any action asserting a claim against the company or any of our present or former directors, officers or other employees that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Risks Related to Our REIT Status and Certain Other Tax Items
If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We intend to continue to operate as a qualified REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Our continued qualification as a REIT depends on our continuing ability to meet various requirements concerning, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares. Notwithstanding the availability of cure provisions in the Code, we could fail various compliance requirements which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year then, unless we were entitled to relief under applicable statutory provisions:
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
•we would be required to pay taxes as described above, and thus our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

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
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of preserving our qualification as a REIT for federal income tax purposes, among other purposes, our charter provides that beneficial or constructive ownership by any individual (including certain entities treated as individuals for this purpose) of more than a certain percentage (currently 9.8%) in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of our outstanding capital stock is prohibited, which we refer to as the “ownership limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of our outstanding common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of our outstanding common stock or our outstanding capital stock by an individual or entity could cause an individual to own constructively in excess of 9.8% of our outstanding common stock, or outstanding capital stock, respectively, and thus violate the ownership limit. Our board of directors, in its sole discretion, may exempt (prospectively or retroactively) a person from this limitation if it obtains such representations, covenants and undertakings as it deems appropriate to conclude that granting the exemption will not cause us to lose our status as a REIT. However, there can be no assurance that our board of directors, as permitted in our charter, will increase, or will not decrease, these ownership limits in the future. Our charter provides that any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limits without the consent of our board of directors either will result in the shares being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares to not have any rights in such excess shares, or in the transfer being void.
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
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. As a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements as satisfied, the Internal Revenue Service, or IRS, will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). Pursuant to recently released IRS guidance, this threshold is reduced from 20% to 10% for distributions declared by a publicly offered REIT on or after November 1, 2021, and on or before June 30, 2022. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

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
Under current law, for taxable years before January 1, 2026, REIT dividends (other than capital gain dividends and qualified dividends) received by non-corporate taxpayers may be eligible for a 20% deduction which, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.
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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility or reduce the market price of our securities.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. Future revisions in the U.S. federal tax laws and interpretations thereof may affect or cause us to change our investments and commitments, and affect the tax considerations of an investment in us.
Any such revisions could have an adverse effect on an investment in our securities or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of such revisions on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interest.
We may recognize “phantom income” in respect of our investments.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash, or between the recognition of a taxable deduction and the actual payment of cash, may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, which is referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required, under the terms of indebtedness, that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

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
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and, therefore, may limit the manner in which we will affect future securitizations.
Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to “excess inclusion income.” In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to pay the tax on any “excess inclusion income” ourselves. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
In order to control better, and to attempt to avoid, any distribution of “excess inclusion income” to our stockholders, a subsidiary REIT of ours currently owns 100% of the equity interests in each taxable mortgage pool created by our securitizations. While we believe that we have structured our securitizations such that the above taxes would not apply to our stockholders with respect to taxable mortgage pools held by our subsidiary REIT, our subsidiary REIT is in part owned by a TRS of ours, which will pay corporate level tax on any income that it may be allocated from the subsidiary REIT. In addition, our subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, stockholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then (i) our subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.
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
Item 3. Legal Proceedings
From time to time, we may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business. As of the date of this filing, we are not party to any litigation or other legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate would have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “GPMT.” On February 18, 2022, the closing price of our common stock, as reported on the NYSE, was $11.58 per share.
Holders
As of February 18, 2022, there were 205 registered holders of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500 and Bloomberg REIT Mortgage Index

225
200
175
150
125
100
75
50
25
Index Value
6/28/17
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
Period Ending
Granite Point Mortgage Trust Inc.
S&P 500
Bloomberg REIT Mortgage Index

Index	6/28/17	6/30/17	12/31/17	6/30/18	12/31/18	6/30/19	12/31/19	6/30/20	12/31/20	6/30/21	12/31/21
Granite Point Mortgage Trust Inc.	$100.00	$99.84	$97.25	$105.12	$108.05	$117.60	$120.47	$47.06	$70.39	$107.90	$89.15
S&P 500	$100.00	$99.30	$110.64	$113.56	$105.78	$125.39	$139.07	$134.78	$139.07	$189.74	$211.86
Bloomberg REIT Mortgage Index	$100.00	$99.21	$102.58	$103.07	$99.59	$108.57	$123.12	$73.73	$95.79	$116.79	$112.65

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 16, 2021, the Company announced that its board of directors increased the Company’s share repurchase program to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.
During the year ended December 31, 2021, the Company repurchased 1,301,612 shares of its common stock at a weighted average price of $13.65 per share for an aggregate cost of $17.8 million. As of December 31, 2021, there remained 2,698,388 shares authorized for repurchase. No shares were repurchased during the three months ended December 31, 2021, or the year ended December 31, 2020.
The Company has also authorized the repurchase of shares of restricted common stock granted to employees and directors for tax withholding purposes. During the year ended December 31, 2021, the Company repurchased from employees and directors 115,053 shares of its common stock for an aggregate cost of $1.2 million. No shares were repurchased for tax withholding purposes during the three months ended December 31, 2021, or the year ended December 31, 2020.

Item 6. [Reserved]
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
This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Recent Developments
COVID-19 Pandemic
As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have reinstituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake have increased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases, as well as any potential fiscal and monetary policy responses, may continue to impact many industries, including those related to the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.
LIBOR Transition
On March 5, 2021, the Financial Conduct Authority of the U.K., or the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA announcement coincides with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or the ARRC, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.
As of December 31, 2021, 98.8% of our loans by carry value earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding our convertible notes and senior secured financing facilities) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
2021 Activity
Operating Results:
•GAAP net income attributable to common stockholders of $67.6 million, or $1.24 per basic share, reflecting a release of CECL reserves of $20.0 million, a loss on early extinguishment of debt of $(8.9) million, and other factors.
•Distributable Earnings of $54.3 million, or $0.99 per basic share, which excludes the $20.0 million release of the CECL reserve, $7.6 million expense related to the amortization of non-cash equity compensation, the $(8.9) million of loss on early extinguishment of debt and includes the $(9.7) million realized loss on a loan held-for-investment, as further described below.
•Book value per share of common stock of $16.70 inclusive of $(0.79) per share of total CECL reserve.
•Declared aggregate common stock dividends of $55.3 million, or $1.00 per share of common stock, and preferred dividends of $0.7 million, or $0.15069 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Originated 22 loans with total commitments of $764.1 million and total principal balance of $673.6 million.
•Funded $142.7 million of principal balance on prior loan commitments and $8.0 million of principal balance on upsizing of loans.
•Received loan repayments and principal amortization of $960.3 million.
•Maintained a portfolio of 105 loan investments with a weighted-average stabilized loan to value ratio, or LTV, at origination of 63.5%, and a weighted-average all-in yield at origination of L+4.07%.
•Collected 100% of contractual interest payments during 2021, inclusive of loan modifications and two loans on nonaccrual status. Deferred, and added to the principal, $10.2 million of interest income related to certain loans that have been modified.
Portfolio Financing Activity:
•Issued two collateralized loan obligations totaling $1.4 billion, financing 45 existing senior loan investments, further diversifying our funding mix and significantly increasing the proportion of matched-term, non-recourse and non-mark-to-market borrowings.
•Closed a $349.3 million matched-term, non-recourse and non-mark-to-market financing facility.
•Extended maturities of three of our bank financing facilities totaling approximately $850.0 million of borrowing capacity.
Corporate Financing Activity:
•Issued approximately 4.6 million of Series A Preferred Stock, generating gross proceeds of $114.9 million and further expanding our permanent equity capital base to over $1.0 billion.
•Repaid $75.0 million of borrowings under the senior secured term loan facilities.
•Repurchased through open market transactions 1,301,612 shares of common stock at a weighted average price of $13.65 per share for an aggregate cost of $17.8 million, resulting in accretion of book value per share.
•Settled in cash all of the outstanding warrants to purchase approximately 4.55 million shares of our common stock for a net cash amount of approximately $32.1 million. No warrants remain outstanding.
Available Liquidity
•At December 31, 2021, we had unrestricted cash available for investments of $191.9 million, a portion of which is subject to certain liquidity covenants.

Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a U.S. generally accepted accounting principles, or GAAP, basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the year ended December 31, 2021, we recorded earnings per basic share of $1.24, declared total cash dividends of $1.00 per share of common stock and reported

Distributable Earnings of $0.99 per basic share. Our book value as of December 31, 2021, was $16.70 per share of common stock, inclusive of $(0.79) of total Current Expected Credit Loss, or CECL, reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings per share and dividends declared per share:

	Year Ended
	December 31,
(in thousands)	2021	2020
Net income (loss) attributable to common stockholders	$67,560	$(40,539)
Weighted average number of common shares outstanding	54,593,499	55,156,482
Weighted average number of diluted shares outstanding	54,929,070	55,156,482
Basic earnings per basic common share	$1.24	$(0.73)
Diluted earnings per basic common share	$1.23	$(0.73)
Dividend declared per common share	$1.00	$0.65

Distributable Earnings
In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income as dividends. Distributable Earnings is intended to over time serve as a general, though imperfect, proxy for our taxable income. As such, Distributable Earnings is considered a key indicator of our ability to generate sufficient income to pay our common dividends, which is the primary focus of income-oriented investors who comprise a meaningful segment of our stockholder base. We believe providing Distributable Earnings on a supplemental basis to our net income (loss) and cash flow from operating activities, as determined in accordance with GAAP, is helpful to stockholders in assessing the overall run-rate operating performance of our business.
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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the year ended December 31, 2021, we recorded a $20.0 million benefit from provision for credit losses, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. Pursuant to our existing policy for reporting Distributable Earnings referenced above, during the year ended December 31, 2021, we recorded a $(9.7) million realized loss on a loan held-for investment, which we included in Distributable Earnings because we did not collect all amounts due at the time the loan was repaid. During the year ended December 31, 2021, we recorded a $(8.9) million loss on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time expenses pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.
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
The following table provides a reconciliation of GAAP net income (loss) attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Year Ended
	December 31,
(in thousands)	2021	2020
Reconciliation of GAAP net income to Distributable Earnings:	(unaudited)
GAAP net income (loss) attributable to common stockholders	$67,560	$(40,539)
Adjustments for non-distributable earnings:
(Benefit from) provision for credit losses	(20,027)	53,710
Write-off of loan held-for-investment	(9,740)	—
Loss on extinguishment of debt	8,919	—
Restructuring charges	—	46,252
Non-cash equity compensation	7,591	5,276
Distributable Earnings	$54,303	$64,699
Distributable Earnings per basic share of common stock	$0.99	$1.17
Basic weighted average common shares - Distributable Earnings	54,593,499	55,156,482
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

	Year Ended
	December 31,
(in thousands)	2021	2020
Stockholders’ equity	$1,013,058	$933,846
7.00% Series A cumulative redeemable preferred stock liquidation preference	(114,913)	—
Common stockholders’ equity	$898,145	$933,846
Shares:
Common stock	53,524,803	54,635,547
Restricted stock	264,662	569,535
Total outstanding	53,789,465	55,205,082
Book value per share of common stock	$16.70	$16.92
Book value per share as of December 31, 2021, includes the impact of an estimated allowance for credit losses of $(42.4) million, or $(0.79) per common share. See Note 2 – Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a detailed discussion of allowance for credit losses.

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
Interest-earning assets include our 100% loan investment portfolio. At December 31, 2021, our portfolio was comprised of 105 loans, of which 103 were senior first mortgage loans totaling $4.2 billion of commitments with an unpaid principal balance of $3.8 billion, and two were subordinated loans totaling $15.1 million in commitments and unpaid principal balance. During the year ended December 31, 2021, we collected 100% of the contractual interest payments that were due under our loan agreements, after taking into consideration certain loans that have been modified mainly due to the impact of the COVID-19 pandemic and two loans on nonaccrual status. At December 31, 2021, the weighted average risk rating of our loan portfolio was 2.6, weighted by total unpaid principal balance, as compared to 2.7 at December 31, 2020.
For the year ended December 31, 2021, we originated 22 loans with a total loan commitment amount of $764.1 million, of which $673.6 million was funded at origination. Other loan fundings included $142.7 million of additional fundings made under existing loan commitments and $8.0 million of upsizing of loans with total commitments of $14.5 million. Proceeds from loan repayments totaled $960.3 million. We generated interest income of $198.3 million and incurred interest expense of $105.6 million, which resulted in net interest income of $92.7 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details.
The following table details our loan activity by unpaid principal balance for the year ended December 31, 2021, and 2020:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2021	2020
Loan originations	$673,638	$125,169
Other loan fundings (1)	$150,644	$238,989
Deferred interest capitalized	$10,179	$8,700
Loan sales	$—	$(211,148)
Loan repayments	$(960,330)	$(517,295)
Loan write-offs	$(9,740)	$—
Total loan activity, net	$(135,609)	$(355,585)
___________________
(1) Additional fundings made under existing loan commitments and upsizing of loans.

The following table details overall statistics for our investment portfolio as of December 31, 2021:

Portfolio Summary
Number of loans	105
Total loan commitments	$4,200,409
Unpaid principal balance	$3,796,825
Unfunded loan commitments	$403,584
Carrying value	$3,741,308
Weighted-average cash coupon	L+3.48%
Weighted-average all-in yield	L+4.07%
Stabilized LTV at origination	63.5%

The following table provides detail of our portfolio as of December 31, 2021:

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/15	$120.0	$120.0	$119.3	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	93.0	92.3	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/18	114.1	114.1	99.5	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/19	111.1	95.4	94.6	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	92.8	92.1	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	12/18	96.5	77.6	77.0	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	07/19	94.0	80.8	80.3	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.8	85.0	84.2	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	01/20	81.9	63.4	63.0	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.7	81.4	80.9	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/19	76.8	76.8	76.2	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	12/16	71.8	68.2	68.0	L+4.25%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	11/17	71.5	71.5	70.7	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/19	65.2	50.2	49.7	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	60.5	59.7	L+3.00%	L+3.39%	3.0	LA	Multifamily	68.8%	68.6%
Senior	09/19	60.2	60.2	60.1	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	56.3	56.1	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/21	55.5	51.0	50.4	L+3.15%	L+3.42%	3.0	CO	Multifamily	78.2%	74.7%
Senior	06/19	54.1	51.4	51.3	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	10/17	54.0	54.0	45.9	L+4.07%	L+4.47%	4.0	DC	Office	67.0%	66.0%
Senior	11/21	52.8	46.5	45.8	L+3.40%	L+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	46.6	46.1	L+4.32%	L+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	46.1	45.1	L+5.00%	L+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	02/20	50.5	45.1	43.5	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	35.9	35.8	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	12/15	49.0	49.0	48.9	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	08/19	48.2	44.1	43.5	L+3.70%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/21	46.4	45.4	44.7	L+3.69%	L+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	06/18	46.0	46.0	45.9	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/21	45.8	45.4	44.6	L+3.16%	L+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	08/18	45.7	45.4	45.2	L+3.13%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	09/21	44.3	37.8	37.2	L+3.30%	L+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	05/19	44.1	41.9	41.6	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	08/17	42.4	42.4	41.4	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	12/17	40.9	37.9	37.8	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	07/16	40.5	32.0	31.9	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	05/21	38.9	24.2	23.9	L+3.28%	L+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	34.8	34.7	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/19	38.2	36.2	36.0	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	11/18	37.1	35.8	35.6	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	10/18	36.8	30.3	30.2	L+2.85%	L+3.45%	3.0	NY	Industrial	71.2%	70.8%
Senior	11/19	36.5	33.5	33.3	L+3.28%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/20	34.9	16.0	15.7	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	05/17	34.8	31.3	31.3	L+5.35%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	10/19	34.4	25.0	25.0	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	12/18	34.2	32.1	31.1	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.8	29.7	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	10/19	33.7	26.1	26.0	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/20	33.5	27.6	27.3	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	08/19	33.5	28.8	28.7	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	03/16	33.5	33.5	33.3	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	06/18	33.4	28.7	28.5	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	11/21	33.4	28.4	28.0	L+3.18%	L+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	10/21	32.2	32.2	31.8	L+3.15%	L+3.43%	3.0	AR	Multifamily	63.1%	63.1%
Senior	03/19	32.1	28.0	27.9	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	24.1	24.0	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	08/19	31.7	31.2	31.1	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	11/19	31.1	31.1	31.0	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%

Senior	05/18	31.0	31.0	30.3	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	05/17	30.7	29.2	29.0	L+4.00%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	06/21	30.5	29.7	29.4	L+3.22%	L+3.58%	3.0	GA	Multifamily	73.0%	65.8%
Senior	11/19	27.7	19.1	18.9	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.5	26.9	26.9	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	27.3	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	07/17	27.3	27.3	27.1	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	06/17	27.0	24.0	24.0	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	24.4	24.4	L+2.90%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.3	26.0	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	12/18	26.1	22.5	22.4	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	01/18	26.0	26.0	25.8	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	25.9	24.4	24.3	L+4.00%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	10/21	25.7	25.7	25.3	L+3.15%	L+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	09/18	25.1	22.0	21.7	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.4	L+3.30%	L+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	10/15	24.7	24.7	23.5	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	09/17	24.7	21.6	21.5	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	09/21	24.4	22.5	22.2	L+3.18%	L+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	12/21	24.4	20.4	20.2	L+3.86%	L+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	07/19	24.0	19.2	19.2	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	05/21	23.3	15.4	15.2	L+3.50%	L+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	07/19	23.3	20.0	19.9	L+2.95%	L+3.51%	3.0	CA	Office	62.3%	62.6%
Senior	03/18	23.0	23.0	23.0	L+4.05%	L+4.65%	2.0	FL	Office	60.8%	60.8%
Senior	06/18	22.8	17.9	17.6	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	10/18	22.5	22.3	22.1	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	06/19	21.5	21.5	21.4	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	10/18	21.5	19.3	19.1	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	07/21	21.4	20.2	19.9	L+3.25%	L+3.63%	3.0	GA	Multifamily	77.0%	68.7%
Senior	03/19	21.1	20.8	20.7	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.9	19.8	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	04/21	21.0	20.0	19.8	L+3.24%	L+3.56%	3.0	NJ	Multifamily	77.5%	74.2%
Senior	05/21	20.6	16.4	16.3	L+3.99%	L+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	01/18	19.3	17.6	17.6	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	11/18	18.9	16.6	16.6	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.7	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	01/19	18.2	18.2	18.2	L+3.40%	L+4.14%	3.0	TX	Multifamily	72.2%	68.2%
Senior	08/17	17.5	14.5	14.4	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	06/21	16.7	13.5	13.3	L+3.35%	L+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/18	16.0	11.5	11.5	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	15.2	11.6	11.6	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/21	14.5	14.0	13.8	L+3.65%	L+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	14.0	14.1	12.9	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.7	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	11/15	1.0	1.0	—	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,200.4	$3,796.8	$3,741.3	L+3.48%	L+4.07%	3.1			66.3%	63.5%
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
The map and charts below illustrate the geographic distribution and types of properties securing our portfolio as of December 31, 2021:

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
We maintain strong relationships and an active asset management dialogue with our borrowers. We have leveraged those strong relationships to minimize the negative impacts of the COVID-19 pandemic on our portfolio, particularly in respect of the properties securing loans in our portfolio experiencing COVID-19-related business interruptions and pressure on operating cash flows. While we generally believe that the principal amount of our loans is typically sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
In addition to ongoing asset management, we review our entire portfolio quarterly, assess the performance of each loan and assign it a risk rating on a scale between “1” and “5,” from least risk to greatest risk, respectively. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our risk rating methodology we use for our portfolio.
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	December 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	9	$245,939	$245,042	6	$183,369	$182,730
2	58	2,002,008	1,983,615	50	1,863,590	1,847,332
3	25	747,631	739,343	29	1,055,782	1,026,662
4	11	633,153	627,938	17	762,636	732,310
5	2	168,094	145,370	1	67,057	58,769
Total	105	$3,796,825	$3,741,308	103	$3,932,434	$3,847,803
Other Portfolio Developments
During the year ended December 31, 2021, we recorded a decrease of $20.0 million in the allowance for credit losses, which resulted in the overall CECL reserve of $42.4 million at December 31, 2021. The decrease in the allowance for credit losses reflects repayments of legacy loans with relatively higher credit reserves, improved performance and credit profile of our portfolio, a write-off of a prior credit reserve related to a resolution of a collateral-dependent loan, a release of a credit reserve on unfunded commitments on a collateral-dependent asset, and moderately improved expectations of macroeconomic conditions.
During the year ended December 31, 2021, we entered into a loan modification related to a retail asset located in Pasadena, CA, which is classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments due to the collateral property’s cash flows and operating performance being adversely affected by the ongoing effects of the COVID-19 pandemic. This loan had also been previously modified. At December 31, 2021, this first mortgage loan had an outstanding principal balance of $114.1 million, and during the year ended December 31, 2021, was assigned a risk rating of “5”. We determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, this loan was assessed individually and we elected to apply a practical expedient in accordance with “Financial Instruments – Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. At December 31, 2021, we recorded an allowance for credit loss of $14.1 million on this loan based on our estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date and required significant judgment. Additionally, during the year ended December 31, 2021, we placed this loan on nonaccrual status and reversed $0.3 million of interest income. This loan’s maturity date has passed without the loan being paid off. We are evaluating, and at any given time may be pursuing, a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
During the year ended December 31, 2021, a first mortgage loan with a principal balance of $54.0 million collateralized by an office property located in Washington, D.C., was downgraded to a risk rating of “5” as a result of the collateral property’s operating performance being adversely affected by the ongoing office leasing market challenges related to the COVID-19 pandemic. During the year ended December 31, 2021, we entered into a loan modification related to this asset, which included, among other changes, a reallocation of certain reserves. This loan had also been modified previously. We determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, this loan was assessed individually and we elected to apply a practical expedient in accordance with ASU 2016-13. At December 31, 2021, we recorded an allowance for credit loss of $8.0 million on this loan based on our estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and required significant judgment. Additionally, during the year ended December 31, 2021, we placed this loan on nonaccrual status and reversed $0.8 million of interest income. This loan’s maturity date of October 9, 2021, has passed without the loan being paid off. We are evaluating, and at any given time may be pursuing, a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, a negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
During the year ended December 31, 2021, we resolved the nonaccrual status of a senior loan secured by a mixed-use office and retail property in New York City with an outstanding unpaid principal balance of $22.0 million. We received all interest that was previously due in the amount of approximately $1.6 million and had the borrower establish and fund additional reserves for debt service and operating expenses. Given these facts and our expectations for the loan performing in accordance with the terms of the loan agreement, the loan was reinstated to accrual status.
During the year ended December 31, 2021, we resolved a senior loan that had an outstanding unpaid principal balance of $68.1 million and had been nonaccrual status. The resolution involved a coordinated sale of the collateral property, a Minneapolis, MN hotel, and our providing the new ownership group with a new $45.3 million senior floating rate loan supported by capital invested in the property by the new sponsor. As a result of these transactions, we realized a write-off of approximately $(9.7) million.
Portfolio Financing
As of December 31, 2021, our portfolio financing consisted of repurchase facilities collateralized by loans held-for-investment, securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs, an asset-specific financing facility collateralized by loans held-for-investment and a term financing facility collateralized by loans held-for-investment. Our non-mark-to-market financing sources accounted for approximately 73.2% of portfolio loan-level financing as of December 31, 2021.
The following table details our portfolio loan-level financing as of December 31, 2021, and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
CRE CLOs	$1,677,619	$927,128
Term financing facility	127,145	—
Asset-specific financing facility	43,622	123,091
Total non-mark-to-market financing	1,848,386	1,050,219
Secured repurchase agreements	677,285	1,708,875
Total portfolio financing	$2,525,671	$2,759,094

The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility and the CRE CLOs as of December 31, 2021, and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Loans held-for-investment	$3,681,089	$3,814,460
Total	$3,681,089	$3,814,460

Secured Repurchase Agreements
As of December 31, 2021, we had repurchase facilities in place with five counterparties (lenders) with aggregate outstanding borrowings of $0.7 billion, which financed a portion of our loans held-for-investment. As of December 31, 2021, the weighted average borrowing rate on our repurchase facilities was 2.2%, the weighted average advance rate was 62.8%, and the term to maturity ranged from 179 days to approximately 1.5 years, with a weighted average remaining maturity of 0.8 years.

The table below details our secured repurchase facilities as of December 31, 2021:

	December 31, 2021
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2022	No	$230,982	$269,018	$500,000
Goldman Sachs Bank USA (3)	July 13, 2023	No	$81,227	$168,773	$250,000
JPMorgan Chase Bank	June 28, 2022	No	$104,215	$345,785	$450,000
Citibank	January 9, 2023	No	$202,944	$297,056	$500,000
Wells Fargo Bank (4)	June 28, 2022	No	$57,917	$42,083	$100,000
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of December 31, 2021, we retained an option to increase the maximum facility capacity amount up to $600 million, subject to customary terms and conditions.
(3)As of December 31, 2021, we retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of December 31, 2021, we retained an option to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
Under our repurchase facilities, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event or, under a limited number of our repurchase facilities, due to market events. To cover a margin call, we may transfer cash to such counterparty. At maturity, any cash on deposit as collateral is generally applied against the repurchase facility balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase facilities could result, causing an adverse change in our liquidity position.
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through CRE CLOs. At December 31, 2021, we had four CRE CLOs outstanding, GPMT 2021-FL4, GPMT 2021-FL3, GPMT 2019-FL2 and GPMT 2018-FL1, totaling $1.7 billion of outstanding borrowings, financing 72 of our existing first mortgage loan investments with an aggregate principal balance of $2.3 billion. The CRE CLOs provide us with an attractive cost of funds and finance 59.7% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis.

The following table details our CRE CLO securitized debt obligations:

(in thousands)	December 31, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets	$621,409	$613,504	L+ 3.7%
Financing provided	502,564	498,117	L+ 1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (2)	768,850	763,607	L+3.9%
Financing provided	630,818	629,049	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets	617,119	605,831	L+4.1%
Financing provided	446,849	445,920	L+1.8%
GPMT 2018-FL1 CRE CLO
Collateral assets	270,722	268,322	L+5.0%
Financing provided	104,532	104,532	L+2.8%
Total
Collateral assets	$2,278,100	$2,251,264	L+4.0%
Financing provided	$1,684,763	$1,677,618	L+1.8%
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
(2)Includes $10.4 million of restricted cash.
Term Financing Facility
In February 2021, we entered into a term financing facility with Goldman Sachs Bank USA providing us with term-matched and non-mark-to-market financing to fund certain loans that were previously financed under the repurchase facility with Goldman Sachs Bank USA. The term financing facility is non-amortizing and may be voluntarily repaid, in whole, on any payment date, subject to a prepayment premium with certain exceptions if repaid prior to February 10, 2022. The term financing facility’s term is matched to that of the underlying commercial mortgage loans, not to exceed February 9, 2025. As of December 31, 2021, we had $129.1 million outstanding on the term financing facility with a weighted average borrowing rate of 3.70%.
The following table details the outstanding borrowings under our term financing facility as of December 31, 2021:

(in thousands)	December 31, 2021
Term Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GS Term Financing Facility
Collateral assets	331,553	$329,256	L+4.1%
Borrowings outstanding	129,099	127,145	L+3.6%
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
The following table details the outstanding borrowings under our asset-specific financing facility as of December 31, 2021:

(in thousands)	December 31, 2021
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
CIBC Asset-Specific Financing Facility
Collateral assets	$56,288	$56,129	L+3.4%
Borrowings outstanding	43,622	43,622	L+1.7%
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

Corporate Financing
The following table details our outstanding corporate financing as of December 31, 2021:

(in thousands)	December 31, 2021
Corporate Financing	Principal Balance
Senior secured term loan facilities	$150,000
Convertible senior notes	275,350
Total Corporate Financing	425,350
Senior Secured Term Loan Facilities
As of December 31, 2021, the total outstanding amount due on the senior secured term loan facilities was $150.0 million, with a carrying value of $139.9 million, net of deferred issuance costs. The balance reflects a $75 million principal repayment made on December 9, 2021, which resulted in the $(8.9) million loss on early extinguishment of debt. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025. The balance does not reflect the $50 million principal repayment made on February 16, 2022, which resulted in a $(5.8) million loss on early extinguishment of debt.

(in thousands)	December 31, 2021
Senior Secured Term Loan Facilities	Principal Balance	Carrying Value	All-in Cost (1)	Maturity Date
PIMCO Senior Secured Term Loan Facilities	$150,000	$139,880	11.0%	September 2025
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs and initial estimated fair value assigned to warrants.
Convertible Senior Notes
As of December 31, 2021, the total outstanding amount due on convertible senior notes was $275.4 million. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of December 31, 2021, these notes had a conversion rate of 51.9943 and 50.0894 shares of common stock per $1,000 principal amount of the notes, respectively.

As of December 31, 2021, the following convertible senior notes were outstanding:

(in thousands)	December 31, 2021
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Convertible Senior Notes Maturing 2022	143,750	142,875	5.6%	6.4%	December 1, 2022
Convertible Senior Notes Maturing 2023	131,600	130,067	6.4%	7.2%	October 1, 2023
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, term financing facility, CRE CLOs, senior secured term loan facilities and convertible senior notes for the three months ended December 31, 2021, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended December 31, 2021	$2,985,109	$2,938,493	$3,031,364
For the Three Months Ended September 30, 2021	$2,974,497	$2,927,103	$3,014,681
For the Three Months Ended June 30, 2021	$2,989,774	$2,868,936	$3,129,181
For the Three Months Ended March 31, 2021	$3,127,878	$3,112,629	$3,319,943
For the Three Months Ended December 31, 2020	$3,272,932	$3,236,792	$3,317,165
Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our repurchase agreements, term financing facility, asset specific financing and senior secured term loan facilities generally require the Company to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of December 31, 2021
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness	Unrestricted cash of $191.9 million, while 5.0% of recourse indebtedness was $31.6 million
Tangible Net Worth	Tangible net worth greater than the sum of (i) 75.0% of tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of equity issuances after June 28, 2017, which calculates to $865.7 million.	Tangible net worth of $1.1 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 66.5%; Total leverage ratio of 73.8%
Interest Coverage	Interest coverage ratio of no less than 1.5:1.0	Interest coverage of 1.8:1.0
We were in compliance with all financial covenants as of December 31, 2021.
Leverage Ratios
As of December 31, 2021, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.7:1.0, and our recourse leverage ratio was 0.9:1.0.
The following table represents the Company’s recourse leverage ratio and total leverage ratio as of December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020
Recourse leverage ratio (1)	0.9	2.2
Total leverage ratio (2)	2.7	3.2
(1) The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2) The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.

Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of December 31, 2021, 98.8% of our loan investments by carrying value earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loan investments. As of December 31, 2021, the remaining 1.2% of our investments that earned a fixed rate of interest were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of December 31, 2021:

(in thousands)	Net Exposure
Floating rate assets(1)	$3,748,311
Floating rate liabilities(1)(2)	2,534,769
Net floating rate exposure	$1,213,542
(1) Floating rate assets and liabilities are indexed to the London Interbank Offered Rate, or LIBOR.
(2) Floating rate liabilities include our outstanding repurchase facilities, term financing facility, asset-specific financing facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the year ended December 31, 2021, and 2020:

	Year Ended December 31, 2021
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,732,225	$196,429	5.3%
Subordinated loans	15,783	1,513	9.6%
Other	—	346	—%
Total interest income/net asset yield	$3,748,008	$198,288	5.3%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,518,884	$65,457	2.6%
Subordinated loans	8,473	268	3.2%
Other:
Convertible senior notes	272,157	18,167	6.7%
Senior secured term loan facilities	202,174	21,688	10.7%
Total interest expense/cost of funds	$3,001,688	105,580	3.5%
Net interest income/spread		$92,708	1.8%

	Year Ended December 31, 2020
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$4,156,473	$233,212	5.6%
Subordinated loans	26,932	2,637	9.8%
Available-for-sale securities	8,034	646	8.0%
Held-to-maturity securities	7,853	659	8.4%
Other	—	559	—%
Total interest income/net asset yield	$4,199,292	$237,713	5.7%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$3,010,143	$88,667	2.9%
Subordinated loans	8,793	322	3.7%
Available-for-sale securities	5,083	198	3.9%
Held-to-maturity securities	4,773	210	4.4%
Other:
Convertible senior notes	270,506	18,092	6.7%
Senior secured term loan facilities	53,222	5,446	10.2%
Total interest expense/cost of funds	$3,352,520	112,935	3.4%
Net interest income/spread		$124,778	2.3%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment, available-for-sale, or AFS, securities and held-to-maturity securities.
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
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. The COVID-19 pandemic has resulted in significant disruptions in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. The dislocation in capital markets and decline in real estate sale transaction and refinancing activities caused by the pandemic have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types, which are a significant source of our overall liquidity and could make it more difficult for us to originate new loan investments.
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
We finance pools of our commercial real estate loans through collateralized loan obligations, or CRE CLOs, retaining the subordinate securities in our investment portfolio. Our CRE CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our consolidated balance sheets.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We try to mitigate this risk by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses, including as a result of the COVID-19 pandemic, could occur that could adversely impact our operating results.
The ESG risks associated with our potential collateral and borrowers also pose credit risks to us. We try to mitigate these risks by incorporating diligence practices into our investment process to identify material ESG matters related to a given investment. The nature and scope of our ESG diligence will vary based on the investment but may include a review of, among other things, energy management, pollution and contamination, accounting standards and bribery and corruption.

We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors.
The COVID-19 pandemic significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. While the economy has improved significantly, macroeconomic trends associated with the COVID-19 pandemic have persisted and could continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements.
Operating Expenses
Through December 31, 2020, we were externally managed by Pine River Capital Management L.P., or the Former Manager, through December 31, 2020, at which time we internalized our management function, or the Internalization. Prior to the Internalization, we paid the Former Manager a quarterly base management fee and, if earned, an incentive fee and reimbursed the Former Manager for all costs and expenses it incurred on our behalf in order to operate our business, including compensation costs for certain personnel that provided services to us under the Management Agreement. Subsequent to the Internalization, we no longer pay the Former Manager and we are responsible for paying all costs and expenses incurred to operate our business, including compensation costs for all of our employees. Our operating expenses, such as compensation costs and expenses related to managing our investment portfolio, may vary over time and are subject to a variety of factors, including overall economic and market environment, competitive market forces driving employee-related costs, and other related factors.
Allowance for Credit Losses
Our operating results are also impacted by the allowance for credit loss we record for loans held-for-investment using the Current Expected Credit Loss, or CECL, model pursuant ASU 2016-13. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Loans Held-For-Investment and Provision for Credit Losses” included in Item 7 of this Annual Report on Form 10-K for additional information regarding our allowance for credit losses.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates may affect our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. To the extent that our financing costs are determined by reference to floating rates, such as LIBOR (or any replacement rate such as SOFR) or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. Interest rates have remained at relatively low levels on a historical basis. There can be no assurance, however, that the Federal Reserve will not raise rates in 2022, and any such increase could adversely affect our results of operations and financial condition. In a period of rising interest rates, our interest expense on floating rate borrowings would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and/or in-the-money floors that may limit the growth of our interest income until interest rates rise above such floors, or loans with such floors are repaid or refinanced, and may not compensate for such increase in interest expense. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
Although our strategy is to primarily originate, invest in and manage senior floating-rate commercial mortgage loans, from time-to-time we may acquire fixed-rate investments, which exposes our operating results to the risks posed by fluctuations in interest rates. To the extent that this applies to us, we may choose to actively manage this risk through the use of hedging strategies.

Summary of Results of Operations and Financial Condition
Our GAAP net income (loss) attributable to common stockholders was $67.6 million (or $1.24 per basic weighted average share) for the year ended December 31, 2021, as compared to GAAP net income (loss) attributable to common stockholders of $(40.5) million (or $(0.73) per basic weighted average share) for the year ended December 31, 2020. The GAAP net income for the year ended December 31, 2021, benefited from a partial reversal of the provision for credit losses, which was related to loan prepayments, somewhat improved macroeconomic forecast and overall market conditions and a decrease in other operating expenses. The GAAP net loss for the year ended December 31, 2020, was primarily a result of an increase in the provision for credit losses related to the significant deterioration in the forecasts of macroeconomic conditions, overall market dislocation caused by the onset of the COVID-19 pandemic, one-time restructuring charges related to the Internalization and realized losses on the sale of select loans.
For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2020, and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 5, 2021.
The following table presents the primary components of our consolidated balance sheets as of December 31, 2021, and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Balance Sheet Data:

Loans held-for-investment, net	$3,741,308	$3,847,803
Total assets	$3,988,518	$4,219,648
Repurchase facilities	$677,285	$1,708,875
Securitized debt obligations	$1,677,619	$927,128
Asset-specific financings	$43,622	$123,091
Term financing facility	$127,145	$—
Convertible senior notes	$272,942	$271,250
Senior secured term loan facilities	$139,880	$206,448
Total stockholders’ equity	$1,013,058	$933,846
Net Interest Income
The following tables present the components of interest income and interest expense for the year ended December 31, 2021, and 2020:

(in thousands, except share data)	Year Ended December 31,
Income Statement Data:	2021	2020	2021 vs 2020
Interest income:
Loans held-for-investment	$197,942	$234,954	$(37,012)
Loans held-for-sale	—	895	(895)
Available-for-sale securities	—	646	(646)
Held-to-maturity securities	—	659	(659)
Cash and cash equivalents	346	559	(213)
Total interest income	198,288	237,713	(39,425)
Interest expense:			—
Repurchase facilities	25,973	58,444	(32,471)
Securitized debt obligations	29,926	26,312	3,614
Convertible senior notes	18,167	18,092	75
Term financing facility	7,585	—	7,585
Asset-specific financings	2,241	3,862	(1,621)
Revolving credit facilities	—	779	(779)
Senior secured term loan facilities	21,688	5,446	16,242
Total interest expense	105,580	112,935	(7,355)
Net interest income	92,708	124,778	(32,070)

The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month LIBOR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, amendments of existing investments, additional fundings, upsizings and repayments.
Interest Income
Interest income decreased from $237.7 million to $198.3 million for the year ended December 31, 2020, and December 31, 2021, respectively. The decrease is mainly due to a lower average portfolio balance and a decrease in average LIBOR.
Interest Expense
Interest expense decreased from $112.9 million to $105.6 million for the year ended December 31, 2020, and December 31, 2021, respectively. The decrease is mainly due to a lower average borrowings balance and a decrease in average LIBOR, offset by the addition of the senior secured term loan facilities and the term financing facility.
Provision for Credit Losses
Consistent with the methodology used during the adoption of ASU 2016-13 on January 1, 2020, we continue to use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through December 31, 2021, we employed third party licensed macroeconomic forecasts, over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net income on the consolidated statements of comprehensive income (loss). The following table presents the components of benefit from (provision for) credit losses for the year ended December 31, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Benefit from (provision for) credit losses on:
Loans held-for-investment	$16,029	$(49,975)
Other liabilities	3,998	(3,735)
Total benefit from (provision for) credit losses	$20,027	$(53,710)
During the year ended December 31, 2021, we recorded a benefit from the provision for credit losses of $20.0 million including a $(9.7) million realized loss on a write-off of a loan held-for-investment. The decrease in our estimate of allowance for credit losses was primarily driven by the loan write-off, improved macroeconomic forecasts employed in our loss estimation model and overall market conditions, and the changes in the composition of our investment portfolio as a result of loan repayments, partially offset by an increase in the provision related to the reserve on individually assessed loans.
Loss on Extinguishment of Debt
On December 9, 2021, we prepaid $75.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $79.9 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, the Company realized a charge on early extinguishment of debt of approximately $(8.9) million, or $(0.17) per share, comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs.
Subsequent to December 31, 2021, on February 16, 2022, we prepaid an additional $50.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $53.0 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, we realized a charge on early extinguishment of debt of approximately $(5.8) million, or $(0.11) per share, comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs.

Expenses
The following table presents the components of expenses for the year ended December 31, 2021, and 2020:

	Year Ended
	December 31,
(in thousands, except share data)	2021	2020
Base management fees	$—	$15,786
Compensation and benefits	$21,464	$13,268
Servicing expenses	$5,173	$4,056
Restructuring charges	$—	$46,252
Other operating expenses	$8,634	$15,756
Annualized operating expense ratio (excl. restructuring charges)	3.7%	5.1%
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
We also incur servicing expenses related to the servicing of commercial real estate loans and other operating expenses. The increase in servicing expenses during the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to increased loan originations and increased CRE CLO trust fees incurred in 2021. The decrease in our operating expense ratio, adjusted for restructuring charges, during the year ended December 31, 2021, as compared to the same period in 2020, resulted primarily from the lack of management fees as a result of the Internalization and lower other operating expenses partially offset by an increase in expenses related to the compensation and infrastructure to support the operation and growth of our business and servicing fees.
For the year ended December 31, 2020, included in other operating expenses are direct and allocated costs incurred by the Former Manager on our behalf and reimbursed by us, including compensation paid to certain employees of the Former Manager. Also included in other operating expenses is compensation paid directly to certain of our executive officers pursuant to the terms of the employment agreements entered into with such executive officers in connection with the Internalization.
Financial Condition
As of December 31, 2021, our borrowings consisted of repurchase agreement facilities collateralized by loans held-for-investment, securitized debt obligations issued by CRE CLOs collateralized by pools of loans held-for-investment, a term financing facility collateralized by loans held-for-investment, an asset-specific financing facility collateralized by loans held-for-investment, long-term senior secured term loan facilities and long-term unsecured convertible senior notes.
As of December 31, 2021, we had outstanding $677.3 million of repurchase agreement facility borrowings, and the term to maturity ranged from 179 days to approximately 1.5 years. Our repurchase agreement facilities had a weighted average borrowing rate of 2.15% and weighted average remaining maturities of 0.78 years as of December 31, 2021.
As of December 31, 2021, we had outstanding $1.7 billion of securitized debt obligations with a weighted average borrowing rate of 1.8% and weighted average estimated remaining maturities of 1.2 years based on the maturities of the underlying collateral.
As of December 31, 2021, we had outstanding $43.6 million of asset-specific financing facility borrowings with a weighted average borrowing rate of 1.8% and weighted average estimated remaining maturities of 0.94 years based on the maturities of the underlying collateral.
As of December 31, 2021, we had outstanding $127.1 million of term loan financing facility borrowings with a weighted average borrowing rate of 3.7% and weighted average estimated remaining maturities of 3.1 years.
As of December 31, 2021, the total outstanding amount due on the senior secured term loan facilities was $150.0 million, with a carrying value of $139.9 million net of deferred issuance costs. Interest on the outstanding loans under the term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The term loan facilities will mature on September 25, 2025.
As of December 31, 2021, the total outstanding amount due on convertible senior notes was $272.9 million, net of deferred issuance costs. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of December 31, 2021, these notes had a conversion rate of 51.9943 and 50.0894 shares of common stock per $1,000 principal amount of the notes, respectively.

As of December 31, 2021, the debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by equity, was 2.7:1.0.

GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and taxable REIT subsidiaries for the year ended December 31, 2021, and December 31, 2020:

	Year Ended December 31, 2021
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$68.5	$68.5
Permanent differences
Other permanent differences	—	(1.9)	(1.9)
Temporary differences
Net accretion of OID and market discount	—	(3.8)	(3.8)
Income from significant modifications	—	0.3	0.3
Other temporary differences	0.3	(16.5)	(16.2)
Estimated taxable income	0.3	46.6	46.9
Dividend declaration deduction	—	(46.6)	(46.6)
Estimated taxable income post-dividend deduction	$0.3	$—	$0.3

	Year Ended December 31, 2020
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$70.2	$70.2
Permanent differences
Other permanent differences	—	(0.7)	(0.7)
Temporary differences
Net accretion of OID and market discount	—	1.6	1.6
Income from significant modifications	—	1.7	1.7
Other temporary differences	—	4.6	4.6
Estimated taxable income	—	77.4	77.4
Dividend declaration deduction	—	(77.4)	(77.4)
Estimated taxable income post-dividend deduction	$—	$—	$—
The permanent tax differences recorded in 2021 and 2020 were principally related to recurring differences in compensation expense related to restricted stock dividends. Temporary differences were principally timing differences between GAAP and tax accounting related to restructuring charges, provision for credit losses and amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations.

Dividends
For the year ended December 31, 2021, we declared dividends on our common stock totaling $1.00 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. We plan to satisfy the REIT distribution requirements for the year ended December 31, 2021, in part with dividends paid in 2022. Furthermore, if we distribute less than the sum of: (a) 85% of our ordinary income for the calendar year; (b) 95% of our capital gain net income for the calendar year; and (c) any undistributed shortfall from our prior calendar year, or the Required Distribution, to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the year ended December 31, 2021, we accrued an excise tax of $0.3 million. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this Annual Report on Form 10-K. Excise tax expense is included in the line item “Provision for (benefit from) income taxes” in the consolidated statements of operations included in this Annual Report on Form 10-K. The following table presents cash dividends declared on our common stock since 2019:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.25
September 15, 2021	October 1, 2021	October 19, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
			$1.00
2020
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
			$0.65
2019
December 18, 2019	December 31, 2019	January 17, 2020	$0.42
September 18, 2019	October 3, 2019	October 18, 2019	$0.42
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
			$1.68

The following table summarizes dividends declared since 2019 and their related tax characterization (per share amounts):

			Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Adjustments (1)	Ordinary Dividends (Non-Qualified) (2)	Qualified Ordinary Dividends	Capital Gain Distribution
2021	$1.00	$—	$0.99	$0.01	$—
2020	$0.65	$0.09	$0.74	$—	$—
2019	$1.68	$(0.09)	$1.59	$—	$—
____________________
(1)A portion of the dividend declared in the fourth quarter of 2019 and paid in the first quarter of 2020 was treated as a 2020 distribution for federal income tax purposes.
(2)Beginning with the year ended December 31, 2018, and subsequent years, ordinary dividends (non-qualified) are also the portion of dividends that may be eligible for the 20% qualified business income deduction under Internal Revenue Code Section 199A.

Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our secured financing facilities, issuance of CRE CLOs, borrowings under our senior secured term loan facilities and the issuance and sale of convertible notes. As of December 31, 2021, our capitalization included $0.4 billion of corporate debt and $2.5 billion of loan-level financing. No portion of our corporate debt matures before December 2022 and our loan-level financing is generally term-matched or matures in 2022 or later. Our $2.5 billion of loan-level financing includes $677.3 million of secured repurchase agreements, $1.7 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, $127.1 million of term financing facility and $43.6 million of asset-specific financing facility.
See Note 4 - Variable Interest Entities and Securitized Debt Obligations, Note 5 - Secured Financing Agreements, Note 6 - Convertible Senior Notes and Note 7 - Senior Secured Term Loan Facilities to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding our securitized debt obligations; our secured repurchase facilities, asset-specific financing facility, and term financing facility; our secured convertible senior notes; and our senior secured term loan facilities, respectively.
Leverage
From December 31, 2020, to December 31, 2021, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, decreased from 3.2:1.0 to 2.7:1.0. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the investments in our portfolio, the potential for losses in our portfolio, the gap between the duration of our assets and liabilities, the availability and cost of financing the investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment spreads relative to LIBOR.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents on our consolidated balance sheets, any approved but unused borrowing capacity under our financing facilities, the net proceeds of future public and private equity and debt offerings, payments of principal, including loan repayments and prepayments, loan sales, interest we receive on our portfolio of assets and cash generated from our operating results.
The following table sets forth our sources of liquidity as of December 31, 2021:

Year Ended
(in thousands)	December 31, 2021
Cash and cash equivalents	$191,931
Approved but unused borrowing capacity on financing facilities	—
Total	$191,931
We have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in August 2021, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in August 2024. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) common stock, (ii) preferred stock, (iii) depositary shares representing preferred stock and (iv) debt securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of December 31, 2021. See Note 12 – Stockholders’ Equity to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
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
We remain focused on actively managing our balance sheet and enhancing our liquidity position to best position us for the market environment, satisfy our loan future funding and financing obligations and to make new investments, which we expect will cause us to take, and in some instances has already caused us to take, some or all of the following actions: raise capital from offerings of equity and/or debt securities, on a public or private basis; borrow additional capital; post additional collateral; sell assets; and/or change our dividend policy, which we will continue to evaluate in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain our REIT status. At any given time and from time to time we may be evaluating or pursuing one or more transactions, including loan sales, capital markets activities and other sources of funding, to improve our liquidity or to refinance our debt or may otherwise seek transactions to reduce our interest expense or leverage and extend our debt maturities, which transactions, depending on market conditions and other factors, could result in actual losses and/or otherwise negatively impact our results of operations in one or more periods.
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $3.0 billion of outstanding borrowings under our repurchase facilities, collateralized loan obligations, term financing facility, asset-specific financing facility, senior secured term loan facilities, and convertible senior notes, $403.6 million of unfunded loan commitments, and dividend distributions to our preferred and common stockholders.
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
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, term financing facility, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of December 31, 2021, and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Within one year	$1,530,671	$1,763,359
One to three years	1,096,112	1,266,985
Three to five years	311,710	205,647
Five years and over	—	—
Total	$2,938,493	$3,235,991

Cash Flows
From December 31, 2020, to December 31, 2021, our restricted and unrestricted cash and cash equivalents balance decreased approximately $124.9 million, to $204.3 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2021, operating activities increased our cash balances by approximately $60.3 million, primarily driven by our financial results.
•Cash flows from investing activities. For the year ended December 31, 2021, investing activities increased our cash balances by approximately $139.8 million, primarily driven by repayments of loans held-for-investment, partially offset by originations of loans held-for-investment.
•Cash flows from financing activities. For the year ended December 31, 2021, financing activities decreased our cash balances by approximately $325.0 million, primarily driven by repayments of repurchase facilities, securitized debt obligations, asset-specific financings and term financing facilities, partially offset by proceeds from the issuance of securitized debt obligations, proceeds from the term financing facility and issuance of preferred stock.

Corporate Activities
Senior Secured Term Loan Facilities Paydown
On September 25, 2020, we, as a guarantor, and certain of our subsidiaries, as borrowers, entered into a five-year senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC, or PIMCO, providing for up to $300.0 million of senior secured term loan facilities. On September 28, 2020, we borrowed $225.0 million under the initial term loan facility. We chose not to borrow the remaining $75.0 million of commitments under the senior secured term loan facilities, which were available to us on a delayed draw basis until September 25, 2021. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025.
The loans outstanding under the senior secured term loan facilities are non-amortizing and may be voluntarily repaid, in whole or in part, at any time, subject to certain prepayment premiums if they are repaid prior to September 25, 2023.
On December 9, 2021, we prepaid $75.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $79.9 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, we realized a charge on early extinguishment of debt of approximately $(8.9) million, or $(0.17) per share, comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs.
Subsequent to December 31, 2021, on February 16, 2022, we prepaid an additional $50.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $53.0 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, we realized a charge on early extinguishment of debt of approximately $(5.8) million, or $(0.11) per basic share, comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs.
Cash Settlement of Warrants to Purchase Shares of Common Stock
In connection with the senior secured term loan facilities, on September 25, 2020, we issued warrants to purchase up to 6.066 million shares of our common stock, $0.01 par value per share to certain investment vehicles managed by PIMCO.
On September 25, 2021, the warrantholders forfeited unvested warrants exercisable for 1,516,455 shares of common stock because we chose not to borrow the $75.0 million of delayed draw commitments available under the senior secured term loan facilities.
On September 30, 2021, we settled warrants to purchase approximately 1.06 million shares of common stock at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $7.5 million. On October 4, 2021, we settled the remaining warrants to purchase approximately 3.49 million shares of common stock at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $24.7 million. We currently have no warrants outstanding.
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding the senior secured term loan facilities and warrants.
Issuance of 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock
On November 30, 2021, and December 10, 2021, we received total net proceeds of $110.5 million from the sale of 4,596,500 shares of Series A Preferred Stock, after deducting the underwriting discount of $3.6 million and issuance costs of $0.8 million.
On January 18, 2022, and February 8, 2022, we received total net proceeds of $87.4 million from the sale of 3,633,000 additional shares of our Series A Preferred Stock after deducting the underwriting discount of $2.9 million and issuance costs of $0.5 million. See Note 11 – Preferred Stock to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding our Series A Preferred Stock.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time, of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described in Note 2 – Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as its reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available at that time. The accounting policies and estimates that we believe are most critical to a stockholder’s understanding of our financial results and condition are discussed below.

Loans Held-for-Investment and Provision for Credit Losses
Loans held-for-investment are reported at cost, net of any provision for credit losses, unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable.
We adopted ASU 2016-13, which replaced the incurred loss model under existing guidance with a CECL model for instruments measured at amortized cost, and requires entities to record allowances for AFS debt securities rather than reduce the carrying amount, as they did under the other-than-temporary impairment model. It also simplified the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments.
In connection with our adoption of ASU 2016-13, we implemented new processes, including the utilization of loan loss forecasting models, updates to our reserve policy documentation, changes to our internal reporting process and related internal controls. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial mortgage loan portfolio. The CECL forecasting methods we use include (i) a probability of default and loss given default method using a third party CMBS/CRE loan database with historical loan loss data beginning in 1998 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.
We estimate our CECL allowance for our loan portfolio at the individual loan level. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as vintage year, loan-term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating, and (iii) a macroeconomic forecast. In certain instances, we consider relevant loan-specific qualitative factors to certain loans to estimate our CECL allowance.
We consider loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that we determine foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. Our estimate of the fair value of the collateral property is sensitive to both the valuation methodology selected and inputs used in the analysis. As a result, the fair value of the collateral property used in determining the expected credit losses is subject to uncertainty and any actual losses, if incurred, could differ materially from the estimated provision for credit losses.
Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan. Those future funding commitments are also subject to a CECL reserve. The CECL reserve related to future loan fundings is recorded as a component of other liabilities on our consolidated balance sheets, and not as an offset to the related loan balance. This CECL reserve is estimated using the same process outlined above for our outstanding loan balances, and changes in this component of the CECL reserve will similarly flow through our consolidated statements of operations.
Credit performance of our portfolio is monitored regularly, with more intense analysis and oversight done on a quarterly basis, and each loan is evaluated by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk ratings are defined as follows:
1 –Lower Risk
2 –Average Risk
3 –Acceptable Risk
4 –Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors which, if negative trends continue, could be indicative of probability of principal loss.
5 –Loss Likely: A loan that has a significantly increased probability of principal loss.
Recently Issued Accounting Standards
Refer to Note 2 – Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Other Matters
We intend to conduct our business to maintain our exempt status under, and not to become regulated as, an investment company under the Investment Company Act. If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Government Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the Investment Company Act in order to maintain our exempt status. As of December 31, 2021, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the year ended December 31, 2021. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2021. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2021, we believe that we qualified as a REIT under the Code.
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
Recent Market Conditions
Due to the current COVID-19 pandemic in the United States and globally, most of our borrowers, sponsors, their tenants, the properties serving as collateral for our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “COVID-19 Pandemic” in Part II, Item 7 of this Annual Report on Form 10-K for further discussion of the impact of the COVID-19 pandemic on market conditions.
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
Interest Rate Risk
Our strategy is to primarily originate, invest in and manage a portfolio of senior floating-rate commercial mortgage loans. As a result, the composition of our investments in general is such that rising interest rates increase our net income, while declining interest rates will decrease our net income, subject to the impact of contractual interest rate floors. From time to time, we may originate or acquire fixed-rate investments, which may expose our operating results to the risks posed by fluctuations in interest rates, which we may choose to hedge, if we deem it prudent.
As of December 31, 2021, approximately 98.8% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.2% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current repurchase facilities, asset-specific financing facility, term financing facility and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2021. All changes in value are measured as the change from our December 31, 2021 financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates (1)
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$4	$4	$(184)	$(436)
Repurchase facilities	(24)	(24)	141	282
Securitized debt obligations	(73)	(73)	351	702
Asset-specific financings	(2)	(2)	9	18
Term financing facility	(5)	(5)	27	54
Convertible senior notes	(3,167)	(1,576)	1,560	3,104
Total net assets	$(3,267)	$(1,676)	$1,904	$3,724

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$2,286	$2,286	$(8,316)	$(15,313)
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2021. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Additionally, commercial real estate debt investments may be affected by a number of factors, including, national, regional and local economic and real estate conditions, changes in business trends of specific industry segments, property construction characteristics, demographic factors and changes to laws and regulations, including additional restrictions or requirements on the development of commercial real estate intended to reduce greenhouse gas emissions and potential climate change. Any combination of these factors may affect the value of real estate collateral for investments within our investment portfolio and the potential proceeds available to a borrower to repay the underlying loans, which could cause us to suffer losses. We seek to manage these risks through our rigorous and fundamentally driven underwriting and investment management processes.
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase facilities, an asset-specific financing facility and a term loan facility. Should the value of our investments serving as collateral for our repurchase facilities significantly decrease, including, but not limited to, as a result of the impacts of the COVID-19 pandemic discussed above, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our repurchase facilities or asset-specific financing facility counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, which such risks are increased as a result of the COVID-19 pandemic and its effects on the global and U.S. economies and commercial real estate markets, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.
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
•actively employ portfolio-wide and investment-specific risk measurement and management processes in our daily operations, including utilizing risk management tools; and
•seek to manage credit risk through our rigorous underwriting due diligence process prior to origination or acquisition of our target investments, and through the use of nonrecourse financing when and where available and appropriate.

Item 8. Financial Statements and Supplementary Data

GRANITE POINT MORTGAGE TRUST INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses was a critical audit matter.
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

Allowance for Credit Losses - Loans held-for-investment
Description of the Matter
As of December 31, 2021, the Company’s loans held-for-investment totaled $3.8 billion, and the associated allowance for credit losses (ACL) totaled $40.9 million. As disclosed in Notes 2 and 3 to the consolidated financial statements, the ACL is established for management’s estimate of current expected credit losses on the loans held-for-investment over the contractual life of the loans, including unfunded loan commitments, using a probability weighted analytical model (CECL model) that considers the likelihood of default and loss-given-default for each individual loan. Additionally, for certain loans deemed to be collateral-dependent,” the Company measures the ACL by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. To estimate the fair value of the underlying collateral, the Company used a discounted cash flow method of valuation. Management applies significant judgment in establishing inputs used to determine the ACL and a variety of subjective assumptions.
Significant inputs and assumptions used in the CECL model include the relevant historical loan loss data sets, the forecast for macroeconomic conditions, the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio (DSCR), loan-to-value (LTV), remaining contractual loan term, property type, and others. Significant inputs and assumptions in determining the fair value of collateral include estimates of property cash flow performance, capitalization rates, discount rates, and exit costs.
Auditing management’s estimate of the ACL involved a high degree of subjectivity in evaluating the significant inputs and assumptions used to determine the ACL. Changes in these factors and assumptions can have a material effect on the measurement of the ACL.

How We Addressed the Matter in Our Audit
Our audit procedures related to the ACL included the following, among others. We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s process over establishing the ACL, including management’s controls over the ACL methodology; the completeness and accuracy of significant inputs and assumptions used in the CECL model; and the estimated fair value of collateral for collateral-dependent loans.
With respect to the CECL model, with the support of specialists, we performed a model methodology and outcome reviews and assessed the Company’s model documentation and governance. We also involved our specialists in assessing the macroeconomic forecasts, reasonable and supportable forecast periods, DSCR, and LTV. Our procedures included, amongst others, the assessment by comparing information to external sources, peer information, reviewing the results of managements’ specialists. For all collateral-dependent loans, with the support of specialists, we independently developed a fair value estimate of the underlying collateral, less costs to sell and compared those to management’s estimate of fair value.
We also tested the appropriateness and accuracy of significant inputs used in the CECL model by reperforming the stratification of historical loan loss data, agreeing a sample of inputs to source documents, including among others, loan agreements and third-party loan servicer reports.
We evaluated the overall ACL amount, and whether the recorded ACL appropriately reflected the expected credit losses on the loans held-for-investment and unfunded loan commitments. We also reviewed subsequent events and peer company information, and we considered whether they corroborate or contradict the Company’s conclusion with respect to its measurement of the ACL.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota
February 25, 2022

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Loans held-for-investment	$3,782,205	$3,914,469
Allowance for credit losses	(40,897)	(66,666)
Loans held-for-investment, net	3,741,308	3,847,803
Cash and cash equivalents	191,931	261,419
Restricted cash	12,362	67,774
Accrued interest receivable	10,716	12,388
Other assets	32,201	30,264
Total Assets (1)	$3,988,518	$4,219,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$677,285	$1,708,875
Securitized debt obligations	1,677,619	927,128
Asset-specific financings	43,622	123,091
Term financing facility	127,145	—
Convertible senior notes	272,942	271,250
Senior secured term loan facilities	139,880	206,448
Dividends payable	14,406	25,049
Other liabilities	21,436	22,961
Total Liabilities (1)	2,974,335	3,284,802
Commitments and Contingencies (see Note 10)
10% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 4,600,000 shares authorized and 4,596,500 and 0 shares issued and outstanding, respectively; liquidation preference $25.00 per share	46	—
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 53,789,465 and 55,205,082 shares issued and outstanding, respectively	538	552
Additional paid-in capital	1,125,241	1,058,298
Cumulative earnings	171,518	103,165
Cumulative distributions to stockholders	(284,285)	(228,169)
Total Granite Point Mortgage Trust, Inc. Stockholders’ Equity	1,013,058	933,846
Non-controlling interests	125	—
Total Equity	$1,013,183	$933,846
Total Liabilities and Stockholders’ Equity	$3,988,518	$4,219,648
____________________
(1)The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At December 31, 2021, and December 31, 2020, assets of the VIEs totaled $2,266,044 and $1,255,932, respectively, and liabilities of the VIEs totaled $1,679,435 and $928,220, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year Ended
	December 31,
	2021	2020	2019
Interest income:
Loans held-for-investment	$197,942	$234,954	$240,022
Loans held-for-sale	—	895	—
Available-for-sale securities	—	646	1,221
Held-to-maturity securities	—	659	2,239
Cash and cash equivalents	346	559	2,775
Total interest income	198,288	237,713	246,257
Interest expense:
Repurchase facilities	25,973	58,444	67,632
Securitized debt obligations	29,926	26,312	46,815
Convertible senior notes	18,167	18,092	17,971
Term financing facility	7,585	—	—
Asset-specific financings	2,241	3,862	2,891
Revolving credit facilities	—	779	1,673
Senior secured term loan facilities	21,688	5,446	—
Total interest expense	105,580	112,935	136,982
Net interest income	92,708	124,778	109,275
Other income (loss):
Benefit from (provision for) credit losses	20,027	(53,710)	—
Loss on extinguishment of debt	(8,919)	—	—
Realized losses on sales	—	(16,913)	—
Fee income	—	1,117	1,210
Total other income (loss)	11,108	(69,506)	1,210
Expenses:
Management fees	—	15,786	14,854
Incentive fees	—	—	244
Compensation and benefits	21,464	13,269	14,301
Servicing expenses	5,173	4,056	3,670
Other operating expenses	8,634	15,755	7,206
Restructuring charges	—	46,252	—
Total expenses	35,271	95,118	40,275
Income (loss) before income taxes	68,545	(39,846)	70,210
Provision for (benefit from) income taxes	192	593	(4)
Net (loss) income	68,353	(40,439)	70,214
Dividends on preferred stock	793	100	100
Net income (loss) attributable to common stockholders	$67,560	$(40,539)	$70,114
Basic (loss) earnings per weighted average common share	$1.24	$(0.73)	$1.32
Diluted (loss) earnings per weighted average common share	$1.23	$(0.73)	$1.32
Weighted average number of shares of common stock outstanding:
Basic	54,593,499	55,156,482	53,087,395
Diluted	54,929,070	55,156,482	53,087,395
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$67,560	$(40,539)	$70,114
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	—	(32)	224
Other comprehensive (loss) income	—	(32)	224
Comprehensive income (loss)	$67,560	$(40,571)	$70,338
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2018	43,621,174	$436	$—	$—	$836,288	$(192)	$91,875	$(100,876)	$827,531	$—	$827,531
Cumulative effect of adoption of new accounting principle	—	—	—	—	13	—	(13)	—	—	—	—
Adjusted balance, January 1, 2019	43,621,174	436	—	—	836,301	(192)	91,862	(100,876)	827,531	—	827,531
Net income	—	—	—	—	—	—	70,214	—	70,214	—	70,214
Other comprehensive income before reclassifications	—	—	—	—	—	224	—	—	224	—	224
Net other comprehensive income	—	—	—	—	—	224	—	—	224	—	224
Issuance of common stock, net of offering costs	10,954,924	110	—	—	207,404	—	—	—	207,514	—	207,514
Common dividends declared, $1.68 per share	—	—	—	—	—	—	—	(91,029)	(91,029)	—	(91,029)
Preferred dividends declared, $100.00 per share	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Non-cash equity award compensation	277,107	3	—	—	4,779	—	—	—	4,782	—	4,782
Balance, December 31, 2019	54,853,205	549	—	—	1,048,484	32	162,076	(192,005)	1,019,136	—	1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	(18,472)	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	—	—	1,048,484	32	143,604	(192,005)	1,000,664	—	1,000,664
Net loss	—	—	—	—	—	—	(40,439)	—	(40,439)	—	(40,439)
Other comprehensive loss before reclassifications	—	—	—	—	—	(288)	—	—	(288)	—	(288)
Amounts reclassifications	—	—	—	—	—	256	—	—	256	—	256
Net other comprehensive loss	—	—	—	—	—	(32)	—	—	(32)	—	(32)
Issuance of warrants to purchase common stock	—	—	—	—	4,541	—	—	—	4,541	—	4,541
Common dividends declared, $0.65 per share	—	—	—	—	—	—	—	(36,064)	(36,064)	—	(36,064)
Preferred dividends declared, $100.00 per share	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Non-cash equity award compensation	351,877	3	—	—	5,273	—	—	—	5,276	—	5,276
Balance, December 31, 2020	55,205,082	552	—	—	1,058,298	—	103,165	(228,169)	933,846	—	933,846

Table of Contents

GRANITE POINT MORTGAGE TRUST INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data) (Continued)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Net income	—	—	—	—	—	—	68,353	—	68,353	—	68,353
Issuance of preferred stock, net of offering costs	—		4,596,500	46	110,473	—	—	—	110,519	—	110,519
Restricted stock forfeiture	(115,053)	(1)	—	—	(1,193)	—	—	—	(1,194)	—	(1,194)
Repurchase of common stock	(1,301,612)	(13)	—	—	(17,790)	—	—	—	(17,803)	—	(17,803)
Preferred dividends declared, $100.00 per share	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Preferred dividends declared, $0.15069 per share	—	—	—	—	—	—	—	(693)	(693)	—	(693)
Common dividends declared, $1.00 per share	—	—	—	—	—	—	—	(55,323)	(55,323)	—	(55,323)
Settlement of warrants to purchase common stock	—	—	—	—	(32,138)	—	—	—	(32,138)	—	(32,138)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	125	125
Non-cash equity award compensation	1,048	—	—	—	7,591	—	—	—	7,591	—	7,591
Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	—	171,518	(284,285)	1,013,058	125	1,013,183
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$68,353	$(40,439)	$70,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(23,291)	(15,915)	(15,417)
Amortization of deferred debt issuance costs	16,559	6,426	7,588
(Benefit from) provision for credit losses	(20,027)	53,710	—
Realized losses on sales of loans held-for-sale	—	16,913	—
Loss on extinguishment of debt	5,169	—	—
Amortization of equity-based compensation	7,591	5,276	4,782
Proceeds received from deferred interest capitalized to loans held-for-investment	1,931	—	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,672	(1,066)	(1,055)
(Increase) decrease in other assets	(171)	2,436	(11,682)
Increase (decrease) in other liabilities	2,515	(7,086)	7,431
Net cash provided by operating activities	60,301	20,255	61,861
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(814,515)	(369,216)	(1,812,698)
Proceeds from repayment of loans held-for-investment	958,399	486,422	769,816
Increase in other assets, due from servicer/trustee on repayments of loans held-for-investment	(4,114)	—	—
Principal payments on available-for-sale securities	—	12,798	—
Principal payments on held-to-maturity securities	—	18,076	8,620
Proceeds from sales of loans held-for-sale	—	193,538	—
Net cash provided by (used in) investing activities	139,770	341,618	$(1,034,262)
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	599,579	397,004	1,390,059
Principal payments on repurchase facilities	(1,631,169)	(612,150)	(966,581)
Proceeds from issuance of securitized debt obligations	1,188,330	—	646,868
Principal payments on securitized debt obligations	(433,520)	(117,925)	(266,179)
Proceeds from senior secured term loan facilities	—	205,647	—
Repayment of senior secured term loan facilities	(75,000)	—	—
Proceeds from asset-specific financings	3,063	6,626	116,465
Repayment of asset-specific financings	(82,532)	—	—
Proceeds from revolving credit facilities	—	38,361	361,273
Repayment of revolving credit facilities	—	(80,369)	(394,265)
Proceeds from term financing facility	349,291	—	—
Repayment of term financing facility	(220,192)	—	—
Payment of debt issuance costs	(15,572)	—	—
Settlement of warrants to purchase common stock	(32,138)	—	—
Contributions from non-controlling interests	125	—	—
Proceeds from issuance of warrants to purchase common stock	—	4,541	—
Proceeds from issuance of preferred stock, net of offering costs	110,519	—	—
Proceeds from issuance of common stock, net of offering costs	—	—	207,514
Tax withholding on restricted stock	(1,194)	—	—
Repurchase of common stock	(17,803)	—	—
Dividends paid on preferred stock	(100)	(100)	(100)
Dividends paid on common stock	(66,658)	(34,079)	(86,312)
Net cash (used in) provided by financing activities	(324,971)	(192,444)	1,008,742
Net (decrease) increase in cash, cash equivalents and restricted cash	(124,900)	169,429	36,341
Cash, cash equivalents, and restricted cash at beginning of period	329,193	159,764	123,423
Cash, cash equivalents, and restricted cash at end of period	$204,293	$329,193	$159,764
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$105,960	$115,013	$136,091
Cash paid for taxes	$599	$—	$—
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$210,452	$—
Dividends declared but not paid at end of period	$14,406	$25,049	$23,063
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding options, including borrowing under the Company’s bank credit facilities or other asset-specific financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, entering into term financing agreements, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
All entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of an entity that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the entity. See Note 4 - Variable Interest Entities and Securitized Debt Obligations to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding consolidation of VIEs.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. During the year ended December 31, 2021, many countries have re-instituted or strongly encouraged varying levels of quarantines and restrictions on travel, and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake have increased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including those related to the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. We believe the estimates and assumptions underlying our

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2021, inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Loans Held-for-Investment, Net
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, the Company finances pools of its commercial real estate loans through collateralized loan obligations, or CRE CLOs, which are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the control to direct the activities of the CRE CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, therefore, the Company consolidates the CRE CLOs and classifies the underlying loans as loans held-for-investment. Interest income on loans held-for-investment is recorded on the consolidated statements of comprehensive income (loss).
Loans held-for-investment are reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. The Company accounts for credit losses based on ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments, the Company continues to use probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect the ongoing impact of the COVID-19 pandemic on the overall U.S. economy and commercial real estate markets generally. Driven by the general progress around the development and distribution of the COVID-19 vaccines over the last few quarters, those macroeconomic forecasts have been improving, including expectations for unemployment rates, overall economic output, level of interest rates and values of real estate properties. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, loan to value ratio, or LTV, remaining contractual loan term, property type and others. In certain instances, for loans with unique risk and credit characteristics, the Company may instead elect to employ different methods to estimate an allowance for credit losses that also conform to ASU 2016-13 and related guidance.
The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For loans that the Company determines foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.
For loans assigned a risk rating of “5,” the Company has determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, these loans are assessed individually and the Company elected to apply a practical expedient in accordance with ASU 2016-13. While utilizing the practical expedient for collateral-dependent loans, the Company estimates the fair value of the loan’s underlying collateral using the discounted cash flow method of valuation, less the estimated cost to foreclose and sell the property when applicable. The estimation of the fair value of the collateral property also involves using various Level 3 unobservable inputs, which are inherently uncertain and subjective, and are in part developed based on discussions with various market participants and management’s best estimates, which may vary depending on the information available and market conditions as of the valuation date. Selecting the appropriate inputs and assumptions requires significant judgment and consideration of various factors that are specific to the underlying collateral property being assessed. The Company’s estimate of the fair value of the collateral property is sensitive to both the valuation methodology selected and inputs used in the analysis. As a result, the fair value of the collateral property used in determining the expected credit losses is subject to uncertainty and any actual losses, if incurred, could differ materially from the estimated provision for credit losses.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the life of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection or has been modified.
The allowance for credit losses is recorded in accordance with ASU 2016-13, and is a valuation account that is deducted from the amortized cost basis of loans held-for-investment on the Company’s consolidated balance sheets. Changes to the allowance for credit losses are recognized through net income (loss) on the Company’s consolidated statements of comprehensive income (loss). The allowance is based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. All loans held-for-investment within the Company’s portfolio have some amount of expected loss to reflect the GAAP principal underlying the Current Expected Credit Loss, or CECL, model that all loans have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.
ASU 2016-13 replaced the incurred loss model under existing guidance with a CECL model for instruments measured at amortized cost, and requires entities to record allowances for AFS debt securities rather than reduce the carrying amount, as they did under the other-than-temporary impairment model. It also simplified the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments.
In connection with the Company’s adoption of ASU 2016-13, the Company implemented new processes, including the utilization of loan loss forecasting models, updates to its reserve policy documentation, changes to its internal reporting process and related internal controls. The Company has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial mortgage loan portfolio. The CECL forecasting methods the Company uses include (i) a probability of default and loss given default method using a third party CMBS/CRE loan database with historical loan loss data beginning in 1998, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.
The Company estimates its CECL allowance for its loan portfolio at the individual loan level. Significant inputs to the Company’s forecasting methods include (i) key loan-specific inputs such as vintage year, loan term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating, and (iii) a macroeconomic forecast. In certain instances, the Company considers relevant loan-specific qualitative factors to certain loans to estimate its CECL allowance.
The Company’s loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan. Those future funding commitments are also subject to a CECL reserve. The CECL reserve related to future loan fundings is recorded as a component of other liabilities on the Company’s consolidated balance sheets, and not as an offset to the related loan balance. This CECL reserve is estimated using the same process outlined above for the Company’s outstanding loan balances, and changes in this component of the CECL reserve will similarly flow through the Company’s consolidated statements of operations.
These estimates of the Company’s CECL reserve may change in future periods based on available future macroeconomic, capital markets, loan specific and other data, and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.
Available-for-Sale Securities at Fair Value
From time to time, the Company may selectively invest in commercial mortgage-backed securities, or CMBS, representing interests in pools of commercial mortgage loans issued by trusts. In the past, the Company had designated investments in certain CMBS as available-for-sale, or AFS, because the Company had the ability to dispose of them prior to maturity. All assets classified as AFS would be reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss).

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Interest income on AFS securities is accrued based on the outstanding principal balance and contractual terms. Premiums and discounts associated with CMBS are amortized into interest income over the life of such securities using the effective yield method.
As part of the adoption of ASU 2016-13, the Company evaluates AFS securities to determine whether a decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the consolidated statements of comprehensive income (loss), limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income (loss) may be reversed if conditions change. Changes in the allowance for credit losses are recorded as provision for credit loss expense. The Company did not hold any AFS securities as of December 31, 2021.
Prior to the adoption of ASU 2016-13, on a quarterly basis, the Company evaluated its AFS securities to assess whether a decline in the fair value of an AFS security below the Company’s amortized cost basis was an other-than-temporary impairment, or OTTI. The presence of OTTI was based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors, as well as non-credit factors, such as changes in interest rates and market spreads. Impairment was considered other-than-temporary if an entity (i) intended to sell the security, (ii) would more likely than not be required to sell the security before it recovered in value, or (iii) did not expect to recover the security’s amortized cost basis, even if the entity did not intend to sell the security. Under these scenarios, the impairment was other-than-temporary and the full amount of impairment recognized in earnings and the cost basis of the investment security was adjusted. However, if an entity did not intend to sell the impaired debt security and it was more likely than not that it would not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount was recognized in earnings, with the remainder of the loss amount recognized in other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected was accreted as interest income in accordance with the effective interest method.
Held-to-Maturity Securities
In the past, the Company designated investments in certain CMBS as held-to-maturity, or HTM, because the Company had both the ability and intent to hold them until maturity. All assets classified as HTM were reported at stated cost plus any premiums or discounts, which were amortized or accreted through the consolidated statements of comprehensive income (loss) using the effective interest method.
As part of the adoption of ASU 2016-13, the Company no longer records impairments for credit losses as adjustments to the amortized cost for HTM debt securities, but rather records an allowance for credit losses. The carrying values of debt securities are presented net of any allowance for credit losses. The Company did not hold any HTM securities as of December 31, 2021. Prior to the adoption of ASU 2016-13, the Company evaluated its HTM securities, on a quarterly basis, to assess whether a decline in the fair value of an HTM security below the Company’s amortized cost basis is an OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors. Impairment was considered other-than-temporary if an entity did not expect to recover the security’s amortized cost basis. Impairment was recognized in earnings and the cost basis of the HTM security was adjusted.
Loans Held-for-Sale
The Company classifies certain loans as held-for-sale based on management’s intent to sell or otherwise dispose of them. Loans held-for-sale are reported at the lower of amortized cost or fair value. Fair value is determined under the guidance of ASC 820. Interest income on loans held-for-sale is recognized at the loan coupon rate and recorded on the consolidated statements of comprehensive income (loss).
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash or cash equivalents.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Restricted Cash
Restricted cash includes certain cash balances the Company is required to maintain in restricted accounts as collateral for the Company’s repurchase agreements and with counterparties to support activities related to securities. Cash held by counterparties as collateral, which resides in non-interest-bearing accounts, is not available to the Company for general corporate purposes, but may be applied against amounts due to securities and repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or at the maturity of the repurchase agreement.
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within 30 days of recording the receivable. The Company generally writes off the accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized within the provision for credit losses in the consolidated statements of comprehensive income (loss). Accrued interest receivable includes deferred interest that may be collected at the loan maturity or past 90 days, and an allowance for credit losses has been included as part of the loan’s amortized cost. Accrued interest receivable is included within other assets on the Company’s consolidated balance sheets.
Due from Counterparties
Due from counterparties includes cash held by counterparties as collateral against the Company’s repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties is included within other assets on the Company’s consolidated balance sheets.
Repurchase Agreements
The Company finances the acquisition of its loans held-for-investment through the use of repurchase agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month London Interbank Offered Rate, or LIBOR, and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
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
Revolving Credit Facilities
In the past, the Company has financed the acquisition of certain of its loans held-for-investment through the use of revolving credit facilities. Borrowings under revolving credit facilities have generally borne interest rates of a specified margin over one-month LIBOR and have generally been uncommitted. Revolving credit facilities are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Deferred Debt Issuance Costs
Because the outstanding balance of the Company’s repurchase agreement facilities, asset-specific financings and revolving credit facilities may fluctuate as the Company borrows and repays amounts, the Company presents unamortized deferred debt issuance costs related to these credit facilities as an asset on its consolidated balance sheets within other assets. Amortization of deferred debt issuance costs over the term of the related facilities is reported within interest expense on the consolidated statements of comprehensive income (loss).
Securitized Debt Obligations
The Company finances pools of its loans held-for-investment through CRE CLOs retaining the subordinate securities in its investment portfolio. The CRE CLOs are accounted for as financing arrangements and consolidated on the Company’s consolidated financial statements. The securitized debt obligations not retained by the Company, which are nonrecourse to the Company beyond the assets held in the CRE CLOs, are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. See Note 4 - Variable Interest Entities and Securitized Debt Obligations to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding consolidation of VIEs.
Convertible Senior Notes
Convertible senior notes include unsecured convertible debt that are carried at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s consolidated balance sheets. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock. Amortization of

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
deferred debt issuance costs over the term of the notes is reported within interest expense on convertible senior notes on the consolidated statements of comprehensive income (loss).
Senior Secured Term Loan Facilities
The Company records senior secured term loan facilities as liabilities at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s consolidated balance sheets. Where applicable, any issue discount or transaction expenses are deferred and amortized over the term of the loan using the effective interest method, and is included within interest expense in the Company’s consolidated statements of comprehensive income (loss), while the unamortized balance is included as a reduction to the carrying amount on the Company’s consolidated balance sheets. See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding the senior secured term loan facilities and warrants.
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
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes, or ASC 740. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive income (loss).
Related Party Management Fee and Operating Expenses
The Company was externally managed by Pine River Capital Management L.P., or the Former Manager, through December 31, 2020, at which time the Company internalized its management function, or the Internalization. Prior to the Internalization, the Company paid the Former Manager a base management fee equal to 1.5% of the Company’s equity on an annualized basis, as well as an incentive fee, which was payable, if earned, beginning in the fourth quarter of 2018, in accordance with the terms of the management agreement with the Former Manager, or the Management Agreement.
Temporary Equity
The Company accounts for its temporary equity in accordance with ASC 480, Distinguishing Liabilities from Equity. Holders of the Company’s temporary equity have certain preference rights with respect to the common stock. Based on the Company’s analysis, the 10% cumulative redeemable preferred stock has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s consolidated balance sheets as a result of certain redemption requirements or other terms.
Permanent Equity
The Company has common stock, and preferred stock, outstanding that are classified as permanent equity. The Company’s common stock is perpetual in nature with voting rights and dividend rights. The Company’s 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, is classified as permanent equity. The outstanding shares of Series A Preferred Stock have a 7.00% dividend rate and may be redeemed by the Company on and after November 30, 2026. See Note 11 – Preferred Stock to the Company’s Consolidated Financial Statements included in this

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Annual Report on Form 10-K for additional details regarding the Series A Preferred Stock.
Earnings (Loss) Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding. For both basic and diluted per share calculations, potential common shares represent issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. If the assumed conversion of convertible notes into common shares is dilutive, diluted earnings per share is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net income attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count.
Other Comprehensive Income (Loss)
Current period net unrealized gains and losses on AFS securities are reported as components of accumulated other comprehensive income (loss) on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive income (loss).
Equity Incentive Plan
The Company has adopted the 2017 Equity Incentive Plan, or the Plan, to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 13 - Equity Incentive Plan for further details regarding the Plan.
The cost of equity-based compensation is measured on and fixed at the grant date, based on the price of the Company’s common stock as of period end, and amortized over the vesting term. The Company accounts for forfeitures as they occur. Amortization expense is included within other operating expenses on the consolidated statements of comprehensive income (loss).
Restructuring Charges
The termination of the Management Agreement was a material change in the management structure of the business, and is accounted for under ASC 420, Exit or disposal cost obligations. The one-time payment made to the Former Manager under the internalization agreement, and other associated costs incurred as part of the Internalization, were recorded within restructuring charges on the consolidated statements of comprehensive income (loss) with a corresponding liability recorded within other liabilities on the consolidated balance sheets. See Note 14 - Restructuring Charges for further details.
Recently Issued and/or Adopted Accounting Standards
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board, or FASB, issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022, using a prospective application on all eligible contract modifications. The Company has loan agreements, and debt agreements that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU No. 2020-06. The intention of ASU No. 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU No. 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021, and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. There will be no impact to the Company’s consolidated financial statements upon adoption of ASU 2020-06.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2021, and December 31, 2020:

	December 31, 2021
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,781,771	$1,048	$14,006	$3,796,825
Unamortized (discount) premium	(70)	—	—	(70)
Unamortized net deferred origination fees	(14,550)	—	—	(14,550)
Allowance for credit losses	(38,719)	(1,048)	(1,130)	(40,897)
Carrying value	$3,728,432	$—	$12,876	$3,741,308
Unfunded commitments	$403,584	$—	$—	$403,584
Number of loans	103	1	1	105
Weighted average coupon	4.5%	13.0%	8.0%	4.5%
Weighted average years to maturity (2)	1.1	3.9	5.1	1.1

	December 31, 2020
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,915,833	$2,366	$14,235	$3,932,434
Unamortized (discount) premium	(75)	—	—	(75)
Unamortized net deferred origination fees	(17,890)	—	—	(17,890)
Allowance for credit losses	(60,130)	(2,366)	(4,170)	(66,666)
Carrying value	$3,837,738	$—	$10,065	$3,847,803
Unfunded commitments	$503,726	$—	$—	$503,726
Number of loans	101	1	1	103
Weighted average coupon	5.1%	13.0%	8.0%	5.1%
Weighted average years to maturity (2)	1.1	4.9	6.1	1.1
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

(dollars in thousands)	December 31, 2021		December 31, 2020
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,703,951	45.5%	$1,720,705	44.7%
Multifamily	1,061,434	28.4%	910,557	23.7%
Hotel	464,816	12.4%	646,869	16.8%
Retail	341,834	9.1%	332,218	8.6%
Industrial	118,564	3.2%	196,677	5.1%
Other	50,709	1.4%	40,777	1.1%
Total	$3,741,308	100.0%	$3,847,803	100.0%

(dollars in thousands)	December 31, 2021		December 31, 2020
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$917,029	24.5%	$1,028,584	26.8%
Southwest	836,955	22.4%	802,233	20.8%
West	658,429	17.6%	682,236	17.7%
Midwest	637,784	17.0%	712,675	18.5%
Southeast	691,111	18.5%	622,075	16.2%
Total	$3,741,308	100.0%	$3,847,803	100.0%
At December 31, 2021, and December 31, 2020, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.7 billion and $3.8 billion, respectively, as collateral under repurchase facilities, an asset-specific financing facility, a term financing facility and securitized debt obligations. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the year ended December 31, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$3,847,803	$4,226,212
Originations, additional fundings, upsizing of loans and capitalized deferred interest	834,461	372,859
Repayments	(960,330)	(486,422)
Transfers to loans held-for-sale	—	(210,452)
Net discount accretion (premium amortization)	5	13
Increase in net deferred origination fees	(9,766)	(3,642)
Amortization of net deferred origination fees	13,106	15,901
Benefit from (provision for) credit losses	16,029	(66,666)
Balance at end of period	$3,741,308	$3,847,803

Allowance for Credit Losses
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and the related unfunded commitments, the Company continues to use a third party licensed probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect the ongoing impact of the COVID-19 pandemic on the overall U.S. economy and commercial real estate markets generally. Those macroeconomic forecasts have been improving, including expectations for overall economic output and values of real estate properties. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, loan to value ratio, or LTV, remaining contractual loan term, property type and others. In

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
certain instances, for loans with unique risk and credit characteristics, the Company may instead elect to employ different methods to estimate an allowance for credit losses that also conform to ASU 2016-13 and related guidance.
As of December 31, 2021, the Company recognized an allowance for credit losses related to its loans held-for-investment of $40.9 million, which reflected a write-off of $(9.7) million on a loan held-for-investment and a benefit from provision for credit losses of $16.0 million for the year ended December 31, 2021. The benefit from provision for credit losses reflects the continued general improvement in the overall performance of the investment portfolio, loan repayments, and current expectations for further moderate improvement in macroeconomic conditions.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s consolidated balance sheets. As of December 31, 2021, the Company recognized $1.5 million in other liabilities related to the allowance for credit losses on unfunded commitments and recorded a benefit from provision for credit losses of $4.0 million for the year ended December 31, 2021, mainly related to the release of a $3.2 million allowance for credit losses related to unfunded commitments on the office loan that had previously been deemed to be collateral-dependent and for which the unfunded commitments were deemed to be unlikely to be funded, given the loan’s delinquent status as of December 31, 2021. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income (loss) on the Company’s consolidated statements of comprehensive income (loss).
The following table presents the changes for the year ended December 31, 2021, and 2020 in the allowance for credit losses on loans held-for-investment:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$66,666	$16,692
(Benefit from) provision for credit losses	(16,029)	49,974
Write-off	(9,740)	—
Balance at end of period	$40,897	$66,666

Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status.
During the year ended December 31, 2021, the Company resolved the nonaccrual status of a senior loan secured by a mixed-use office and retail property in New York City with an unpaid principal balance of $22.0 million and carrying value of $17.8 million. The Company received all interest that was previously due in the amount of approximately $1.6 million, which was recorded in interest income on the Company’s consolidated statements of comprehensive income (loss). Given these facts and the Company’s expectations for the loan to be performing in accordance with the terms of the loan agreement, the loan was reinstated to accrual status.
During the year ended December 31, 2021, the Company resolved a senior loan that had an outstanding unpaid principal balance of $68.1 million. The loan had been placed on nonaccrual status during the year ended December 31, 2021. The Company recognized a write-off of $(9.7) million on the discounted payoff of the loan.
As of December 31, 2021, the Company had two senior loans with a total unpaid principal balance of $168.1 million and carrying value of $145.4 million that were held on nonaccrual status. No other loans were considered past due as of December 31, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the year ended December 31, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Nonaccrual loan carrying value at beginning of period	$17,835	$—
Addition of nonaccrual loan carrying value	$203,668	$17,835
Removal of nonaccrual loan carrying value	$(76,133)	$—
Nonaccrual loan carrying value at end of period	$145,370	$17,835
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of December 31, 2021, and December 31, 2020:

(dollars in thousands)	December 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	9	$245,939	$245,042	6	$183,369	$182,730
2	58	2,002,008	1,983,615	50	1,863,590	1,847,332
3	25	747,631	739,343	29	1,055,782	1,026,662
4	11	633,153	627,938	17	762,636	732,310
5	2	168,094	145,370	1	67,057	58,769
Total	105	$3,796,825	$3,741,308	103	$3,932,434	$3,847,803
As of December 31, 2021, the weighted average risk rating of the Company’s portfolio was 2.6, weighted by unpaid principal balance, versus 2.7 as of December 31, 2020. The moderate improvement in the portfolio’s average risk rating year-over-year reflects originations of new loans, the ongoing economic and market recovery from the COVID-19 pandemic, the advancement of business plans for the collateral properties, and the resulting improvement in the performance of the properties securing the Company’s loan portfolio, which resulted in risk rating upgrades in the portfolio during the year ended December 31, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment as of December 31, 2021, and 2020 by risk rating and year of origination:

	December 31, 2021
(dollars in thousands)	Origination Year
Risk Rating	2021	2020	2019	2018	2017	2016	Prior	Total
1	$—	$—	$136,138	$75,592	$—	$33,312	$—	$245,042
2	$623,992	$90,381	$828,432	$347,173	$12,877	$31,872	$48,888	$1,983,615
3	$45,062	$59,186	$147,214	$242,662	$153,732	$68,012	$23,475	$739,343
4	$—	$—	$260,672	$74,808	$173,081	$—	$119,377	$627,938
5	$—	$—	$—	$99,515	$45,855	$—	$—	$145,370
Total	$669,054	$149,567	$1,372,456	$839,750	$385,545	$133,196	$191,740	$3,741,308

	December 31, 2020
(dollars in thousands)	Origination Year
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
1	$—	$18,291	$75,190	$55,706	$33,543	$—	$182,730
2	$75,707	$1,014,194	$472,491	$194,625	$35,999	$54,316	$1,847,332
3	$12,377	$395,160	$304,104	$247,120	$67,901	$—	$1,026,662
4	$42,163	$110,202	$242,200	$194,317	$—	$143,428	$732,310
5	$—	$58,769	$—	$—	$—	$—	$58,769
Total	$130,247	$1,596,616	$1,093,985	$691,768	$137,443	$197,744	$3,847,803
During the year ended December 31, 2021, the Company entered into a loan modification related to a retail asset located in Pasadena, CA, which is classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments due to the collateral property’s cash flows and operating performance being adversely affected by the ongoing effects of the COVID-19 pandemic. This loan had also been previously modified. At December 31, 2021, this first mortgage loan had an outstanding principal balance of $114.1 million and was assigned a risk rating of “5”. The Company determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, this loan was assessed individually, and the Company elected to apply a practical expedient in accordance with ASU 2016-13. At December 31, 2021, the Company recorded an allowance for credit loss of $14.1 million on this loan based on the Company’s estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date and required significant judgment. Additionally, during the year ended December 31, 2021, the Company placed this loan on nonaccrual status and reversed $0.3 million of interest income. This loan’s maturity date has passed without the loan being paid off. The Company is evaluating, and at any given time may be pursuing, a variety of potential options with respect to the resolution of this loan which, among others, may include a foreclosure, negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
During the year ended December 31, 2021, a first mortgage loan with a principal balance of $54.0 million collateralized by an office property located in Washington, D.C., was downgraded to a risk rating of “5,” as a result of the collateral property’s operating performance being adversely affected by the ongoing office leasing market challenges related to the COVID-19 pandemic. During the year ended December 31, 2021, the Company entered into a loan modification related to this asset which included, among other changes, a reallocation of certain loan reserve accounts. This loan had also been modified previously. The Company determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, this loan was assessed individually, and the Company elected to apply a practical expedient in accordance with ASU 2016-13. At December 31, 2021, the Company recorded an allowance for credit loss of $8.0 million on this loan based on the Company’s estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date and required significant judgment. Additionally, during the year ended December 31, 2021, the Company placed this loan on nonaccrual status and reversed $0.8 million of interest income. The loan’s maturity date of October 9, 2021, has passed without the loan being paid off. The Company is evaluating, and at any given time may be pursuing, a variety of potential options with respect to the resolution of this loan which, among others, may include a foreclosure, a negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s consolidated balance sheets as of December 31, 2021, and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Loans held-for-investment	$2,257,768	$1,200,479
Allowance for credit losses	(16,904)	(15,914)
Loans held-for-investment, net	2,240,864	1,184,565
Restricted cash	10,377	62,804
Other assets	14,803	8,563
Total Assets	$2,266,044	$1,255,932
Securitized debt obligations	$1,677,619	$927,128
Other liabilities	1,816	1,092
Total Liabilities	$1,679,435	$928,220

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
The following table details our CRE CLO securitized debt obligations:

(in thousands)	December 31, 2021			December 31, 2020
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets	$621,409	$613,504	L+3.7%	$—	$—	N/A
Financing provided	502,564	498,117	L+1.7%	—	—	N/A
GPMT 2021-FL3 CRE CLO
Collateral assets (2)	768,850	763,607	L+3.9%	—	—	N/A
Financing provided	630,818	629,049	L+1.7%	—	—	N/A
GPMT 2019-FL2 CRE CLO
Collateral assets	617,119	605,831	L+4.1%	762,228	750,185	L+ 3.4%
Financing provided	446,849	445,920	L+1.8%	653,835	650,908	L+ 1.6%
GPMT 2018-FL1 CRE CLO
Collateral assets	270,722	268,322	L+5.0%	442,517	434,380	L+ 4.2%
Financing provided	104,532	104,532	L+2.8%	276,118	276,220	L+ 1.8%
Total
Collateral assets	$2,278,100	$2,251,264	L+4.0%	$1,204,745	$1,184,565	L+ 3.7%
Financing provided	$1,684,763	$1,677,618	L+1.8%	$929,953	$927,128	L+ 1.7%
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
(2)Includes $10.4 million of restricted cash as of December 31, 2021.

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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of December 31, 2021, and December 31, 2020:

	December 31, 2021
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2022	$230,982	$269,018	$500,000	$382,017	2.2%
Goldman Sachs Bank USA (3)	July 13, 2023	81,227	168,773	250,000	111,811	2.6%
JPMorgan Chase Bank	June 28, 2022	104,215	345,785	450,000	188,838	2.3%
Citibank	January 9, 2023	202,944	297,056	500,000	285,767	1.8%
Wells Fargo Bank (4)	June 28, 2022	57,917	42,083	100,000	86,409	2.3%
Total/Weighted Average		$677,285	$1,122,715	$1,800,000	$1,054,842
Asset-specific financings:
CIBC Bank USA	Term Matched	$43,622	$106,378	$150,000	$56,129	1.8%
Term financing facility:
Goldman Sachs Bank USA (5)	February 14, 2025	$127,145	$—	$127,145	$329,256	3.7%

	December 31, 2020
(in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2021	$435,719	$164,281	$600,000	$657,066	2.3%
Goldman Sachs Bank USA	May 2, 2021	395,990	104,010	500,000	593,625	2.5%
JPMorgan Chase Bank	June 28, 2022	361,797	88,203	450,000	536,758	2.5%
Citibank	January 9, 2023	386,049	113,951	500,000	504,236	1.8%
Wells Fargo Bank	June 28, 2021	129,320	145,680	275,000	185,282	2.1%
Total/Weighted Average		$1,708,875	$616,125	$2,325,000	$2,476,967
Asset-specific financings:
CIBC Bank USA	Term Matched	$123,091	$26,909	$150,000	$152,929	2.5%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of December 31, 2021, the Company retained an option to increase the maximum facility capacity amount up to $600 million, subject to customary terms and conditions.
(3)As of December 31, 2021, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of December 31, 2021, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
(5)Amount outstanding includes unamortized debt issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
At December 31, 2021, and December 31, 2020, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	December 31, 2021
(dollars in thousands)	Repurchase Facilities	Asset-Specific Financings	Term Financing Facility (1)	Total Amount Outstanding
2022	$393,114	$43,622	$—	$436,736
2023	284,171	—	—	284,171
2024	—	—	—	—
2025	—	—	127,145	127,145
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$677,285	$43,622	$127,145	$848,052

	December 31, 2020
(dollars in thousands)	Repurchase Facilities	Asset-Specific Financings	Term Financing Facility (1)	Total Amount Outstanding
2021	$961,030	82,768	$—	$1,043,798
2022	361,797	40,323	—	402,120
2023	386,048	—	—	386,048
2024	—	—	—	—
2025	—	—	—	—
Thereafter	—	—	—	—
Total	$1,708,875	$123,091	$—	$1,831,966
__________________
(1)Amount outstanding includes unamortized debt issuance costs.

The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at December 31, 2021, and December 31, 2020:

	December 31, 2021				December 31, 2020
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$230,982	$155,446	15%	0.49	$435,719	$230,815	25%	0.49
JPMorgan Chase Bank	104,215	87,103	9%	0.49	361,797	187,282	20%	1.50
Goldman Sachs Bank USA	81,227	31,852	3%	1.53	395,990	203,297	22%	0.33
Citibank	202,944	85,631	8%	1.02	386,049	124,913	13%	2.02
Wells Fargo Bank	57,917	29,320	3%	0.49	129,320	57,483	6%	0.49
Total	$677,285	$389,352			$1,708,875	$803,790
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2021:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2021, the Company’s unrestricted cash was $191.9 million, while 5.0% of the Company’s recourse indebtedness was $31.6 million.
•Tangible net worth must be greater than the sum of (i) 75.0% of the Company’s tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after June 28, 2017, which calculates to $865.7 million. As of December 31, 2021, the Company’s tangible net worth was $1.1 billion
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of December 31, 2021, the Company’s target asset leverage ratio was 66.5% and the Company’s total leverage ratio was 73.8%.
•Minimum interest coverage must be greater than 1.5:1.0. As of December 31, 2021, the Company’s minimum interest coverage was 1.8:1.0
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of our business. The Company intends to continue to operate in a manner which complies with all of its financial covenants.
Note 6. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2021, the notes had a conversion rate of 51.9943 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2021, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of December 31, 2021, and December 31, 2020, was $272.9 million and $271.3 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the Convertible Senior Notes:

	Year Ended December 31,
(in thousands)	2021	2020
Cash coupon	$16,475	$16,475
Amortization of issuance costs	1,692	1,617
Total interest expense	$18,167	$18,092

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table details the carrying value of the Convertible Senior Notes:
December 2022 Convertible Senior Notes

	Year Ended December 31,
(in thousands)	2021	2020
Principal outstanding	$143,750	$143,750
Less: Unamortized issuance costs	(875)	(1,774)
Net carrying value	$142,875	$141,976

October 2023 Convertible Senior Notes

	Year Ended December 31,
(in thousands)	2021	2020
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(1,533)	(2,326)
Net carrying value	$130,067	$129,274

Note 7. Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock
Senior Secured Term Loan Facilities
On September 25, 2020, the Company, as a guarantor, and certain of its subsidiaries, as borrowers, entered into a five-year senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC, or PIMCO, providing for up to $300.0 million of senior secured term loan facilities. On September 28, 2020, the Company borrowed $225.0 million under the initial term loan facility. The Company chose not to borrow the remaining $75.0 million of commitments under the senior secured term loan facilities, which were available to it on a delayed draw basis until September 25, 2021. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025.
The loans outstanding under the term loan facilities are non-amortizing and may be voluntarily repaid, in whole or in part, at any time, subject to certain prepayment premiums if they are repaid prior to September 25, 2023.
On December 9, 2021, the Company prepaid $75.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $79.9 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, the Company realized a charge on early extinguishment of debt of approximately $(8.9) million, or $(0.17) per share, comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs.
Subsequent to December 31, 2021, on February 16, 2022, the Company prepaid an additional $50.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $53.0 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, the Company realized a charge on early extinguishment of debt of approximately $(5.8) million, or $(0.11) per basic share, comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs.
Warrants to Purchase Shares of Common Stock
In connection with the senior secured term loan facilities, on September 25, 2020, the Company issued warrants to purchase up to 6.066 million shares of the Company’s common stock, $0.01 par value per share to certain investment vehicles managed by PIMCO.
On September 25, 2021, the warrantholders forfeited unvested warrants exercisable for 1,516,455 shares of common stock because the Company chose not to borrow the $75.0 million of delayed draw commitments available under the senior secured term loan facilities. On September 30, 2021, the Company settled warrants to purchase approximately 1.06 million shares of common stock at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $7.5 million. On October 4, 2021, the Company settled the remaining warrants to purchase approximately 3.49 million shares of common stock at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $24.7 million. The Company currently has no warrants outstanding.

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
The table below summarizes the net carrying amount of the senior secured term loan facilities:

	Year Ended December 31,
(in thousands)	2021	2020
Principal outstanding	$150,000	$225,000
Less: Unamortized debt discount and issuance costs	(10,120)	(18,552)
Net carrying value	$139,880	$206,448
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
The senior secured term loan credit agreement also contains financial covenants that are substantially similar to the financial covenants under the Company’s repurchase facilities, asset-specific financing facility and term financing facility. If the Company fails to meet or satisfy any of the covenants in accordance with the senior secured term loan credit agreement and is unable to obtain a waiver or other suitable relief from the lenders, the Company would be in default and the Company’s lenders could elect to declare outstanding amounts due and payable. The Company was in compliance with all of its financial covenants as of December 31, 2021.
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of December 31, 2021, the Company held $2.0 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $5.0 million as of December 31, 2020. In addition, as of December 31, 2021, the Company held $10.4 million in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs, compared to $62.8 million as of December 31, 2020.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2021, and December 31, 2020, that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$191,931	$261,419
Restricted cash	12,362	67,774
Total cash, cash equivalents and restricted cash	$204,293	$329,193

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Recurring Fair Value
As of December 31, 2021, and December 31, 2020, the Company held no assets or liabilities measured at fair value on a recurring basis.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from the application of allowances for collateral-dependent assets under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. For collateral-dependent loans that are identified as impaired, the Company measures allowance for credit losses by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the respective loan. To estimate the fair value of the underlying collateral the Company may (i) use certain valuation techniques which, among others, may include a discounted cash flow method of valuation, or (ii) by obtaining a third-party independent assessment of value such as an appraisal or other opinion of value. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
During the year ended December 31, 2021, the Company assigned a risk rating of “5” to two of its loans held-for-investment during the quarterly risk rating process. As of December 31, 2021, these two loans have an aggregate outstanding principal balance of $168.1 million, and an aggregate carrying value of $145.4 million. The Company recorded a CECL reserve on these two assets based on its estimation of the fair value of each loan’s underlying property collateral, less costs to sell, as of December 31, 2021. These loans held-for-investment are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of these loans held-for-investment include the exit capitalization rate and discount rate assumptions used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.50% to 7.00%, and from 7.00% to 9.50%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior secured term loan facilities at the carrying value thereof as of December 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2021, and December 31, 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,741,308	$3,771,216	$3,847,803	$3,867,286
Cash and cash equivalents	$191,931	$191,931	$261,419	$261,419
Restricted cash	$12,362	$12,362	$67,774	$67,774
Liabilities
Repurchase facilities	$677,285	$677,285	$1,708,875	$1,708,875
Securitized debt obligations	$1,677,619	$1,681,514	$927,128	$916,701
Asset-specific financings	$43,622	$43,622	$123,091	$123,091
Term financing facility	$127,145	$127,145	$—	$—
Convertible senior notes	$272,942	$278,554	$271,250	$257,411
Senior secured term loan facilities	$139,880	$139,880	$206,448	$206,448
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2021:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual is required as of December 31, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of December 31, 2021, and December 31, 2020, the Company had unfunded loan commitments of $403.6 million and $503.7 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans, which have a weighted average future funding period of approximately one to two years. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies, generally, and the U.S. commercial real estate market, specifically, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
As of December 31, 2021, the Company recognized $1.5 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 11. Preferred Stock
Temporary Equity
The Company’s 10% cumulative redeemable preferred stock ranks senior to the rights of holders of the Company’s common stock, but junior to all other classes or series of preferred stock that has been issued and may be issued in the future. The holders of the preferred stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the preferred stock. Such dividends accrue on a daily basis and are cumulative from and including the initial issue date of the preferred stock.
The Company has the option at any time after five years from the initial issue date of June 28, 2017, to redeem the preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any preferred stockholder, repurchase the holder’s preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends.
During each of the years ended December 31, 2021, and 2020, the Company declared dividends to the preferred stockholder of $100,000.
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of Series A preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third party investors for proceeds of $0.1 million. The 500 preferred shares of Series A preferred stock retained by the Company are eliminated in the Company’s consolidated statements of changes in equity and the 125 shares sold to third-party investors are shown in the Company’s consolidated statements of changes in equity as non-controlling interests.
Issuance of 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock
On November 30, 2021, and December 10, 2021, the Company received total net proceeds of $110.5 million from the issuance of the 4,596,500 shares of Series A Preferred Stock, or the Initial Series A Preferred Stock Shares, after deducting the underwriting discount of $3.6 million and issuance costs of $0.8 million. The Company used the net proceeds from the offering to partially prepay the senior secured term loan facilities and for general corporate purposes. The Series A Preferred Stock is currently listed on the NYSE under the symbol “GPMT PrA.”
Subsequent to December 31, 2021, on January 18, 2022, and February 8, 2022, the Company received total net proceeds of $87.4 million from the issuance of the 3,633,000 additional shares of Series A Preferred Stock, or the Additional Series A Preferred Stock Shares, after deducting the underwriting discount of $2.9 million and issuance costs of $0.5 million. The Company plans to use the net proceeds from this offering for general corporate purposes.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Holders of the Series A Preferred Stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.00% per annum of the $25.00 liquidation preference. The first dividend on the Initial Series A Preferred Stock Shares was payable on January 18, 2022, and covered the period from, and including, November 30, 2021, to, but not including, January 15, 2022, and was in the amount of $0.15069 per share. The first dividend on the Additional Series A Preferred Stock Shares is payable on April 15, 2022, and will cover the period from, and including, January 15, 2022, to, but not including, April 15, 2022, and will be in the amount of $0.4375 per share.
The Series A Preferred Stock has a liquidation preference of $25.00 per share. When, as, and if authorized by the Company’s board of directors and declared by the Company, dividends on Series A Preferred Stock are payable on the 15th of April, July, October and January of each year at a rate per annum equal to 7.00% per annum of the $25.00 per share liquidation preference. Dividends on the Series A Preferred Stock are cumulative.
On and after November 30, 2026, the Company, at its option, upon not fewer than 30 days’ nor more than 60 days’ written notice, may redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon to, but excluding, the date fixed for redemption.
Upon the occurrence of a Change of Control event, the company, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A Preferred Stock, in whole or in part, within 120 days on or after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date, without interest. If, prior to the Change of Control Conversion Date, we have provided notice of our election to redeem some or all of the shares of Series A Preferred.
Holders of Series A Preferred Stock will not have any voting rights except as set forth in the Articles Supplementary.
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock from December 31, 2018, through December 31, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.25
September 15, 2021	October 1, 2021	October 19, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
			$1.00
2020
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
			$0.65
2019
December 18, 2019	December 31, 2019	January 17, 2020	$0.42
September 18, 2019	October 3, 2019	October 18, 2019	$0.42
June 20, 2019	July 5, 2019	July 19, 2019	$0.42
March 20, 2019	April 1, 2019	April 18, 2019	$0.42
			$1.68

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Share Repurchases
On December 16, 2021, the Company announced that its board of directors increased the Company’s share repurchase program to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the year ended December 31, 2021, the Company repurchased 1,301,612 shares of its common stock at a weighted average price of $13.65 per share for an aggregate cost of $17.8 million. As of December 31, 2021, there remained 2,698,388 shares authorized for repurchase. No shares were repurchased during the year ended December 31, 2020.
The Company has also authorized the repurchase of shares of restricted common stock granted to employees and directors for tax withholding purposes. During the year ended December 31, 2021, the Company repurchased from employees and directors 115,053 shares of its common stock for an aggregate cost of $1.2 million. No shares were repurchased for tax withholding purposes during the year ended December 31, 2020.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of December 31, 2021, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the years ended December 31, 2021, and 2020.
Warrants to Purchase Common Stock
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for details on warrants to purchase shares of the Company’s common stock.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A preferred stock from December 31, 2018, through December 31, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 16, 2021	December 31, 2021	January 18, 2022	$0.15069
Note 13. Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan, or the Plan, permits the granting of restricted common stock, phantom shares, or restricted stock units, both non-performance based, or RSUs, and performance-based, or PSUs, dividend equivalent rights and other equity-based awards to employees, directors, officers, advisors, consultants and other personnel. As of December 31, 2021, the Company had 2,225,991 shares of common stock available for future issuance under the Plan.
The Company accounts for equity-based awards under ASC 718 - Compensation - Stock Compensation, which requires the Company to expense the cost of services received in exchange for equity-based awards based on the grant-date fair value of the awards. This expense is recognized ratably over the requisite service period following the date of grant. The fair value of awards of the Company’s restricted common stock and RSUs is typically equivalent to the closing stock price on the grant date. The unrecognized compensation cost relating to such awards is recognized as an expense over the awards’ remaining vesting periods.
As of December 31, 2021, there was $0.7 million of total unrecognized compensation cost for awards of restricted common stock that will be recognized over the grants’ remaining weighted average vesting period of 1.1 years. For the year ended December 31, 2021, the Company recognized $7.6 million of compensation expense associated with these awards, compared to $5.3 million and $4.8 million for the year ended December 31, 2020, and 2019, respectively, within compensation and benefits expense on the consolidated statements of income (loss).

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
As of December 31, 2021, there was $5.5 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.9 years. For the year ended December 31, 2021, the Company recognized $4.3 million of compensation expense associated with these awards within compensation and benefits expense on the consolidated statements of income (loss). The Company did not recognize any compensation expense associated with grants of RSUs in any period prior to January 1, 2021.
Awards of PSUs have a three-year cliff vesting with the number of performance-based stock units vesting at the end of the three-year period based upon the Company’s absolute and relative “core” return on average equity, or Core ROAE, performance, as set in the applicable award agreements. More specifically, between 0% and 200% of the target number of units may vest at the end of the performance period based (i) 50% against the predetermined internal Company performance goal for Core ROAE and (ii) 50% against the Company’s performance ranking for Core ROAE among a group of commercial mortgage REIT peer companies. The commercial mortgage REIT peer group includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
As of December 31, 2021, there was $3.9 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.5 years. For the year ended December 31, 2021, the Company recognized $1.0 million of compensation expense associated with these awards within compensation and benefits expenses on the consolidated statements of income (loss). The Company did not recognize any compensation expense associated with grants of PSUs in any period prior to January 1, 2021.
The following table summarizes the grants, vesting and forfeitures of restricted common stock, RSUs and PSUs for the year ended December 31, 2021:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2018	321,134	—	—	$18.04
Granted	277,107	—	—	19.31
Vested	(136,870)	—	—	(18.20)
Forfeited	—	—	—	—
Outstanding at December 31, 2019	461,371	—	—	$18.75
Granted	367,489	403,903	—	12.81
Vested	(243,713)	—	—	(18.74)
Forfeited	(15,612)	—	—	(18.68)
Outstanding at December 31, 2020	569,535	403,903	—	$14.93
Granted	—	564,415	347,896	11.43
Vested	(189,820)	(31,078)	—	(12.74)
Forfeited	(115,053)	(3,957)	—	(16.16)
Outstanding at December 31, 2021	264,662	933,283	347,896	12.48
Below is a summary of restricted stock, RSU and PSU vesting dates as of December 31, 2021:

Vesting Year	Restricted Stock	RSUs	PSUs	Total Awards
2022	172,077	218,034	—	390,111
2023	92,585	173,187	347,896	613,668
2024	—	173,194	—	173,194
2025	—	368,868	—	368,868
Total	264,662	933,283	347,896	1,545,841
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains and does not engage in prohibited transactions. For the year

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
ended December 31, 2021, and 2020, the Company did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and, consequently, the Company accrued an excise tax of $0.3 million and $0.6 million, respectively. As of December 31, 2021, the Company distributed 100% of its REIT taxable income for the taxable year ended December 31, 2020, in part with dividends paid in 2021, and has complied with all requirements to continue to qualify as a REIT. The Company intends to distribute 100% of its REIT taxable income for the taxable year ending December 31, 2021, in part with dividends paid in 2022, and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
The Company’s taxable income before dividend distributions differs from its pre-tax net income for GAAP purposes primarily due to differences in timing between GAAP and tax accounting related to restructuring charges and provision for credit losses. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company assumes it will retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates for the year ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31,
	2021		2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$14,394	21%	$(8,368)	21%	$14,744	21%
State taxes, net of federal benefit, if applicable	—	—%	—	—%	—	—%
Permanent differences in taxable income from GAAP net income	(404)	(1%)	(57)	—%	(150)	—%
Dividends paid deduction	(13,798)	(20%)	9,018	(23%)	(14,598)	(21%)
Provision for (benefit from) income taxes/ Effective Tax Rate	$192	—%	$593	(2%)	$(4)	—%

The Company’s permanent differences in taxable income from GAAP net income (loss) attributable to common stockholders in the year ended December 31, 2021, 2020 and 2019 were primarily due to a recurring difference in compensation expense related to restricted stock dividends.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of, or during, the periods presented in these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
(in thousands, except share data)	2021	2020	2019
Numerator:
Net income (loss) attributable to common stockholders - basic	$67,560	$(40,539)	$70,114
Interest expense attributable to convertible notes	—	—	—
Net income (loss) attributable to common stockholders - diluted	$67,560	$(40,539)	$70,114
Denominator:
Weighted average common shares outstanding	54,282,018	54,580,046	52,615,977
Weighted average restricted stock shares	311,481	576,436	471,418
Basic weighted average shares outstanding	54,593,499	55,156,482	53,087,395
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	335,571	—	—
Effect of dilutive shares issued in an assumed conversion of PSUs as additional shares	—	—	—
Diluted weighted average shares outstanding	54,929,070	55,156,482	53,087,395
Earnings (loss) per share
Basic	$1.24	$(0.73)	$1.32
Diluted	$1.23	$(0.73)	$1.32

For the years ended December 31, 2021, 2020 and 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $18.2 million, $18.1 million and $18.0 million, respectively, of interest expense and 14,065,946, 13,717,782 and 13,670,796, respectively, of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the conversion of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the year ended December 31, 2021, an additional 335,571 weighted-average unvested RSUs were included in the dilutive earnings per share denominator. For the year ended December 31, 2020, no additional weighted-average unvested RSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. The Company did not have any RSUs outstanding as of December 31, 2019.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the conversion of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the year ended December 31, 2021, no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. The Company did not have any PSUs outstanding as of December 31, 2020, and 2019.
Note 16. Related Party Transactions
Prior to the Internalization, the Company paid the Former Manager a base management fee equal to 1.5% of the Company’s equity on an annualized basis. The Company incurred $15.8 million and 14.9 million, respectively, in management fees for the years ended December 31, 2020, and 2019, respectively. The Company did not incur a management fee for the year ended December 31, 2021, because the Company was not managed by the Former Manager during the period as a result of the Internalization.
In addition, incentive fees, if earned, were payable to the Former Manager. No incentive fees were incurred for the years ended December 31, 2021, and 2020. The Company incurred $0.2 million as an incentive fee to the Former Manager for the year ended December 31, 2019.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Prior to the Internalization, the Company reimbursed the Former Manager for certain direct and allocated costs incurred by the Former Manager on behalf of the Company. During the years ended December 31, 2020, and 2019, these direct and allocated costs totaled approximately $12.3 million and $11.7 million, respectively. No direct and allocated costs were incurred by the Former Manager on behalf of the Company during the year ended December 31, 2021, because the Company was not managed by the Former Manager during the period as a result of the Internalization.
The Company recognized $7.6 million, $5.3 million and $4.8 million of compensation during the years ended December 31, 2021, 2020 and 2019, related to equity incentive awards issued to the Company’s personnel and the Company’s independent directors pursuant to the Plan. See Note 17 - Equity Incentive Plan for additional information.
The terms of these transactions may have been different had they been transacted with an unrelated third-party.
Note 17. Subsequent Events
Events subsequent to December 31, 2021 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements other than as discussed below.
On January 18, 2022, and February 8, 2022, the Company issued a total of 3,633,000 additional shares of its Series A Preferred Stock. See Note 11 – Preferred Stock for additional details.
On February 16, 2022, the Company prepaid an additional $50.0 million of borrowings under the senior secured term loan facilities. See Note 7 – Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for additional details.

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2021
(dollars in thousands)

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Senior Loans (1)
Mixed-Use/Southwest	L +	4.15%	4/2022	IO	$—	$120,000	$119,378	$—
Office/West	L +	3.24%	11/2022	IO	—	92,997	92,350	—
Retail/West	L +	3.34%	7/2021	IO	—	114,128	99,516	114,128
Multifamily/Midwest	L +	2.75%	1/2024	IO	—	95,408	94,612	—
Office/Midwest	L +	2.80%	8/2022	IO	—	92,731	92,086	—
Mixed-Use/Northeast	L +	3.75%	1/2024	IO	—	77,599	76,902	—
Office/Midwest	L +	3.69%	8/2022	IO	—	80,782	80,211	—
Office/Southeast	L +	2.55%	11/2022	IO	—	84,971	84,182	—
Industrial/West	L +	3.25%	2/2023	IO	—	63,443	63,032	—
Mixed-Use/Southwest	L +	2.69%	7/2022	IO	—	81,415	80,893	—
Mixed-Use/Southeast	L +	3.36%	10/2022	IO	—	76,846	76,235	—
Office/Southeast	L +	4.25%	6/2022	IO	—	68,158	68,012	—
Hotel/Southwest	L +	4.45%	12/2022	IO	—	71,495	70,696	—
Office/Northeast	L +	2.80%	12/2022	IO	—	50,201	49,747	—
Multifamily/Southwest	L +	3.00%	7/2024	IO	—	60,531	59,688	—
Office/Southwest	L +	3.00%	10/2022	IO	—	60,200	60,063	—
Office/Southwest	L +	2.90%	12/2022	IO	—	56,288	56,129	—
Multifamily/West	L +	3.15%	10/2024	IO	—	51,000	50,430	—
Office/Northeast	L +	3.30%	7/2022	IO	—	51,393	51,261	—
Office/Northeast	L +	4.07%	10/2021	IO	—	53,966	45,855	53,966
Mixed-Use/Northeast	L +	3.40%	11/2024	IO	—	46,580	45,863	—
Office/Southeast	L +	4.32%	7/2024	IO	—	46,624	46,104	—
Hotel/Midwest	L +	5.00%	10/2024	IO	—	46,059	45,062	—
Hotel/Southeast	L +	3.30%	3/2023	IO	—	45,087	43,473	—
Office/Midwest	L +	3.25%	4/2022	IO	—	35,885	35,762	—
Office/Northeast	L +	3.73%	5/2022	P&I	—	48,980	48,888	—
Office/Southeast	L +	3.70%	11/2024	IO	—	44,115	43,512	—
Office/Northeast	L +	3.69%	7/2024	IO	—	45,361	44,747	—
Hotel/West	L +	3.60%	7/2022	IO	—	46,000	45,885	—
Multifamily/Southwest	L +	3.16%	9/2024	IO	—	45,448	44,562	—
Multifamily/Southwest	L +	3.13%	9/2022	IO	—	45,410	45,215	—
Office/West	L +	3.30%	10/2024	IO	—	37,778	37,204	—
Mixed-Use/Northeast	L +	3.20%	5/2022	IO	—	41,856	41,632	—
Multifamily/Midwest	L +	4.24%	11/2022	IO	—	42,433	41,380	—
Mixed-Use/Northeast	L +	4.38%	1/2023	IO	—	37,945	37,784	—
Office/Northeast	L +	2.93%	10/2022	IO	—	31,988	31,872	—
Multifamily/Southeast	L +	3.28%	7/2024	IO	—	24,198	23,860	—
Office/Northeast	L +	3.18%	6/2022	IO	—	34,804	34,747	—
Hotel/Northeast	L +	3.70%	7/2022	IO	—	36,198	36,014	—

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Mixed-Use/West	L +	3.60%	12/2022	IO	—	35,793	35,595	—
Industrial/Northeast	L +	2.85%	5/2022	IO	—	30,299	30,236	—
Multifamily/Southeast	L +	3.28%	10/2023	IO	—	33,510	33,254	—
Office/Southeast	L +	3.42%	3/2023	IO	—	15,970	15,713	—
Office/Southwest	L +	5.35%	5/2022	IO	—	31,295	31,278	—
Office/West	L +	2.75%	10/2022	IO	—	25,038	24,987	—
Multifamily/Midwest	L +	2.92%	1/2023	IO	—	32,065	31,068	—
Office/Southwest	L +	4.40%	5/2022	IO	—	29,837	29,726	—
Office/West	L +	3.15%	10/2022	IO	—	26,118	25,984	—
Office/West	L +	2.80%	3/2023	IO	—	27,581	27,350	—
Multifamily/Southwest	L +	2.90%	7/2024	IO	—	28,845	28,698	—
Office/Northeast	-	5.11%	3/2026	P&I	—	33,460	33,312	—
Hotel/Midwest	L +	4.07%	7/2022	IO	—	28,745	28,520	—
Multifamily/Southeast	L +	3.18%	11/2024	IO	—	28,400	28,016	—
Multifamily/Southwest	L +	3.15%	11/2024	IO	—	32,200	31,819	—
Office/Northeast	L +	2.97%	4/2022	IO	—	27,984	27,929	—
Office/Northeast	L +	3.32%	8/2022	IO	—	24,052	24,010	—
Multifamily/Southwest	L +	2.80%	8/2022	IO	—	31,199	31,095	—
Multifamily/Midwest	L +	2.75%	12/2022	IO	—	31,120	30,989	—
Mixed-Use/Northeast	L +	4.07%	5/2022	IO	—	30,995	30,341	—
Office/Southeast	L +	4.00%	5/2022	P&I	—	29,215	28,953	—
Multifamily/Southeast	L +	3.22%	7/2024	IO	—	29,701	29,408	—
Office/West	L +	3.18%	11/2022	IO	—	19,079	18,935	—
Multifamily/Southwest	L +	2.97%	2/2022	IO	—	26,901	26,873	—
Hotel/Midwest	L +	3.90%	12/2022	IO	—	27,500	27,321	—
Multifamily/Northeast	L +	4.10%	7/2022	IO	—	27,250	27,146	—
Hotel/West	L +	3.83%	8/2022	IO	—	24,000	23,977	—
Office/Northeast	L +	2.90%	2/2022	IO	—	24,446	24,399	—
Multifamily/Southeast	L +	3.15%	8/2022	IO	—	26,319	26,033	—
Office/Southeast	L +	2.95%	7/2022	IO	—	22,451	22,421	—
Hotel/Southwest	L +	5.13%	1/2022	IO	—	26,000	25,826	—
Multifamily/Northeast	L +	4.00%	5/2023	IO	—	24,367	24,293	—
Industrial/Southeast	L +	3.15%	11/2025	IO	—	25,650	25,297	—
Mixed-Use/Northeast	L +	3.87%	10/2022	IO	—	22,019	21,660	—
Multifamily/Southwest	L +	2.66%	8/2022	IO	—	23,900	23,753	—
Office/West	L +	3.30%	1/2025	IO	—	16,700	16,441	—
Hotel/Midwest	L +	4.07%	4/2022	P&I	—	24,714	23,475	—
Hotel/Northeast	L +	4.90%	9/2022	P&I	—	21,635	21,479	—
Multifamily/West	L +	3.18%	10/2024	IO	—	22,477	22,155	—
Other/Midwest	L +	3.86%	12/2024	IO	—	20,400	20,154	—
Office/Midwest	L +	3.00%	8/2022	IO	—	19,248	19,202	—
Multifamily/Southwest	L +	3.50%	6/2024	IO	—	15,404	15,180	—
Office/West	L +	2.95%	8/2022	IO	—	20,000	19,914	—
Office/Southeast	L +	4.05%	3/2022	IO	—	23,000	22,984	—
Retail/Southeast	L +	4.21%	7/2022	IO	—	17,856	17,635	—

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Hotel/Northeast	L +	4.21%	10/2022	IO	—	22,315	22,095	—
Multifamily/Midwest	L +	4.05%	5/2022	IO	—	22,235	22,190	—
Other/Northeast	L +	4.50%	6/2022	IO	—	21,500	21,382	—
Office/Southwest	L +	3.24%	4/2022	IO	—	19,251	19,154	—
Multifamily/Southeast	L +	3.25%	8/2024	IO	—	20,176	19,911	—
Multifamily/Midwest	L +	2.93%	4/2022	IO	—	20,797	20,715	—
Mixed-Use/Southeast	L +	2.90%	6/2022	IO	—	19,920	19,847	—
Multifamily/Northeast	L +	3.24%	5/2024	IO	—	19,963	19,831	—
Multifamily/Southeast	L +	3.99%	6/2024	IO	—	16,428	16,260	—
Mixed-Use/Northeast	L +	4.77%	2/2022	IO	—	17,610	17,560	—
Office/West	L +	3.20%	12/2022	IO	—	16,604	16,557	—
Multifamily/Southwest	L +	4.29%	4/2022	IO	—	18,700	18,655	—
Multifamily/Southwest	L +	3.40%	2/2022	IO	—	18,285	18,277	—
Office/Northeast	L +	4.77%	8/2022	IO	—	14,490	14,393	—
Multifamily/Midwest	L +	3.35%	6/2025	IO	—	13,500	13,303	—
Office/West	L +	3.75%	2/2022	IO	—	11,528	11,484	—
Office/Northeast	L +	3.96%	7/2022	IO	—	11,679	11,651	—
Office/West	L +	3.65%	9/2024	IO	—	13,970	13,758	—
Multifamily/Midwest	L +	2.99%	9/2022	IO	—	11,781	11,731	—
Mezzanine Loans
Hotel/West		8.00%	2/2027	P&I	40,000	14,006	12,876	—
Hotel/Northeast		13.00%	11/2025	P&I	59,000	1,048	—	—
Total loans held-for-investment					$99,000	$3,796,825	$3,741,308	$168,094
______________________________________________________________________________________________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Based on contractual maturity date as of December 31, 2021. Certain commercial mortgage loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.
(3)Principal and interest, or P&I; Interest-only, or IO. Certain commercial mortgage loans labeled as P&I are non-amortizing until a specific date when they begin amortizing P&I, as stated in the loan agreements.
(4)Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens.
(5)As of December 31, 2021, the aggregate tax basis of the Company’s loans held-for-investment was $3.8 billion.

For the activity within our loan portfolio during the year ended December 31, 2021, see Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 71 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.

Opinion on Internal Control over Financial Reporting
We have audited Granite Point Mortgage Trust Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Granite Point Mortgage Trust Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 25, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Items 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE AND BOARD MATTERS,” and “SECURITY OWNERSHIP AND REPORTS--Delinquent Section 16(a) Reports” (if applicable) in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2022.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to information to be set forth under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION” and “COMPENSATION COMMITTEE REPORT” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 3: GRANITE POINT MORTGAGE TRUST INC. 2022 EQUITY INCENTIVE PLAN” and “SECURITY OWNERSHIP AND REPORTING” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information to be set forth under the captions “CERTAIN RELATIONSHIPS AND TRANSACTIONS” and “CORPORATE GOVERNANCE AND BOARD MATTERS—Director Independence” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2022.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--Audit and Non-Audit Fees” and “--Audit Services Pre-Approval Policy” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 70 through 77 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 107 through 109 of this Annual Report on Form 10-K.
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
1.1
Equity Distribution Agreement, dated as of November 21, 2018, by and among Granite Point Mortgage Trust Inc., JMP Securities LLC and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2018).

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

3.4
Articles Supplementary to Articles of Amendment and Restatement of Granite Point Mortgage Trust Inc. designating the shares of 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form 8-A filed with the SEC on November 30, 2021).

3.5
Articles Supplementary to Articles of Amendment and Restatement of Granite Point Mortgage Trust Inc. designating additional shares of 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2022).

4.1
Specimen Common Stock Certificate of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

4.2
Specimen 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed with the SEC on November 30, 2021).

4.3
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

4.5
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

4.8	Description of registrant’s securities (filed herewith).
10.1*
Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan (includes restricted stock award agreement) (incorporated by reference to Exhibit 10.3 of Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

10.2*
Form of Restricted Stock Unit Agreement for Executive Officers (December 31, 2020 – 5 year vesting) (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.3*	Form of Restricted Stock Unit Agreement for Executive Officers (Annual) (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.4*
Form of Performance Stock Unit Agreement for Executive Officers (2021-2023) (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.5*	Form of Performance Stock Unit Agreement for Executive Officers (Annual) (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

Exhibit Number	Exhibit Index
10.6	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.7	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.8*
Form of Amended and Restated Indemnification Agreement to be entered into by and between Granite Point Mortgage Trust Inc. and certain officers and directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).

10.9
Granite Point Mortgage Trust Inc. Director Compensation Policy effective as of January 1, 2021 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.10
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

10.13
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

10.14
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

10.16
Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 25. 2021, by and between Morgan Stanley Bank, N.A., as buyer, and GP Commercial MS LLC, as seller, and acknowledged and agreed to by Granite Point Mortgage Trust Inc., as guarantor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).

10.17
Ninth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 14. 2021, by and between Morgan Stanley Bank, N.A., as buyer, and GP Commercial MS LLC, as seller, and acknowledged and agreed to by Granite Point Mortgage Trust Inc., as guarantor (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.18
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC (now known as GP Commercial JPM LLC) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.19
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

10.21
Amendment No. 3 to Master Repurchase Agreement, dated as of August 23, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

Exhibit Number	Exhibit Index
10.22
Amendment No. 4 to Master Repurchase Agreement, dated as of December 13, 2019, by and between JPMorgan Chase Bank, National Association, and GP Commercial JPM LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.23
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

10.24
Amendment No. 6 to Master Repurchase Agreement and Amendment No. 3 to Amended and Restated Guarantee Agreement, dated as of September 25, 2020, among JPMorgan Chase Bank, National Association, as buyer, and GP Commercial JPM LLC, as seller, and acknowledged and agreed to by Granite Point Mortgage Trust Inc., as guarantor (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.25
Amendment No. 7 to Master Repurchase Agreement, dated as of September 29, 2021, among JPMorgan Chase Bank, National Association, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial JPM LLC, as seller (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

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

10.33
Seventh Amendment to Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of July 13, 2021, by and between Goldman Sachs Bank USA, as buyer, and GP Commercial GS LLC, as seller, and acknowledged and agreed to by Granite Point Mortgage Trust Inc., as guarantor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.34
Master Repurchase Agreement, dated as of June 28, 2017, by and between Citibank, N.A. and GP Commercial CB LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.35
First Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of February 28, 2019, by and among GP Commercial CB LLC, Citibank, N.A., and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.36
Second Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of July 15, 2019, by and between Citibank, N.A., and GP Commercial CB LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2019).

Exhibit Number	Exhibit Index
10.37
Third Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of January 9, 2020, by and between Citibank, N.A., and GP Commercial CB LLC and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2020).

10.38
Fourth Amendment to Master Repurchase Agreement and Second Amendment to Guaranty, dated as of September 25, 2020, among Citibank, N.A., as purchaser, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial CB LLC, as seller (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.39
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

10.41
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

10.42
Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Securities Contract and Second Amendment to Guarantee Agreement, dated as of June 25, 2021, by and between Wells Fargo Bank, National Association, as buyer, and GP Commercial WF LLC, as seller (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).

10.43
Amendment No. 4 to Amended and Restated Master Repurchase Agreement and Securities Contract and Second Amendment to Guarantee Agreement, dated as of January 28, 2022, by and between Wells Fargo Bank, National Association, as buyer, and GP Commercial WF LLC, as seller, and acknowledged by Granite Point Mortgage Trust Inc., as guarantor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2022).

10.44
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

10.51
First Amendment to Guaranty, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.52
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.53
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

Exhibit Number	Exhibit Index
10.54
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

10.55
Indenture, dated as of May 9, 2018, by and among GPMT 2018-FL1, Ltd., GPMT 2018-FL1 LLC, GPMT Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.56
Preferred Share Paying Agency Agreement, dated as of May 9, 2018, by and among GPMT 2018-FL1, Ltd., Wells Fargo Bank, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.57
Collateral Interest Purchase Agreement, dated as of May 9, 2018, by and among GPMT Seller LLC, GPMT 2018-FL1, Ltd. and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.58
Servicing Agreement, dated as of May 9, 2018, by and among, GPMT 2018-FL1, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC, Trimont Real Estate Advisors, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.59
Indenture, dated as of February 28, 2019, by and among GPMT 2019-FL2, Ltd., GPMT 2019-FL2 LLC, GPMT Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.60
Preferred Share Paying Agency Agreement, dated as of February 28, 2019, among GPMT 2019-FL2, Ltd., Wells Fargo Bank, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.61
Collateral Interest Purchase Agreement, dated as of February 28, 2019, among GPMT Seller LLC, GPMT 2019-FL2, Ltd., and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.62
Collateral Management Agreement, dated as of February 28, 2019, between GPMT 2019-FL2, Ltd., and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.63
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

10.65*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Marcin Urbaszek (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.66*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Steven Plust (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.67*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Stephen Alpart (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.68*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Peter Morral (incorporated by reference to Exhibit 10.64 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.69
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

10.70
Guaranty, dated as of February 4, 2021, by Granite Point Mortgage Trust Inc., as guarantor, for the benefit of Goldman Sachs Bank USA, as Class A Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

Exhibit Number	Exhibit Index
10.71
Indenture, dated as of May 14, 2021, by and among GPMT 2021-FL3, Ltd., GPMT 2021-FL3 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.72
Preferred Share Paying Agency Agreement, dated as of May 14, 2021, among GPMT 2021-FL3, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.73
Collateral Interest Purchase Agreement, dated as of May 14, 2021, among GPMT Seller LLC, GPMT 2021-FL3, Ltd., Granite Point Mortgage Trust Inc. and, solely as to section 4(k) thereof, GPMT CLO REIT LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.74
Servicing Agreement, dated as of May 14, 2021, by and among GPMT 2021-FL3, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC, Trimont Real Estate Advisors, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.75
Indenture, dated as of November 16, 2021, by and among GPMT 2021-FL4, Ltd., GPMT 2021-FL4 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.76
Preferred Share Paying Agency Agreement, dated as of November 16, 2021, among GPMT 2021-FL4, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.77
Collateral Interest Purchase Agreement, dated as of November 16, 2021, among GPMT Seller LLC, GPMT 2021-FL4, Ltd., Granite Point Mortgage Trust Inc. and, solely as to section 4(k) thereof, GPMT CLO REIT LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.78
Collateral Management Agreement, dated as of November 16, 2021, between GPMT 2021-FL4, Ltd. and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.79
Servicing Agreement, dated as of November 16, 2021, by and among GPMT 2021-FL4, Ltd., GPMT Collateral Manager LLC, Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC and Trimont Real Estate Advisors, LLC (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

21.1	Subsidiaries of registrant. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
101	Financial statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101. (filed herewith)
____________________
*    Management contract or compensatory plan, contract or arrangement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	February 25, 2022	By:	/s/ John A. Taylor
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

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2022
John A. Taylor

/s/ Marcin Urbaszek	Chief Financial Officer (principal accounting and financial officer)	February 25, 2022
Marcin Urbaszek

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 25, 2022
Stephen G. Kasnet

/s/ Devin Chen	Director	February 25, 2022
Devin Chen

/s/ Tanuja M. Dehne	Director	February 25, 2022
Tanuja M. Dehne

/s/ W. Reid Sanders	Director	February 25, 2022
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	February 25, 2022
Hope B. Woodhouse