Form 10-Q
period 2022-03-31
Granite Point Mortgage Trust Inc.
filed 2022-05-10
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 9, 2022, there were 53,855,577 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Loans held-for-investment	$3,784,624	$3,782,205
Allowance for credit losses	(34,154)	(40,897)
Loans held-for-investment, net	3,750,470	3,741,308
Cash and cash equivalents	148,162	191,931
Restricted cash	105,972	12,362
Accrued interest receivable	11,142	10,716
Other assets	31,067	32,201
Total Assets (1)	$4,046,813	$3,988,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$748,555	$677,285
Securitized debt obligations	1,631,991	1,677,619
Asset-specific financings	43,622	43,622
Term financing facility	127,303	127,145
Convertible senior notes	273,369	272,942
Senior secured term loan facilities	93,589	139,880
Dividends payable	17,395	14,406
Other liabilities	21,495	21,436
Total Liabilities (1)	2,957,319	2,974,335
Commitments and Contingencies (see Note 10)
10.00% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 8,280,000 shares authorized and 8,229,500 and 4,596,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	46
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 53,855,577 and 53,789,465 shares issued and outstanding, respectively	539	538
Additional paid-in capital	1,213,274	1,125,241
Cumulative earnings	176,154	171,518
Cumulative distributions to stockholders	(301,680)	(284,285)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	1,088,369	1,013,058
Non-controlling interests	125	125
Total Equity	$1,088,494	$1,013,183
Total Liabilities and Stockholders’ Equity	$4,046,813	$3,988,518
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At March 31, 2022, and December 31, 2021, assets of the VIEs totaled $2,231,292 and $2,266,044, respectively, and liabilities of the VIEs totaled $1,634,241 and $1,679,435, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans held-for-investment	$47,298	$54,039
Cash and cash equivalents	23	100
Total interest income	47,321	54,139
Interest expense:
Repurchase facilities	5,008	8,951
Securitized debt obligations	9,732	4,617
Convertible senior notes	4,546	4,518
Term financing facility	1,373	2,122
Asset-specific financings	282	877
Senior secured term loan facilities	2,868	5,280
Total interest expense	23,809	26,365
Net interest income	23,512	27,774
Other (loss) income:
(Provision for) benefit from credit losses	(3,688)	9,119
Loss on extinguishment of debt	(5,791)	—
Fee income	493	—
Total other (loss) income	(8,986)	9,119
Expenses:
Compensation and benefits	5,816	5,460
Servicing expenses	1,461	1,316
Other operating expenses	2,614	2,127
Total expenses	9,891	8,903
Income before income taxes	4,635	27,990
Benefit from income taxes	(1)	(1)
Net income	4,636	27,991
Dividends on preferred stock	3,625	25
Net income attributable to common stockholders	$1,011	$27,966
Basic earnings per weighted average common share	$0.02	$0.51
Diluted earnings per weighted average common share	$0.02	$0.45
Weighted average number of shares of common stock outstanding:
Basic	53,857,051	55,137,608
Diluted	53,961,497	71,834,396
Comprehensive income:
Net income attributable to common stockholders	$1,011	$27,966
Comprehensive income	$1,011	$27,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2020	55,205,082	552	—	—	1,058,298	—	103,165	(228,169)	933,846	—	933,846
Net income	—	—	—	—	—	—	27,991	—	27,991	—	27,991
Restricted stock forfeiture	(97,425)	(1)	—	—	(918)	—	—	—	(919)	—	(919)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	—	(25)	(25)	—	(25)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	—	(14,008)	(14,008)	—	(14,008)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	125	125
Non-cash equity award compensation	—	—	—	—	1,887	—	—	—	1,887	—	1,887
Balance, March 31, 2021	55,107,657	551	—	—	1,059,267	—	131,156	(242,202)	948,772	125	948,897

Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	—	171,518	(284,285)	1,013,058	125	1,013,183
Net income	—	—	—	—	—	—	4,636	—	4,636	—	4,636
Issuance of preferred stock, net of offering costs	—		3,633,000	36	87,485	—	—	—	87,521	—	87,521
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(798)	—	—	—	(798)	—	(798)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	—	(13,770)	(13,770)	—	(13,770)
Non-cash equity award compensation	135,151	1	—	—	2,170	—	—	—	2,171	—	2,171
Balance, March 31, 2022	53,855,577	539	8,229,500	82	1,213,274	—	176,154	(301,680)	1,088,369	125	1,088,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$4,636	$27,991
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(4,531)	(9,130)
Amortization of deferred debt issuance costs	3,839	2,989
Provision for (benefit from) credit losses	3,688	(9,119)
Loss on extinguishment of debt	3,291	—
Amortization of equity-based compensation	2,171	1,887
Proceeds received from deferred interest capitalized to loans held-for-investment	284	—
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(426)	96
Decrease in other assets	542	354
Increase (decrease) in other liabilities	(265)	2,061
Net cash provided by operating activities	13,229	17,129
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(170,091)	(37,258)
Proceeds from loan sales	43,714	—
Proceeds from repayment of loans held-for-investment	118,098	101,588
Increase in other assets, due from servicer on repayments of loans held-for-investment	(570)	—
Net cash (used in) provided by investing activities	(8,849)	64,330
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	108,429	8,966
Principal payments on repurchase facilities	(37,159)	(479,300)
Principal payments on securitized debt obligations	(47,267)	(2,142)
Repayment of senior secured term loan facilities	(50,000)	—
Proceeds from term financing facility	—	349,291
Payment of debt issuance costs	(35)	(2,535)
Contributions from non-controlling interests	—	125
Proceeds from issuance of preferred stock, net of offering costs	87,521	—
Tax withholding on restricted stock and RSUs	(1,622)	(918)
Dividends paid on preferred stock	(718)	(25)
Dividends paid on common stock	(13,688)	(25,024)
Net cash provided by (used in) financing activities	45,461	(151,562)
Net increase (decrease) in cash, cash equivalents and restricted cash	49,841	(70,103)
Cash, cash equivalents, and restricted cash at beginning of period	204,293	329,193
Cash, cash equivalents, and restricted cash at end of period	$254,134	$259,090
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$19,347	$21,926
Cash paid for taxes	$291	$610
Noncash Activities:
Dividends declared but not paid at end of period	$17,395	$14,033
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2022, and results of operations for all periods presented, have been made. The results of operations for the three months ended March 31, 2022 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term. As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. The longer-term macroeconomic effects on

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including those related to the collateral underlying certain of the Company’s loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2022, inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three months ended March 31, 2022.
Recently Issued and/or Adopted Accounting Standards
Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board, or FASB, issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to TDR. The new guidance deviates from TDR guidance as disclosures are now based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. As it relates to ASC 326-20 the Company is now allowed to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Entities are able to early adopt these amendments and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. The Company has not yet adopted this ASU and will continue to evaluate the effects of adoption.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference the London Interbank Offered Rate, or LIBOR, or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022, using a prospective application on all eligible contract modifications. The Company has loan agreements and debt agreements that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2022, and December 31, 2021:

	March 31, 2022
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,782,700	$697	$13,944	$3,797,341
Unamortized (discount) premium	(61)	—	—	(61)
Unamortized net deferred origination fees	(12,656)	—	—	(12,656)
Allowance for credit losses	(32,667)	(697)	(790)	(34,154)
Carrying value	$3,737,316	$—	$13,154	$3,750,470
Unfunded commitments	$372,333	$—	$—	$372,333
Number of loans	101	1	1	103
Weighted average coupon	4.6%	13.0%	8.0%	4.6%
Weighted average years to maturity (2)	1.0	3.6	4.8	1.0

	December 31, 2021
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,781,771	$1,048	$14,006	$3,796,825
Unamortized (discount) premium	(70)	—	—	(70)
Unamortized net deferred origination fees	(14,550)	—	—	(14,550)
Allowance for credit losses	(38,719)	(1,048)	(1,130)	(40,897)
Carrying value	$3,728,432	$—	$12,876	$3,741,308
Unfunded commitments	$403,584	$—	$—	$403,584
Number of loans	103	1	1	105
Weighted average coupon	4.5%	13.0%	8.0%	4.5%
Weighted average years to maturity (2)	1.1	3.9	5.1	1.1
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

(dollars in thousands)	March 31, 2022		December 31, 2021
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,674,127	44.6%	$1,703,951	45.5%
Multifamily	1,032,942	27.6%	1,061,434	28.4%
Hotel	466,030	12.4%	464,816	12.4%
Retail	346,821	9.2%	341,834	9.1%
Industrial	179,884	4.8%	118,564	3.2%
Other	50,666	1.4%	50,709	1.4%
Total	$3,750,470	100.0%	$3,741,308	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	March 31, 2022		December 31, 2021
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$928,822	24.7%	$917,029	24.5%
Southwest	820,034	21.9%	836,955	22.4%
West	663,818	17.7%	658,429	17.6%
Midwest	640,280	17.1%	637,784	17.0%
Southeast	697,516	18.6%	691,111	18.5%
Total	$3,750,470	100.0%	$3,741,308	100.0%
At March 31, 2022, and December 31, 2021, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.7 billion in both periods, as collateral under repurchase facilities, an asset-specific financing facility, a term financing facility and securitized debt obligations. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$3,741,308	$3,847,803
Originations, additional fundings, upsizing of loans and capitalized deferred interest	172,865	41,777
Repayments	(118,383)	(101,588)
Loan sales	(43,714)	—
Net discount accretion (premium amortization)	9	7
Increase in net deferred origination fees	(2,240)	(34)
Amortization of net deferred origination fees	3,989	4,638
(Provision for) benefit from credit losses	(3,364)	7,233
Balance at end of period	$3,750,470	$3,799,836

Allowance for Credit Losses
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and the related unfunded commitments, the Company continues to use a third party licensed probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, including the ongoing impact of the COVID-19 pandemic on the overall U.S. economy and commercial real estate markets generally. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, loan to value ratio, or LTV, remaining contractual loan term, property type and others. As part of the quarterly review of the portfolio, the Company assesses the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing the CECL reserve. In certain instances, for loans with unique risk and credit characteristics, the Company may instead elect to employ different methods to estimate an allowance for credit losses that also conform to ASU 2016-13 and related guidance.
As of March 31, 2022, the Company recognized an allowance for credit losses related to its loans held-for-investment of $34.2 million, which reflects a write-off of $10.1 million on a loan held-for-investment and a total increase in the provision for credit losses of $3.4 million for the three months ended March 31, 2022. The increase of $3.4 million includes an additional $2.1 million of reserve on the loan prior to write-off. The remaining increase in the Company’s provision for credit losses was related to changes in the portfolio mix and implementing in its analysis a more conservative macroeconomic forecast driven by an elevated uncertainty for macroeconomic outlook due to inflationary pressures, continuing supply chain disruptions, interest rate volatility and other factors.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2022, the Company recognized $1.8 million in other liabilities related to the allowance for credit losses on unfunded commitments and recorded a provision for credit losses of $0.3 million for the three months ended March 31, 2022. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net income on the Company’s condensed consolidated statements of comprehensive income.
The following table presents the changes for the three months ended March 31, 2022, and 2021 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$40,897	$66,666
Provision for (benefit from) credit losses	3,364	(7,233)
Write-off	(10,107)	—
Balance at end of period	$34,154	$59,433

Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status.
During the three months ended March 31, 2022, the Company resolved a senior loan that had an outstanding unpaid principal balance of $54.0 million. The loan had been previously placed on nonaccrual status. The Company recognized a write-off of $10.1 million on the sale of the loan.
As of March 31, 2022, the Company had one senior loan with a total unpaid principal balance of $114.1 million and carrying value of $99.5 million that is held on nonaccrual status. No other loans were considered past due and no other loans were held on nonaccrual status as of March 31, 2022.
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Nonaccrual loan carrying value at beginning of period	$145,370	$—
Addition of nonaccrual loan carrying value	$11	$19,264
Removal of nonaccrual loan carrying value	$(45,854)	$—
Nonaccrual loan carrying value at end of period	$99,527	$19,264
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of March 31, 2022, and December 31, 2021:

(dollars in thousands)	March 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	10	$341,548	$340,122	9	$245,939	$245,042
2	62	2,147,019	2,129,438	58	2,002,008	1,983,615
3	21	659,843	652,376	25	747,631	739,343
4	9	534,803	529,007	11	633,153	627,938
5	1	114,128	99,527	2	168,094	145,370
Total	103	$3,797,341	$3,750,470	105	$3,796,825	$3,741,308
As of March 31, 2022, the weighted average risk rating of the Company’s portfolio was 2.5, weighted by unpaid principal balance, versus 2.6 as of December 31, 2021. The moderate improvement in the portfolio’s weighted average risk rating from the prior period reflects originations of new loans and advancement of business plans for the collateral properties, and the resulting improvement in the performance of the properties securing select loans within the Company’s loan portfolio, which resulted in risk rating upgrades of those loans the portfolio during the three months ended March 31, 2022.
The following table presents the carrying value of loans held-for-investment as of March 31, 2022, and December 31 2021, by risk rating and year of origination:

	March 31, 2022
(in thousands)	Origination Year
Risk Rating	2022	2021	2020	2019	2018	2017	Prior	Total
1	$—	$—	$—	$231,261	$75,644	$—	$33,217	$340,122
2	$129,381	$609,326	$139,746	$749,895	$407,861	$13,154	$80,075	$2,129,438
3	$—	$47,063	$16,614	$191,608	$152,696	$153,878	$90,517	$652,376
4	$—	$—	$—	$183,992	$52,973	$173,308	$118,734	$529,007
5	$—	$—	$—	$—	$99,527	$—	$—	$99,527
Total	$129,381	$656,389	$156,360	$1,356,756	$788,701	$340,340	$322,543	$3,750,470

	December 31, 2021
(in thousands)	Origination Year
Risk Rating	2021	2020	2019	2018	2017	2016	Prior	Total
1	—	—	136,138	75,592	—	33,312	—	$245,042
2	623,992	90,381	828,432	347,173	12,877	31,872	48,888	$1,983,615
3	45,062	59,186	147,214	242,662	153,732	68,012	23,475	$739,343
4	—	—	260,672	74,808	173,081	—	119,377	$627,938
5	—	—	—	99,515	45,855	—	—	$145,370
Total	$669,054	$149,567	$1,372,456	$839,750	$385,545	$133,196	$191,740	$3,741,308

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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Loans held-for-investment	$2,120,554	$2,257,768
Allowance for credit losses	(8,945)	(16,904)
Loans held-for-investment, net	2,111,609	2,240,864
Restricted cash	103,854	10,377
Other assets	15,829	14,803
Total Assets	$2,231,292	$2,266,044
Securitized debt obligations	$1,631,991	$1,677,619
Other liabilities	2,250	1,816
Total Liabilities	$1,634,241	$1,679,435

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
The following table details our CRE CLO securitized debt obligations:

(dollars in thousands)	March 31, 2022			December 31, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,439	$615,146	L+3.7%	$621,409	$613,504	L+3.7%
Financing provided	502,564	498,394	L+1.7%	502,564	498,117	L+1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	763,750	759,572	L+3.9%	768,850	763,607	L+3.9%
Financing provided	625,791	624,965	L+1.7%	630,818	629,049	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets (4)	576,765	574,111	L+4.1%	617,119	605,831	L+ 4.1%
Financing provided	405,567	405,058	L+1.9%	446,849	445,920	L+ 1.8%
GPMT 2018-FL1 CRE CLO
Collateral assets (5)	269,972	266,614	L+5.0%	270,722	268,322	L+ 5.0%
Financing provided	103,574	103,574	L+2.7%	104,532	104,532	L+ 2.8%
Total
Collateral assets	$2,231,926	$2,215,443	L+4.0%	$2,278,100	$2,251,264	L+ 4.0%
Financing provided	$1,637,496	$1,631,991	L+1.8%	$1,684,763	$1,677,618	L+ 1.8%
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
(2)Includes $19.8 million of restricted cash as of March 31, 2022. No restricted cash is included as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of March 31, 2022. Includes $10.4 million of restricted cash as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(4)Includes $84.1 million of restricted cash as of March 31, 2022. No restricted cash is included as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(5)No restricted cash is included as of March 31, 2022 and December 31, 2021. Yield on collateral assets is exclusive of restricted cash. On April 22, 2022, the Company repaid the remaining $103.6 of borrowings outstanding.

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
The Company’s asset-specific financing facility and term financing facility are also collateralized by loans held-for-investment. Neither facility contains mark-to-market provisions and both are generally term-matched to the underlying assets, not to exceed February 9, 2025, in the case of the term financing facility.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Subsequent to March 31, 2022, on April 22, 2022, the Company voluntarily repaid the term financing facility in whole without prepayment premium. In connection with this repayment, the Company incurred a charge on early extinguishment of debt of $(1.8) million or $(0.03) per share related to unamortized transaction costs.
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of March 31, 2022, and December 31, 2021:

	March 31, 2022
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2022	$213,864	$286,136	$500,000	$387,299	2.5%
Goldman Sachs Bank USA (3)	July 13, 2023	81,227	168,773	250,000	115,615	2.6%
JPMorgan Chase Bank	June 28, 2022	141,261	308,739	450,000	238,927	2.5%
Citibank	January 9, 2023	254,286	245,714	500,000	329,252	2.0%
Wells Fargo Bank (4)	June 28, 2022	57,917	42,083	100,000	86,691	2.5%
Total/Weighted Average		$748,555	$1,051,445	$1,800,000	$1,157,784
Asset-specific financings:
CIBC Bank USA	Term Matched	$43,622	$106,378	$150,000	$56,879	2.1%
Term financing facility:
Goldman Sachs Bank USA (5)	February 14, 2025	$127,303	$—	$127,303	$340,073	3.9%

	December 31, 2021
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2022	$230,982	$269,018	$500,000	$382,017	2.2%
Goldman Sachs Bank USA	July 13, 2023	81,227	168,773	250,000	111,811	2.6%
JPMorgan Chase Bank	June 28, 2022	104,215	345,785	450,000	188,838	2.3%
Citibank	January 9, 2023	202,944	297,056	500,000	285,767	1.8%
Wells Fargo Bank	June 28, 2022	57,917	42,083	100,000	86,409	2.3%
Total/Weighted Average		$677,285	$1,122,715	$1,800,000	$1,054,842
Asset-specific financings:
CIBC Bank USA	Term Matched	$43,622	$106,378	$150,000	$56,129	1.8%
Term financing facility:
Goldman Sachs Bank USA	February 14, 2025	$127,145	$—	$127,145	$329,256	3.7%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of March 31, 2022, the Company retained an option to increase the maximum facility capacity amount up to $600 million, subject to customary terms and conditions. Subsequent to March 31, 2022, the Company entered into a modification on the facility to increase the maximum facility capacity amount up to $600 million as well as extend the maturity date of the facility to June 28, 2023.
(3)As of March 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of March 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
(5)Amount outstanding includes unamortized debt issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At March 31, 2022, and December 31, 2021, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	March 31, 2022
(in thousands)	Repurchase Facilities	Asset-Specific Financings	Term Financing Facility (1)	Total Amount Outstanding
2022	$413,042	$43,622	$—	$456,664
2023	335,513	—	—	335,513
2024	—	—	—	—
2025	—	—	127,303	127,303
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$748,555	$43,622	$127,303	$919,480

	December 31, 2021
(in thousands)	Repurchase Facilities	Asset-Specific Financings	Term Financing Facility (1)	Total Amount Outstanding
2022	$393,114	43,622	$—	$436,736
2023	284,171	—	—	284,171
2024	—	—	—	—
2025	—	—	127,145	127,145
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$677,285	$43,622	$127,145	$848,052
__________________
(1)Amount outstanding includes unamortized debt issuance costs.

The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at March 31, 2022, and December 31, 2021:

	March 31, 2022				December 31, 2021
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$213,864	$176,090	16%	0.24	$230,982	$155,446	15%	0.49
JPMorgan Chase Bank	141,261	100,051	9%	0.24	104,215	87,103	9%	0.49
Goldman Sachs Bank USA	81,227	34,925	3%	1.28	81,227	31,852	3%	1.53
Citibank	254,286	77,477	7%	0.78	202,944	85,631	8%	1.02
Wells Fargo Bank	57,917	29,718	3%	0.24	57,917	29,320	3%	0.49
Total	$748,555	$418,261			$677,285	$389,352
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2022:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2022, the Company’s unrestricted cash was $148.2 million, while 5.0% of the Company’s recourse indebtedness was $29.6 million.
•Tangible net worth must be greater than the sum of (i) 75.0% of the Company’s tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after June 28, 2017, which calculates to $931.7 million. As of March 31, 2022, the Company’s tangible net worth was $1.1 billion
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of March 31, 2022, the Company’s target asset leverage ratio was 64.7% and the Company’s total leverage ratio was 72.4%.
•Minimum interest coverage must be greater than 1.5:1.0. As of March 31, 2022, the Company’s minimum interest coverage was 1.9:1.0.
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of our business. The Company intends to continue to operate in a manner which complies with all of its financial covenants.
Note 6. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2022, the notes had a conversion rate of 51.9943 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2022, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of March 31, 2022, and December 31, 2021, was $273.4 million and $272.9 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the Convertible Senior Notes:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash coupon	$4,119	$4,119
Amortization of issuance costs	427	399
Total interest expense	$4,546	$4,518

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

The following table details the carrying value of the Convertible Senior Notes:
December 2022 Convertible Senior Notes

(in thousands)	March 31, 2022	December 31, 2021
Principal outstanding	$143,750	$143,750
Less: Unamortized issuance costs	(647)	(875)
Net carrying value	$143,103	$142,875

October 2023 Convertible Senior Notes

(in thousands)	March 31, 2022	December 31, 2021
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(1,334)	(1,533)
Net carrying value	$130,266	$130,067

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
Subsequent to March 31, 2022, on April 28, 2022, and May 9 2022, in two $50.0 million installments, the Company prepaid the remaining $100.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $105.7 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, the Company realized a charge on early extinguishment of debt of approximately $(11.3) million, or $(0.21) per basic share, comprised of the prepayment penalty and a charge-off of unamortized discount including transaction costs.
Warrants to Purchase Shares of Common Stock
In connection with the senior secured term loan facilities, on September 25, 2020, the Company issued warrants to purchase up to 6.066 million shares of the Company’s common stock, $0.01 par value per share, to certain investment vehicles managed by PIMCO.
On September 25, 2021, the warrantholders forfeited unvested warrants exercisable for 1,516,455 shares of common stock because the Company chose not to borrow the $75.0 million of delayed draw commitments available under the senior secured

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
The table below summarizes the net carrying amount of the senior secured term loan facilities:

(in thousands)	March 31, 2022	December 31, 2021
Principal outstanding	$100,000	$150,000
Less: Unamortized debt discount and issuance costs	(6,411)	(10,120)
Net carrying value	$93,589	$139,880
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
The senior secured term loan credit agreement also contains financial covenants that are substantially similar to the financial covenants under the Company’s repurchase facilities, asset-specific financing facility and term financing facility. If the Company fails to meet or satisfy any of the covenants in accordance with the senior secured term loan credit agreement and is unable to obtain a waiver or other suitable relief from the lenders, the Company would be in default and the Company’s lenders could elect to declare outstanding amounts due and payable. The Company was in compliance with all of its financial covenants as of March 31, 2022.
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of March 31, 2022, the Company held $2.1 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $2.0 million as of December 31, 2021. In addition, as of March 31, 2022, the Company held $103.9 million in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs, compared to $10.4 million as of December 31, 2021.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$148,162	$191,931
Restricted cash	105,972	12,362
Total cash, cash equivalents and restricted cash	$254,134	$204,293

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
Recurring Fair Value
As of March 31, 2022, and December 31, 2021, the Company held no assets or liabilities measured at fair value on a recurring basis.
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
During the three months ended March 31, 2022, the Company maintained its risk rating of “5” on one of its loans held-for-investment during the quarterly risk rating process. As of March 31, 2022, the loan had an aggregate outstanding principal balance of $114.1 million, and an aggregate carrying value of $99.5 million. The Company recorded a CECL reserve on the asset based on its estimation of the fair value of the loan’s underlying property collateral, less costs to sell, as of March 31, 2022. This loan held-for-investment is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and is classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of this loan held-for-investment include the exit capitalization rate and discount rate assumptions used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.50% to 7.00%, and from 9.00% to 9.50%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2022. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior secured term loan facilities at the carrying value thereof as of March 31, 2022. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,750,470	$3,760,707	$3,741,308	$3,771,216
Cash and cash equivalents	$148,162	$148,162	$191,931	$191,931
Restricted cash	$105,972	$105,972	$12,362	$12,362
Liabilities
Repurchase facilities	$748,555	$748,555	$677,285	$677,285
Securitized debt obligations	$1,631,991	$1,619,729	$1,677,619	$1,681,514
Asset-specific financings	$43,622	$43,622	$43,622	$43,622
Term financing facility	$127,303	$127,303	$127,145	$127,145
Convertible senior notes	$273,369	$273,770	$272,942	$278,554
Senior secured term loan facilities	$93,589	$93,589	$139,880	$139,880

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2022:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of March 31, 2022.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of March 31, 2022, and December 31, 2021, the Company had unfunded loan commitments of $372.3 million and $403.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies, generally, and the U.S. commercial real estate market, specifically, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
As of March 31, 2022, the Company recognized $1.8 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 11. Preferred Stock
Temporary Equity
The Company’s 10% cumulative redeemable preferred stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, senior to the rights of holders of the Company’s common stock and on parity with the Company’s 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. The holders of the preferred stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the preferred stock. Such dividends accrue on a daily basis and are cumulative from and including the initial issue date of the preferred stock.

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
During each of the three months ended March 31, 2022, and 2021, the Company declared dividends to the preferred stockholder of $25,000.
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of Series A preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third party investors for proceeds of $0.1 million. The 500 preferred shares of Series A preferred stock retained by the Company are eliminated in the Company’s condensed consolidated statements of changes in equity and the 125 shares sold to third-party investors are shown in the Company’s condensed consolidated statements of changes in equity as non-controlling interests.
Issuance of 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock
On November 30, 2021, and December 10, 2021, the Company received total net proceeds of $110.5 million from the issuance of 4,596,500 shares of Series A Preferred Stock, or the Initial Series A Preferred Stock Shares, after deducting the underwriting discount of $3.6 million and issuance costs of $0.8 million. The Company used the net proceeds from the offering to partially prepay the senior secured term loan facilities and for general corporate purposes. The Series A Preferred Stock is currently listed on the NYSE under the symbol “GPMT PrA.”
On January 18, 2022, and February 8, 2022, the Company received total net proceeds of $87.5 million from the issuance of 3,633,000 additional shares of Series A Preferred Stock, or the Additional Series A Preferred Stock Shares, after deducting the underwriting discount of $2.9 million and issuance costs of $0.4 million. The Company plans to use the net proceeds from this offering for general corporate purposes.
The Series A Preferred Stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, senior to the rights of holders of the Company’s common stock and on parity with the Company’s 10% cumulative redeemable preferred stock. Holders of the Series A Preferred Stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.00% per annum of the $25.00 liquidation preference. The first dividend on the Initial Series A Preferred Stock Shares was payable on January 18, 2022, and covered the period from, and including, November 30, 2021, to, but not including, January 15, 2022, and was in the amount of $0.15069 per share. The first dividend on the Additional Series A Preferred Stock Shares is payable on April 15, 2022, and will cover the period from, and including, January 15, 2022, to, but not including, April 15, 2022, and will be in the amount of $0.4375 per share.
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
Upon the occurrence of a Change of Control event (as defined in the Articles Supplementary designating the Series A Preferred Stock, or the Articles Supplementary), the Company, at its option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A Preferred Stock, in whole or in part, within 120 days on or after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date, without interest.
Holders of Series A Preferred Stock will not have any voting rights except as set forth in the Articles Supplementary.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock from March 31, 2020, through March 31, 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2022
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.25
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.25
September 15, 2021	October 1, 2021	October 19, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
			$1.00
2020
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
			$0.65
Share Repurchases
On December 16, 2021, the Company announced that its board of directors increased the Company’s share repurchase authorization to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. No shares were repurchased during the three months ended March 31, 2022, and 2021. As of March 31, 2022, there remained 2,698,388 shares authorized for repurchase.
The Company has also authorized the repurchase of shares of restricted common stock granted to employees and directors for tax withholding purposes. During the three months ended March 31, 2022, and 2021, the Company repurchased from employees 69,039 and 97,425 shares of its common stock, respectively, for an aggregate cost of $0.8 million and $0.9 million, respectively.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of March 31, 2022, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three months ended March 31, 2022, and 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Warrants to Purchase Common Stock
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for details on warrants to purchase shares of the Company’s common stock.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A preferred stock from March 31, 2020, through March 31, 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 17, 2022	April 1, 2022	April 15, 2022	$0.43750
December 16, 2021	December 31, 2021	January 18, 2022	$0.15069
Note 13. Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan, or the Plan, permits the granting of restricted common stock, phantom shares, or restricted stock units, both non-performance based, or RSUs, and performance-based, or PSUs, dividend equivalent rights and other equity-based awards to employees, directors, officers, advisors, consultants and other personnel. As of March 31, 2022, the Company had 2,022,780 shares of common stock available for future issuance under the Plan.
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
As of March 31, 2022, there was $0.5 million of total unrecognized compensation cost for awards of restricted common stock that will be recognized over the grants’ remaining weighted average vesting period of 1.1 years. For the three months ended March 31, 2022, the Company recognized $0.2 million of compensation expense associated with these awards, compared to $0.8 million for three months ended March 31, 2021, within compensation and benefits expense on the condensed consolidated statements of income.
As of March 31, 2022, there was $9.7 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.9 years. For three months ended March 31, 2022, the Company recognized $1.3 million of compensation expense associated with these awards, compared to $0.8 million for three months ended March 31, 2021, within compensation and benefits expense on the condensed consolidated statements of income.
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
As of March 31, 2022, there was $7.0 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.8 years. For the three months ended March 31, 2022, the Company recognized $0.7 million of compensation expense associated with these awards, compared to $0.3 million for the three months ended March 31, 2021, within compensation and benefits expenses on the condensed consolidated statements of income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of restricted common stock, RSUs and PSUs for the three months ended March 31, 2022:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2021	264,662	933,283	347,896	$12.48
Granted	—	463,292	312,538	$11.84
Vested	(103,038)	(173,181)	—	$13.16
Forfeited	(69,039)	—	—	$18.87
Outstanding at March 31, 2022	92,585	1,223,394	660,434	$11.92
Below is a summary of restricted stock, RSU and PSU vesting dates as of March 31, 2022:

Vesting Year	Restricted Stock	RSUs	PSUs	Total Awards
2022	—	44,853	—	44,853
2023	92,585	327,610	347,896	768,091
2024	—	327,625	312,538	640,163
2025	—	523,306	—	523,306
Total	92,585	1,223,394	660,434	1,976,413
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. As of March 31, 2022, the Company distributed 100% of its REIT taxable income for the taxable years ended December 31, 2021, and 2020, in part with dividends paid in the subsequent year, and has complied with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands, except share data)	2022	2021
Numerator:
Net income attributable to common stockholders - basic	$1,011	$27,966
Interest expense attributable to convertible notes	—	4,501
Net income attributable to common stockholders - diluted	$1,011	$32,467
Denominator:
Weighted average common shares outstanding	53,705,195	54,730,951
Weighted average restricted stock shares	151,856	406,657
Basic weighted average shares outstanding	53,857,051	55,137,608
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	14,065,946
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	104,446	803,661
Effect of dilutive shares issued in an assumed exercise of warrants issued in conjunction with the senior secured term loan facilities	—	1,827,181
Diluted weighted average shares outstanding	53,961,497	71,834,396
Earnings per share
Basic	$0.02	$0.51
Diluted	$0.02	$0.45

For the three months ended March 31, 2022, excluded from the calculation of diluted earnings per share is the effect of adding back $4.5 million of interest expense and 14,065,946 of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the conversion of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended March 31, 2022, and 2021, an additional 104,446 and 803,661 weighted-average unvested RSUs, respectively, were included in the dilutive earnings per share denominator.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the conversion of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended March 31, 2022, no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. The Company did not have any PSUs outstanding as of March 31, 2021.
In conjunction with entering into the senior secured term loan credit agreement and the warrants described in Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the senior secured term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s condensed consolidated statements of cash flows. For the three months ended March 31, 2021, these adjustments totaled $0.2 million. Additionally, the computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming the exercise of warrants issued in conjunction with entering into the senior secured term loan credit agreement. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended March 31, 2021, the additional 1.8 million shares attributable to the warrants were included in the computation of diluted earnings per share. The Company did not have any warrants outstanding as of March 31, 2022.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 16. Subsequent Events
Events subsequent to March 31, 2022, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than as discussed below.
On April 22, 2022, the Company repaid the remaining $103.6 million of borrowings outstanding under the GPMT 2018-FL1 CRE CLO. See Note 4 – Variable Interest Entities and Securitized Debt Obligations for additional details.
On April 20, 2022, the Company entered into a modification on the Morgan Stanley Bank repurchase financing facility to increase the maximum facility capacity amount up to $600 million as well as extend the maturity date of the facility to June 28, 2023. See Note 5 – Secured Financing Agreements for additional details.
On April 22, 2022, the Company repaid the remaining $129.1 million of borrowings outstanding under the term financing facility with Goldman Sachs Bank USA. See Note 5 – Secured Financing Agreements for additional details.
On April 28, 2022, and May 9, 2022, in two $50.0 million installments, the Company repaid the remaining $100.0 million of borrowings outstanding under the senior secured term loan facilities. See Note 7 – Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2021.
Our Company
Granite Point Mortgage Trust Inc. is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We also operate our business in a manner intended to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We operate our business as one segment.
Recent Developments
COVID-19 Pandemic
As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. The longer-term macroeconomic effects of the COVID-19 pandemic on global supply chains, inflation, labor shortages and wage increases, as well as any potential fiscal and monetary policy responses, may continue to impact many industries, including those related to the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.
Interest Rates
Until recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds rate target range at 0.00% to 0.25% for much of 2020 and 2021. However, in March and May 2022, the Federal Reserve approved a 0.25% and a 0.50%, respectively, increase to its federal funds rate target range and indicated that, due to an increasing rate of inflation, it anticipates further increases in interest rates throughout 2022 and into 2023 and 2024. Additionally, driven by the shift in Federal Reserve interest rate policy, the general level of interest rates in the market has been increasing. The potential ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.
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
As of March 31, 2022, 95.4% of our loans by carrying value earned a floating rate of interest indexed to LIBOR, and 3.4% to SOFR. As of March 31, 2022, 95.2% of our outstanding financing arrangements (excluding our convertible notes and senior secured term loan financing facilities) bear interest indexed to LIBOR, and 4.8% to SOFR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. As of March 31, 2022, the one-month SOFR was 0.30% and one-month US LIBOR was 0.45%. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of the LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2021, under the caption “Risk Factors.” These risks may also be further heightened by the continued and evolving impact of the COVID-19 pandemic. Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
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

•economic impact of escalating global trade tensions, including the conflict between Russian and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions;
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
First Quarter 2022 Activity
Operating Results:
•GAAP net income attributable to common stockholders of $1.0 million, or $0.02 per basic share, reflecting a loss on early extinguishment of debt of $(5.8) million, an increase in CECL reserves of $(3.7) million, and other factors.
•Distributable Earnings of $2.6 million, or $0.05 per basic share, which excludes the $(3.7) million increase in CECL reserve, a $(2.2) million of non-cash equity compensation expense, the $(5.8) million loss on early extinguishment of debt and includes the $(10.1) million write-off on a loan sale, as further described below.
•Book value per share of common stock of $16.39 inclusive of $(0.67) per share of total CECL reserve.
•Declared aggregate common stock dividends of $13.8 million, or $0.25 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Originated 4 loans with total commitments of $142.4 million and total principal balance of $131.6 million.
•Funded $34.6 million of principal balance on prior loan commitments and $6.2 million of principal balance on upsizing of one loan.
•Realized loan repayments, a loan sale and principal amortization of $172.4 million, including a write-off of $10.1 million on the loan sale.
•Maintained a portfolio of 103 loan investments with a weighted-average stabilized loan to value ratio, or LTV, at origination of 63.2%, and a weighted-average all-in yield at origination of L/S+4.06.
•Collected 100% of contractual interest payments during the three months ended March 31, 2022, inclusive of loan modifications and one loan on nonaccrual status. Deferred, and added to the principal, $0.5 million of interest income related to certain loans that had been modified.
Corporate Financing Activity:
•Issued approximately 3.6 million shares of Series A Preferred Stock, generating net proceeds of $87.5 million and further expanding our permanent capital base.
•Repaid $50.0 million of borrowings under the senior secured term loan facilities.
Available Liquidity
•At March 31, 2022, we had unrestricted cash available for investments of $148.2 million, a portion of which is subject to certain liquidity covenants.

Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a U.S. generally accepted accounting principles, or GAAP, basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended March 31, 2022, we recorded GAAP earnings per basic share of $0.02, declared a cash dividend of $0.25 per share of common stock and reported Distributable Earnings of $0.05 per basic share. Our book value as of March 31, 2022, was $16.39 per share of common stock, inclusive of $(0.67) of total Current Expected Credit Loss, or CECL, reserve.
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

Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings per share and dividends declared per share:

	Three Months Ended
	March 31,
(in thousands, except share data)	2022	2021
Net income attributable to common stockholders	$1,011	$27,966
Weighted average number of common shares outstanding	53,857,051	55,137,608
Weighted average number of diluted shares outstanding	53,961,497	71,834,396
Basic earnings per basic common share	$0.02	$0.51
Diluted earnings per basic common share	$0.02	$0.45
Dividend declared per common share	$0.25	$0.25

Distributable Earnings
In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income as dividends. Distributable Earnings is intended to over time serve as a general, though imperfect, proxy for our taxable income. As such, Distributable Earnings is considered a key indicator of our ability to generate sufficient income to pay our common dividends, which is the primary focus of income-oriented investors who comprise a meaningful segment of our stockholder base. We believe providing Distributable Earnings on a supplemental basis to our net income and cash flow from operating activities, as determined in accordance with GAAP, is helpful to stockholders in assessing the overall run-rate operating performance of our business.
We use Distributable Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan portfolio and operations. For reporting purposes, we define Distributable Earnings as net income attributable to our stockholders, computed in accordance with GAAP, excluding: (i) non-cash equity compensation expenses; (ii) depreciation and amortization; (iii) any unrealized gains (losses) or other similar non-cash items that are included in net income for the applicable reporting period (regardless of whether such items are included in other comprehensive income or in net income for such period); and (iv) certain non-cash items and one-time expenses. Distributable Earnings may also be adjusted from time to time for reporting purposes to exclude one-time events pursuant to changes in GAAP and certain other material non-cash income or expense items approved by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three months ended March 31, 2022, we recorded a $(3.7) million provision for credit losses, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. Pursuant to our existing policy for reporting Distributable Earnings referenced above, during the three months ended March 31, 2022, we recorded a $(10.1) million write-off on loan sale, which we included in Distributable Earnings because we did not collect all amounts due at the time the loan was sold. During the three months ended March 31, 2022, we recorded a $(5.8) million loss on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time expenses pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.
Distributable Earnings does not represent net income or cash flow from operating activities and should not be considered as an alternative to GAAP net income, or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and, accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended
	March 31,
(in thousands, except share data)	2022	2021
Reconciliation of GAAP net income to Distributable Earnings:	(unaudited)
GAAP net income attributable to common stockholders	$1,011	$27,966
Adjustments for non-distributable earnings:
Provision for (benefit from) credit losses	3,688	(9,119)
Write-off on loan sale	(10,107)	—
Loss on extinguishment of debt	5,791	—
Non-cash equity compensation	2,171	1,887
Distributable Earnings	$2,554	$20,734
Distributable Earnings per basic share of common stock	$0.05	$0.38
Basic weighted average common shares - Distributable Earnings	53,857,051	55,137,608
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

	Three Months Ended
	March 31,
(in thousands, except share data)	2022	2021
Stockholders’ equity	$1,088,369	$948,897
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	—
Common stockholders’ equity	$882,631	$948,897
Shares:
Common stock	53,762,992	54,773,275
Restricted stock	92,585	334,382
Total outstanding	53,855,577	55,107,657
Book value per share of common stock	$16.39	$17.22
Book value per share as of March 31, 2022, includes the impact of an estimated allowance for credit losses of $(36.0) million, or $(0.67) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.

Portfolio Overview
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We place emphasis on diversifying our investment portfolio across geographical regions and local markets, property types, borrowers and loan structures. We do not limit our loan originations by geographical area or property type, so that we may develop a well-diversified investment portfolio.
Interest-earning assets include our 100% loan investment portfolio. At March 31, 2022, our portfolio was comprised of 103 loans, of which 101 were senior first mortgage loans totaling $4.2 billion of commitments with an unpaid principal balance of $3.8 billion, and two were subordinated loans totaling $14.6 million in commitments and unpaid principal balance. During the three months ended March 31, 2022, we collected 100% of the contractual interest payments that were due under our loan agreements, after taking into consideration certain loans that have been modified mainly due to the impact of the COVID-19 pandemic and one loan on nonaccrual status. At March 31, 2022, the weighted average risk rating of our loan portfolio was 2.5, weighted by total unpaid principal balance, as compared to 2.6 at December 31, 2021.
For the three months ended March 31, 2022, we originated 4 loans with a total loan commitment amount of $142.4 million, of which $131.6 million was funded at origination. Other loan fundings included $34.6 million of additional fundings made under existing loan commitments and $6.2 million of upsizing of a loan with an increase in the loan’s commitment of $11.3 million. Proceeds from loan repayments totaled $118.4 million, excluding the loan sale. We generated interest income of $47.3 million and incurred interest expense of $23.8 million, which resulted in net interest income of $23.5 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details.
The following table details our loan activity by unpaid principal balance for the three months ended March 31, 2022, and 2021:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Loan originations	$131,560	$—
Other loan fundings (1)	$40,772	$37,293
Deferred interest capitalized	$533	$4,484
Loan sales	$(43,859)	$—
Loan repayments (2)	$(118,383)	$(101,588)
Loan write-offs	$(10,107)	$—
Total loan activity, net	$516	$(59,811)
___________________
(1) Additional fundings made under existing loan commitments and upsizing of loans.
(2) Includes repayment of deferred interest capitalized.

The following table details overall statistics for our investment portfolio as of March 31, 2022:

(dollars in thousands)
Portfolio Summary
Number of loans	103
Total loan commitments	$4,169,674
Unpaid principal balance	$3,797,341
Unfunded loan commitments	$372,333
Carrying value	$3,750,470
Weighted-average cash coupon	L/S+3.48
Weighted-average all-in yield	L/S+4.06
Stabilized LTV at origination	63.2%

The following table provides detail of our portfolio as of March 31, 2022:

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/15	$120.0	$120.0	$118.7	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	93.0	92.5	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/18	114.1	114.1	99.5	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/19	111.1	98.3	97.7	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	92.8	91.5	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	12/18	96.5	81.0	79.9	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	07/19	94.0	80.8	79.7	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.8	85.7	85.2	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	01/20	81.9	67.0	66.6	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.7	81.4	81.2	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/19	76.8	76.8	75.8	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	12/16	71.8	68.6	68.4	L+4.25%	L+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	11/17	71.5	71.5	71.0	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/19	65.2	55.4	55.0	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	60.9	60.4	L+3.00%	L+3.39%	3.0	LA	Multifamily	68.8%	68.6%
Senior	09/19	60.2	60.2	60.1	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	57.1	56.9	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/21	55.5	51.0	50.4	L+3.15%	L+3.42%	3.0	CO	Multifamily	78.2%	74.7%
Senior	05/19	55.4	49.1	48.7	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	06/19	54.1	51.6	51.5	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	11/21	52.8	46.6	45.9	L+3.40%	L+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	46.7	46.3	L+4.32%	L+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	47.7	47.1	L+5.00%	L+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	02/20	50.2	45.5	45.0	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	35.9	35.8	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	03/22	49.9	46.9	46.2	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	12/15	48.2	48.2	48.1	L+3.73%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	08/19	48.2	44.5	43.8	L+3.70%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/21	46.4	45.4	45.0	L+3.69%	L+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	06/18	46.0	46.0	46.0	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/21	45.8	45.4	45.0	L+3.16%	L+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	08/18	45.7	45.7	45.6	L+3.33%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	09/21	44.3	38.0	37.6	L+3.30%	L+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	08/17	42.9	42.9	41.4	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	02/22	42.4	42.4	41.8	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	12/17	40.9	38.1	37.7	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	07/16	40.5	32.0	31.9	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	05/21	38.9	25.1	24.4	L+3.28%	L+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	34.8	34.8	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	11/18	37.1	36.0	35.9	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/19	36.5	33.7	33.5	L+3.28%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	07/19	36.2	36.2	36.0	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	03/20	34.9	17.0	16.6	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	05/17	34.8	31.3	31.3	L+5.35%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	10/19	34.4	25.1	25.1	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	12/18	34.2	32.5	31.9	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.8	29.7	L+4.40%	L+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	10/19	33.7	26.1	26.0	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	03/20	33.5	28.4	28.1	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	08/19	33.5	29.1	29.0	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	28.4	28.0	L+3.18%	L+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/16	33.3	33.3	33.2	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%

Senior	10/21	32.2	32.2	31.8	L+3.15%	L+3.43%	3.0	AR	Multifamily	63.1%	63.1%
Senior	03/19	32.1	28.1	28.1	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	28.0	28.0	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	06/18	32.0	27.3	27.2	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	08/19	31.7	31.4	31.4	L+2.80%	L+3.53%	3.0	LA	Multifamily	74.1%	72.4%
Senior	11/19	31.1	31.1	31.0	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	05/18	31.0	31.0	30.6	L+4.07%	L+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	05/17	30.6	29.1	29.0	L+4.00%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	06/21	30.5	30.0	29.7	L+3.22%	L+3.58%	3.0	GA	Multifamily	73.0%	65.8%
Senior	11/19	27.7	19.7	19.6	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.6	26.9	26.8	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	27.1	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	07/17	27.3	27.3	27.2	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	03/22	27.2	22.9	22.4	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	27.0	24.6	24.4	L+3.15%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	06/17	27.0	24.0	24.0	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	08/19	26.8	26.3	26.1	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	12/18	26.1	22.5	22.4	L+2.95%	L+3.43%	3.0	FL	Office	61.9%	65.5%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	25.9	24.6	24.2	L+4.00%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	10/21	25.7	25.7	25.3	L+3.15%	L+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	09/18	25.1	22.0	22.0	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.5	L+3.30%	L+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/17	24.5	21.5	21.5	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	09/21	24.4	22.5	22.3	L+3.18%	L+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	12/21	24.4	20.4	20.2	L+3.86%	L+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	10/15	24.1	24.1	22.1	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	07/19	24.0	19.7	19.7	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	05/21	23.3	15.8	15.6	L+3.50%	L+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/22	22.9	19.4	19.1	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	06/18	22.8	18.1	18.0	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	10/18	22.5	22.3	22.1	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	06/19	21.5	21.5	21.3	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	07/21	21.4	20.8	20.6	L+3.25%	L+3.63%	3.0	GA	Multifamily	77.0%	68.7%
Senior	03/19	21.0	20.8	20.7	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.9	19.9	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	20.6	17.4	17.1	L+3.99%	L+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	01/18	19.4	17.6	17.5	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	10/18	19.2	17.0	17.0	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	11/18	19.0	16.6	16.6	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	04/18	18.7	18.7	18.7	L+4.29%	L+4.65%	3.0	NV	Multifamily	78.7%	66.1%
Senior	08/17	17.5	14.5	14.4	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	06/21	16.7	13.5	13.4	L+3.35%	L+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/18	15.4	11.1	11.0	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	15.3	11.7	11.7	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/21	14.5	14.0	13.9	L+3.65%	L+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	13.9	13.9	13.2	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.8	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	11/15	0.7	0.7	—	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,169.7	$3,797.3	$3,750.5	L+/S+3.48%	L+/S+4.06%	3.1			66.1%	63.2%
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
The map and charts below illustrate the geographic distribution and types of properties securing our portfolio as of March 31, 2022:

Portfolio Management and Credit Quality
We actively manage each loan investment from closing and initial funding through final repayment, and assess the risk of credit deterioration by quarterly evaluating the performance of the underlying collateral properties. We also evaluate the macroeconomic environment, prevailing real estate fundamentals and local property market dynamics. Typically, our loan documents allow us, among other things, to receive regular property, borrower and guarantor financial statements; approve annual budgets and major tenant leases; and enforce loan covenants and remedies. In addition, we work with Trimont Real Estate Advisors LLC, one of the leading commercial real estate loan servicers, which provides us with a fully-dedicated and experienced team to increase efficiency and leverage our internal resources in servicing and asset managing our loan investments. Our internal team retains authority on all asset management decisions.
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
In addition to ongoing asset management, we review our entire portfolio quarterly, assess the performance of each loan and assign it a risk rating on a scale between “1” and “5,” from least risk to greatest risk, respectively. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our risk rating methodology we use for our portfolio.
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	March 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	10	$341,548	$340,122	9	$245,939	$245,042
2	62	2,147,019	2,129,438	58	2,002,008	1,983,615
3	21	659,843	652,376	25	747,631	739,343
4	9	534,803	529,007	11	633,153	627,938
5	1	114,128	99,527	2	168,094	145,370
Total	103	$3,797,341	$3,750,470	105	$3,796,825	$3,741,308
Other Portfolio Developments
During the three months ended March 31, 2022, we recorded a decrease of $6.4 million in the allowance for credit losses, which resulted in the overall CECL reserve of $36.0 million at March 31, 2022. The decrease in the allowance for credit losses reflects a write-off of $10.1 million of reserve on a loan sale related to the resolution of a collateral-dependent loan, offset by an increase in provision for credit losses of $(3.7) million during the three months ended March 31, 2022, which included an increase in reserve of $(2.1) million on the loan sale prior to write-off.
During 2021, a first mortgage loan with a principal balance of $54.0 million collateralized by an office property located in Washington, D.C., was downgraded to a risk rating of “5” as a result of the collateral property’s operating performance being adversely affected by the ongoing office leasing market challenges related to the COVID-19 pandemic. We determined that the recovery of the loan’s principal was collateral-dependent. Accordingly, this loan was assessed individually and we elected to apply a practical expedient in accordance with ASU 2016-13. During the three months ended March 31, 2022, the loan was sold and we recorded a write-off of $10.1 million. As of December 31, 2021, the allowance for credit losses on this loan was $8.0 million, based on our estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date, and required significant judgment.
During 2021, we entered into a loan modification related to a retail asset located in Pasadena, CA, which was classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments due to the collateral property’s cash flows and operating performance being adversely affected by the ongoing effects of the COVID-19 pandemic. This loan had also been previously modified. At March 31, 2022, this first mortgage loan had an outstanding principal balance of $114.1 million, and during the three months ended March 31, 2022, was maintained at a risk rating of “5”. We have determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, this loan was assessed individually and we elected to apply a practical expedient in accordance with “Financial Instruments – Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. At March 31, 2022, we recorded an allowance for credit loss of $14.1 million on this loan based on our estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date and required significant judgment. Additionally, during 2021, we placed this loan on nonaccrual status and reversed $0.3 million of interest income. This loan’s maturity date has passed without the loan being paid off. We are evaluating, and at any given time may be pursuing, a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.

Portfolio Financing
As of March 31, 2022, our portfolio financing consisted of repurchase facilities collateralized by loans held-for-investment, securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs, an asset-specific financing facility collateralized by loans held-for-investment and a term financing facility collateralized by loans held-for-investment. Our non-mark-to-market financing sources accounted for approximately 70.7% of portfolio loan-level financing as of March 31, 2022.
The following table details our portfolio loan-level financing as of March 31, 2022, and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
CRE CLOs	$1,631,991	$1,677,619
Term financing facility	127,303	127,145
Asset-specific financing facility	43,622	43,622
Total non-mark-to-market financing	1,802,916	1,848,386
Secured repurchase agreements	748,555	677,285
Total portfolio financing	$2,551,471	$2,525,671

The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility and the CRE CLOs as of March 31, 2022, and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Loans held-for-investment	$3,666,345	$3,681,089
Restricted cash	105,972	12,362
Total	$3,772,317	$3,693,451

Secured Repurchase Agreements
As of March 31, 2022, we had repurchase facilities in place with five counterparties (lenders) with aggregate outstanding borrowings of $0.7 billion, which financed a portion of our loans held-for-investment. As of March 31, 2022, the weighted average borrowing rate on our repurchase facilities was 2.3%, the weighted average advance rate was 65.1%, and the term to maturity ranged from 89 days to approximately 1.3 years, with a weighted average remaining maturity of 0.5 years.

The table below details our secured repurchase facilities as of March 31, 2022:

	March 31, 2022
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2022	No	$213,864	$286,136	$500,000
Goldman Sachs Bank USA (3)	July 13, 2023	No	$81,227	$168,773	$250,000
JPMorgan Chase Bank	June 28, 2022	No	$141,261	$308,739	$450,000
Citibank	January 9, 2023	No	$254,286	$245,714	$500,000
Wells Fargo Bank (4)	June 28, 2022	No	$57,917	$42,083	$100,000

(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of March 31, 2022, we retained an option to increase the maximum facility capacity amount up to $600 million, subject to customary terms and conditions. Subsequent to March 31, 2022, the Company entered into a modification on the facility to increase the maximum facility capacity amount up to $600 million as well as extend the maturity date of the facility to June 28, 2023.
(3)As of March 31, 2022, we retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of March 31, 2022, we retained an option to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through CRE CLOs. At March 31, 2022, we had four CRE CLOs outstanding, GPMT 2021-FL4, GPMT 2021-FL3, GPMT 2019-FL2 and GPMT 2018-FL1, totaling $1.6 billion of outstanding borrowings, financing 67 of our existing first mortgage loan investments with an aggregate principal balance of $2.2 billion. The CRE CLOs provide us with an attractive cost of funds and, as of March 31, 2022, financed 56.0% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis.

The following table details our CRE CLO securitized debt obligations:

(dollars in thousands)	March 31, 2022
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,439	$615,146	L+ 3.7%
Financing provided	502,564	498,394	L+ 1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	763,750	759,572	L+3.9%
Financing provided	625,791	624,965	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets (4)	576,765	574,111	L+4.1%
Financing provided	405,567	405,058	L+1.9%
GPMT 2018-FL1 CRE CLO
Collateral assets (5)	269,972	266,614	L+5.0%
Financing provided	103,574	103,574	L+2.7%
Total
Collateral assets	$2,231,926	$2,215,443	L+4.0%
Financing provided	$1,637,496	$1,631,991	L+1.8%
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
(2)Includes $19.8 million of restricted cash as of March 31, 2022. No restricted cash is included as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of March 31, 2022. Includes $10.4 million of restricted cash as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(4)Includes $84.1 million of restricted cash as of March 31, 2022. No restricted cash is included as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(5)No restricted cash is included as of March 31, 2022 and December 31, 2021. Yield on collateral assets is exclusive of restricted cash. On April 22, 2022, we repaid the remaining $103.6 of borrowings outstanding.
Term Financing Facility
In February 2021, we entered into a term financing facility with Goldman Sachs Bank USA that provided us with term-matched and non-mark-to-market financing to fund certain loans that were previously financed under the repurchase facility with Goldman Sachs Bank USA. The term financing facility was non-amortizing and its term was matched to that of the underlying commercial mortgage loans, not to exceed February 9, 2025. As of March 31, 2022, we had $129.1 million outstanding on the term financing facility with a weighted average borrowing rate of 3.92%. Subsequent to March 31, 2022, on April 22, 2022, we voluntarily repaid the term financing facility in whole without prepayment premium. In connection with this repayment, we incurred a charge on early extinguishment of debt of $(1.8) million, or $(0.03) per share, related to a charge-off of unamortized transaction costs.
The following table details the outstanding borrowings under our term financing facility as of March 31, 2022:

(dollars in thousands)	March 31, 2022
Term Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GS Term Financing Facility
Collateral assets	342,546	$340,073	L+4.1%
Borrowings outstanding	129,099	127,303	L+3.6%
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
The following table details the outstanding borrowings under our asset-specific financing facility as of March 31, 2022:

(dollars in thousands)	March 31, 2022
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
CIBC Asset-Specific Financing Facility
Collateral assets	$57,061	$56,879	L+3.4%
Borrowings outstanding	43,622	43,622	L+1.7%
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

Corporate Financing
The following table details our outstanding corporate financing as of March 31, 2022:

(in thousands)	March 31, 2022
Corporate Financing	Principal Balance
Senior secured term loan facilities	$100,000
Convertible senior notes	275,350
Total Corporate Financing	375,350
Senior Secured Term Loan Facilities
As of March 31, 2022, the total outstanding amount due on the senior secured term loan facilities was $100.0 million, with a carrying value of $93.6 million, net of deferred issuance costs. The balance reflects a $75 million principal repayment made on December 9, 2021, which resulted in a $(8.9) million loss on early extinguishment of debt, as well as a $50 million principal repayment made on February 16, 2022, which resulted in a $(5.8) million loss on early extinguishment of debt. Interest on the outstanding loans under the senior secured term loan facilities is payable quarterly in arrears and accrues at the rate of (i) 8.00% per annum for any period for which accrued interest is paid in cash or (ii) 9.00% per annum for any period for which the borrowers elect to pay up to 50% of accrued interest in kind by adding such interest to the principal amount of the loans. The senior secured term loan facilities will mature on September 25, 2025.
Subsequent to March 31, 2022, on April 28, 2022, and May 9 2022, in two $50.0 million installments, we prepaid the remaining $100.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $105.7 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, we realized a charge on early extinguishment of debt of approximately $(11.3) million, or $(0.21) per basic share, comprised of the prepayment penalty and a charge-off of unamortized discount including transaction costs.

(dollars in thousands)	March 31, 2022
Senior Secured Term Loan Facilities	Principal Balance	Carrying Value	All-in Cost (1)	Maturity Date
PIMCO Senior Secured Term Loan Facilities	$100,000	$93,589	10.6%	September 2025

____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs and initial estimated fair value assigned to warrants.
Convertible Senior Notes
As of March 31, 2022, the total outstanding amount due on convertible senior notes was $275.4 million. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022 and a rate of 6.375% per annum on the notes maturing in October 2023. As of March 31, 2022, these notes had a conversion rate of 51.9943 and 50.0894 shares of common stock per $1,000 principal amount of the notes, respectively.
As of March 31, 2022, the following convertible senior notes were outstanding:

(dollars in thousands)	March 31, 2022
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Convertible Senior Notes Maturing 2022	143,750	143,103	5.6%	6.4%	December 1, 2022
Convertible Senior Notes Maturing 2023	131,600	130,266	6.4%	7.2%	October 1, 2023
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, term financing facility, CRE CLOs, senior secured term loan facilities and convertible senior notes for the three months ended March 31, 2022, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended March 31, 2022	$2,917,731	$2,918,429	$2,951,641
For the Three Months Ended December 31, 2021	$2,985,109	$2,938,493	$3,031,364
For the Three Months Ended September 30, 2021	$2,974,497	$2,927,103	$3,014,681
For the Three Months Ended June 30, 2021	$2,989,774	$2,868,936	$3,129,181
For the Three Months Ended March 31, 2021	$3,127,878	$3,112,629	$3,319,943
Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our repurchase agreements, term financing facility, asset specific financing and senior secured term loan facilities generally require the Company to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of March 31, 2022
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness	Unrestricted cash of $148.2 million, while 5.0% of recourse indebtedness was $29.6 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) 75.0% of tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of equity issuances after June 28, 2017, which calculates to $931.7 million.
Tangible net worth of $1.1 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 64.7%; Total leverage ratio of 72.4%
Interest Coverage	Interest coverage ratio of no less than 1.5:1.0	Interest coverage of 1.9:1.0
We were in compliance with all financial covenants as of March 31, 2022.
Leverage Ratios
As of March 31, 2022, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.5:1.0, and our recourse leverage ratio was 0.9:1.0.

The following table represents the Company’s recourse leverage ratio and total leverage ratio as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Recourse leverage ratio (1)	0.9	0.9
Total leverage ratio (2)	2.5	2.7
(1) The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2) The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of March 31, 2022, 98.2% of our loan investments by carrying value earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, and 0.6% of our loan investments by carrying value earned a floating rate of interest and were unencumbered, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loan investments. As of March 31, 2022, the remaining 1.2% of our investments by carrying value that earned a fixed rate of interest were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of March 31, 2022:

(in thousands)	Net Exposure
Floating rate assets(1)	$3,704,099
Floating rate liabilities(1)(2)	2,551,471
Net floating rate exposure	$1,152,628
(1) Floating rate assets and liabilities are indexed to the London Interbank Offered Rate (LIBOR) or the Secured Overnight Financing Rate (SOFR).
(2) Floating rate liabilities include our outstanding repurchase facilities, term financing facility, asset-specific financing facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31, 2022
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,787,743	$46,939	5.0%
Subordinated loans	14,808	359	9.7%
Other	—	23
Total interest income/net asset yield	$3,802,551	$47,321	5.0%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,515,619	$16,328	2.6%
Subordinated loans	8,387	67	3.2%
Other:
Convertible senior notes	273,227	4,546	6.7%
Senior secured term loan facilities	109,552	2,868	10.5%
Total interest expense/cost of funds	$2,906,785	23,809	3.3%
Net interest income/spread		$23,512	1.7%

	Three Months Ended March 31, 2021
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,857,274	$53,657	5.6%
Subordinated loans	16,369	382	9.3%
Other	—	100
Total interest income/net asset yield	$3,873,643	$54,139	5.6%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,662,578	$16,500	2.5%
Subordinated loans	8,530	67	3.1%
Other:
Senior secured term loan facilities	206,884	5,280	10.2%
Convertible senior notes	271,516	4,518	6.7%
Total interest expense/cost of funds	$3,149,508	26,365	3.3%
Net interest income/spread		$27,774	2.3%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
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
The Environment, Social and Governance, or ESG, risks associated with our potential collateral and borrowers also pose credit risks to us. We try to mitigate these risks by incorporating diligence practices into our investment process to identify material ESG matters related to a given investment. The nature and scope of our ESG diligence will vary based on the investment but may include a review of, among other things, energy management, pollution and contamination, accounting standards and bribery and corruption. In addition, our Anti-Money Laundering Policy is designed to help prevent money laundering and terrorist financing.
We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors.
The COVID-19 pandemic significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement and delays in construction and development projects currently planned or underway. While the economy has improved significantly, macroeconomic trends associated with the COVID-19 pandemic have persisted and could continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements.
Operating Expenses
Our operating expenses, such as compensation costs and expenses related to managing our investment portfolio, may vary over time and are subject to a variety of factors, including overall economic and market environment, competitive market forces driving employee-related costs, and other related factors.
Allowance for Credit Losses
Our operating results are also impacted by the allowance for credit loss we record for loans held-for-investment using the Current Expected Credit Loss, or CECL, model pursuant to ASU 2016-13.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates may affect our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. To the extent that our financing costs are determined by reference to floating rates, such as LIBOR, SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds rate target range at 0.00% to 0.25% for much of 2020 and 2021. However, in March and May 2022, the Federal Reserve approved a 0.25% and 0.50%, respectively, increase to its federal funds rate target range and indicated that, due to an increasing rate of inflation, it anticipates further increases in interest rates throughout 2022 and into 2023 and 2024. Any such increases could adversely affect our results of operations and financial condition. In a period of rising interest rates, our interest expense on floating rate borrowings would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and/or in-the-money floors that may limit the growth of our interest income until interest rates rise above such floors, or loans with such floors are repaid or refinanced, and may not compensate for such increase in interest expense. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
Although our strategy is to primarily originate, invest in and manage senior floating-rate commercial mortgage loans, from time-to-time we may acquire fixed-rate investments, which exposes our operating results to the risks posed by fluctuations in interest rates. To the extent that this applies to us, we may choose to actively manage this risk through the use of hedging strategies.

Summary of Results of Operations and Financial Condition
Our GAAP net income attributable to common stockholders was $1.0 million (or $0.02 per basic weighted average share) for the three months ended March 31, 2022, as compared to GAAP net income attributable to common stockholders of $6.7 million (or $0.13 per basic weighted average share) for the three months ended December 31, 2021. The decrease in GAAP net income for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, was primarily due to an increase in the provision for credit losses of $(3.7) million and an increase in dividends on preferred stock of $(2.9) million.
The following table presents the primary components of our condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Balance Sheet Data:

Loans held-for-investment, net	$3,750,470	$3,741,308
Total assets	$4,046,813	$3,988,518
Repurchase facilities	$748,555	$677,285
Securitized debt obligations	$1,631,991	$1,677,619
Asset-specific financings	$43,622	$43,622
Term financing facility	$127,303	$127,145
Convertible senior notes	$273,369	$272,942
Senior secured term loan facilities	$93,589	$139,880
Total stockholders’ equity	$1,088,369	$1,013,058
Comparison of the Three Months Ended March 31, 2022 and December 31, 2021
Net Interest Income
The following tables present the components of interest income and interest expense for the three months ended March 31, 2022, and the three months ended December 31, 2021:

(in thousands)	Three Months Ended
Income Statement Data:	March 31, 2022	December 31, 2021	Q1’22 vs Q4’21
Interest income:	(unaudited)
Loans held-for-investment	$47,298	$46,241	$1,057
Cash and cash equivalents	23	48	(25)
Total interest income	47,321	46,289	$1,032
Interest expense:
Repurchase facilities	5,008	5,524	(516)
Securitized debt obligations	9,732	9,403	329
Convertible senior notes	4,546	4,549	(3)
Term financing facility	1,373	1,377	(4)
Asset-specific financings	282	282	—
Revolving credit facilities	—	—	—
Senior secured term loan facilities	2,868	5,101	(2,233)
Total interest expense	23,809	26,236	(2,427)
Net interest income	23,512	20,053	3,459
The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month LIBOR/SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, amendments of existing investments, additional fundings, upsizings and repayments.
Interest Income
Interest income increased from $46.3 million to $47.3 million for the three months ended December 31, 2021, and March 31, 2022, respectively. The increase is mainly due to a higher average balance of our interest-earning assets.

Interest Expense
Interest expense decreased from $26.2 million to $23.8 million for the three months ended December 31, 2021, and March 31, 2022, respectively. The decrease is mainly due to partial repayments of principal and a resulting lower average borrowings balance on higher cost senior secured term loan facilities.
Provision for Credit Losses
Consistent with the methodology used during the adoption of ASU 2016-13 on January 1, 2020, we continue to use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through March 31, 2022, we employed third party licensed macroeconomic forecasts, over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net income on the condensed consolidated statements of comprehensive income. The following table presents the components of (provision for) benefit from credit losses for the three months ended March 31, 2022, and December 31, 2021:

	Three Months Ended March 31,	Three Months Ended December 31,
(in thousands)	2022	2021
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(3,364)	$4,582
Other liabilities	(324)	373
Total (provision for) benefit from credit losses	$(3,688)	$4,955
During the three months ended March 31, 2022, we recorded a provision for credit losses of $(3.7) million. The increase in our estimate of allowance for credit losses was primarily driven by an increase of $(2.1) million in the provision on a collateral-dependent loan that was sold during the three months ended March 31, 2022. The remaining increase in our provision for credit losses was related to changes in the portfolio mix and implementing in our analysis a more conservative macroeconomic forecast driven by an elevated uncertainty for macroeconomic outlook due to inflationary pressures, continuing supply chain disruptions, interest rate volatility and other factors. Overall, the allowance for credit losses as a percentage of total portfolio commitments decreased by approximately 0.15% from 1.01% as of December 31, 2021, to 0.86% as of March 31, 2022, mainly due to the write-off related to a loan sale.
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
Fee Income
During the three months ended March 31, 2022, we recorded fee income of $0.5 million, mainly driven by a prepayment penalty income received on one loan. No fee income was earned during the three months ended December 31, 2021.

Expenses
The following table presents the components of expenses for the three months ended March 31, 2022, and December 31, 2021:

	Three Months Ended March 31,	Three Months Ended December 31,
(dollars in thousands)	2022	2021
Compensation and benefits	$5,816	$5,354
Servicing expenses	$1,461	$1,410
Other operating expenses	$2,614	$1,666
Annualized operating expense ratio	3.7%	3.5%
Annualized operating expense ratio (excluding non-cash equity compensation)	2.9%	2.6%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. The increase in compensation and benefits for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, was primarily driven by an increase in the non-cash amortization of equity-based compensation. The increase in other operating expenses for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, was primarily due to increased professional service fees. Our operating expense ratio, during the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, increased modestly primarily due to higher other operating expenses for the three months ended March 31, 2022.
Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our secured financing facilities, issuance of CRE CLOs, borrowings under our senior secured term loan facilities and the issuance and sale of convertible notes. As of March 31, 2022, our capitalization included $0.4 billion of corporate debt and $2.6 billion of loan-level financing. No portion of our corporate debt as of March 31, 2022, matures before December 2022 and our loan-level financing as of March 31, 2022, is generally term-matched or matures in 2022 or later. Our $2.6 billion of loan-level financing as of March 31, 2022 includes $748.6 million of secured repurchase agreements, $1.6 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, $127.3 million of term financing facility and $43.6 million of asset-specific financing facility.
See Note 4 - Variable Interest Entities and Securitized Debt Obligations, Note 5 - Secured Financing Agreements, Note 6 - Convertible Senior Notes and Note 7 - Senior Secured Term Loan Facilities to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations; our secured repurchase facilities, asset-specific financing facility and term financing facility; our secured convertible senior notes; and our senior secured term loan facilities, respectively.
Leverage
From December 31, 2021, to March 31, 2022, our debt-to-equity ratio, defined as total debt, net of cash, divided by equity, decreased from 2.7:1.0 to 2.5:1.0. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to LIBOR and/or SOFR.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents on our condensed consolidated balance sheets, any approved but unused borrowing capacity under our financing facilities, the net proceeds of future public and private equity and debt offerings, payments of principal, including loan repayments and prepayments, loan sales, interest we receive on our portfolio of assets and cash generated from our operating results.

The following table sets forth our sources of liquidity as of March 31, 2022:

Year Ended
(in thousands)	March 31, 2022
Cash and cash equivalents	$148,162
Approved but unused borrowing capacity on financing facilities	—
Total	$148,162
We have access to liquidity through public offerings of debt and equity securities, subject to market conditions. To facilitate such offerings, in August 2021, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in August 2024. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) common stock, (ii) preferred stock, (iii) depositary shares representing preferred stock and (iv) debt securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of March 31, 2022. See Note 12 – Stockholders’ Equity to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $2.9 billion of outstanding borrowings under our repurchase facilities, collateralized loan obligations, term financing facility, asset-specific financing facility, senior secured term loan facilities and convertible senior notes; $372.3 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
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

The following table provides the maturities of our repurchase facilities, asset-specific financing facility, term financing facility, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of March 31, 2022, and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Within one year	$1,832,207	$1,530,671
One to three years	960,274	1,096,112
Three to five years	125,948	311,710
Five years and over	—	—
Total	$2,918,429	$2,938,493

Cash Flows
From December 31, 2021, to March 31, 2022, our restricted and unrestricted cash and cash equivalents balance increased approximately $49.8 million, to $254.1 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2022, operating activities increased our cash balances by approximately $13.2 million, primarily driven by our financial results.
•Cash flows from investing activities. For the three months ended March 31, 2022, investing activities decreased our cash balances by approximately $8.8 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and proceeds from loan sales.
•Cash flows from financing activities. For the three months ended March 31, 2022, financing activities increased our cash balances by approximately $45.5 million, primarily driven by proceeds from issuance of preferred stock and proceeds from repurchase facilities, offset by principal payments on repurchase facilities, principal payments on securitized debt obligations and partial repayment of senior secured term loan facilities.
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
Subsequent to March 31, 2022, on April 28, 2022, and May 9 2022, in two $50 million installments, we prepaid the remaining $100.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $105.7 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, we realized a charge on early extinguishment of debt of approximately $(11.3) million, or $(0.21) per basic share, comprised of the prepayment penalty and a charge-off of unamortized discount including transaction costs.

Issuance of 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock
On November 30, 2021, and December 10, 2021, we received total net proceeds of $110.5 million from the sale of 4,596,500 shares of Series A Preferred Stock, after deducting the underwriting discount of $3.6 million and issuance costs of $0.8 million.
On January 18, 2022, and February 8, 2022, we received total net proceeds of $87.4 million from the sale of 3,633,000 additional shares of our Series A Preferred Stock after deducting the underwriting discount of $2.9 million and issuance costs of $0.5 million. See Note 11 – Preferred Stock to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our Series A Preferred Stock.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. Recently, the Federal Reserve approved increases to its federal funds rate target range and has indicated that, in light of high rate of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024.Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
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
Recent Market Conditions
Due to the current COVID-19 pandemic and its ongoing impacts, most of our borrowers, sponsors, their tenants, the properties serving as collateral for our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “COVID-19 Pandemic” in Part II, Item 2 of this Quarterly Report on Form 10-Q for further discussion of the impact of the COVID-19 pandemic on market conditions.
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
Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March and May 2022, the Federal Reserve approved a 0.25% and a 0.50%, respectively, increase to its federal funds target range and has indicated that, in light of a high rate of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024.
As of March 31, 2022, approximately 98.8% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.2% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current repurchase facilities, asset-specific financing facility, term financing facility and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2022. All changes in value are measured as the change from our March 31, 2022, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns.

	Changes in Interest Rates (1)
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$92	$92	$(242)	$(565)
Repurchase facilities	(121)	(121)	156	312
Securitized debt obligations	(311)	(311)	341	682
Asset-specific financings	(8)	(8)	9	18
Term financing facility	(24)	(24)	27	54
Convertible senior notes	(2,559)	(1,275)	1,264	2,518
Total net assets	$(2,931)	$(1,647)	$1,555	$3,019

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$8,556	$8,556	$(7,112)	$(12,340)
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2022. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Market Value Risk
We intend to hold our target investments for the long-term and, as such, they are carried at an amortized cost on our condensed consolidated balance sheets. However, we may occasionally classify some of our investments as AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. The estimated fair value of such investments may fluctuate primarily due to changes in interest rates, overall market environment and liquidity and other factors. As market volatility increases or liquidity decreases, the market value of the investments may be adversely impacted. We do not intend to hold any of our investments for trading purposes.
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
The COVID-19 pandemic and its ongoing impacts continue to cause disruptions in the U.S and global economies, and capital markets resulting in volatility, widening credit spreads and liquidity availability. Other factors, such as rising interest rates, high inflation, supply chain disruptions, growing geopolitical tensions and increased volatility in public equity and fixed income markets have led to increased cost and availability of capital, which may adversely impact the ability of commercial property owners to service their debt obligations and refinance their loans as they mature.
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
Additionally, commercial real estate debt investments may be affected by a number of factors, including national, regional and local economic and real estate conditions, changes in business trends of specific industry segments, property construction characteristics, demographic factors and changes to laws and regulations, including additional restrictions or requirements on the development of commercial real estate intended to reduce greenhouse gas emissions and climate change. Any combination of these factors may affect the value of real estate collateral for investments within our investment portfolio and the potential proceeds available to a borrower to repay the underlying loans, which could cause us to suffer losses. We seek to manage these risks through our rigorous and fundamentally driven underwriting and investment management processes.
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
Extension Risk
We manage our assets based on a variety of assumptions and estimates, including among others, assumptions regarding the rate at which the borrowers will prepay our loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured financing agreements. The macroeconomic, commercial real estate and capital markets disruptions caused by the COVID-19 pandemic have resulted in, and will likely continue to result in, a decrease in prepayment rates and an increase in the number of our borrowers who exercise loan extension options. In addition, we expect that higher interest rates imposed by the Federal Reserve to address the high rate of inflation may lead to a decrease in prepayment speeds and an increase in the number of our borrowers who exercise loan extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchase of common stock for the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2022	—	$—	—	2,698,388
February 1-28, 2022	69,039 (2)	11.94	—	2,698,388
March 1-31, 2022	—	—	—	2,698,388
Total	69,039	$11.94	—	2,698,388
____________________
(1)On December 16, 2021, the Company announced that its board of directors increased the Company’s share repurchase program to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock.
(2)Reflects 69,039 shares of restricted common stock for an aggregate cost of $0.8 million, which relates to shares repurchased from employees for tax withholding purposes for restricted stock awards that vested on January 28, 2022, and January 29, 2022.
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

3.5
Articles Supplementary designating 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2022).

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

4.8
Specimen 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2022).

10.1*
Amendment No. 4 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of January 28, 2022, by and between Wells Fargo Bank, National Association, and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2022).

10.2
Fifth Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of February 28, 2022, among Citibank, N.A., GP Commercial CB LLC and Granite Point Mortgage Trust, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2022).

10.3
Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of March 16, 2022, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.4
Third Amendment to Guaranty, dated as of March 22, 2022, by and between Granite Point Mortgage Trust Inc. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

Exhibit Number	Exhibit Index
10.5
Third Amendment to Guarantee Agreement, dated as of March 22, 2022, by and between Granite Point Mortgage Trust Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.6
Third Amendment to Guaranty, dated as of March 22, 2022, by and between Granite Point Mortgage Trust Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.7
Third Amendment to Guarantee Agreement, dated as of March 23, 2022, by and between Granite Point Mortgage Trust Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.8
First Amendment to Guaranty, dated as of March 22, 2022, by and between Goldman Sachs Bank USA and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2022, filed with the SEC on May 10, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
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

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 10, 2022	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 10, 2022	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)