Form 10-Q
period 2022-06-30
Granite Point Mortgage Trust Inc.
filed 2022-08-08
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 4, 2022, there were 52,350,989 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Loans held-for-investment	$3,877,294	$3,782,205
Allowance for credit losses	(47,280)	(40,897)
Loans held-for-investment, net	3,830,014	3,741,308
Cash and cash equivalents	150,192	191,931
Restricted cash	69,492	12,362
Accrued interest receivable	11,455	10,716
Other assets	35,893	32,201
Total Assets (1)	$4,097,046	$3,988,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$1,271,659	$677,285
Securitized debt obligations	1,425,556	1,677,619
Asset-specific financings	43,622	43,622
Term financing facility	—	127,145
Convertible senior notes	273,822	272,942
Senior secured term loan facilities	—	139,880
Dividends payable	17,008	14,406
Other liabilities	20,545	21,436
Total Liabilities (1)	3,052,212	2,974,335
Commitments and Contingencies (see Note 10)
10.00% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized, and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 8,280,000 shares authorized, and 8,229,500 and 4,596,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	46
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 52,350,989 and 53,789,465 shares issued and outstanding, respectively	524	538
Additional paid-in capital	1,199,367	1,125,241
Cumulative earnings	162,423	171,518
Cumulative distributions to stockholders	(318,687)	(284,285)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	1,043,709	1,013,058
Non-controlling interests	125	125
Total Equity	$1,043,834	$1,013,183
Total Liabilities and Stockholders’ Equity	$4,097,046	$3,988,518
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At June 30, 2022, and December 31, 2021, assets of the VIEs totaled $1,851,063 and $2,266,044, respectively, and liabilities of the VIEs totaled $1,426,954 and $1,679,435, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans held-for-investment	$49,056	$49,350	$96,354	$103,389
Cash and cash equivalents	223	103	246	203
Total interest income	49,279	49,453	96,600	103,592
Interest expense:
Repurchase facilities	10,380	6,047	15,388	14,998
Securitized debt obligations	10,844	7,129	20,576	11,746
Convertible senior notes	4,572	4,544	9,118	9,062
Term financing facility	340	2,633	1,713	4,755
Asset-specific financings	322	668	604	1,545
Senior secured term loan facilities	886	5,653	3,754	10,933
Total interest expense	27,344	26,674	51,153	53,039
Net interest income	21,935	22,779	45,447	50,553
Other (loss) income:
(Provision for) benefit from credit losses	(13,627)	193	(17,315)	9,312
Loss on extinguishment of debt	(13,032)	—	(18,823)	—
Fee income	461	—	954	—
Total other (loss) income	(26,198)	193	(35,184)	9,312
Expenses:
Compensation and benefits	5,770	5,017	11,586	10,477
Servicing expenses	1,500	1,124	2,961	2,440
Other operating expenses	2,185	2,564	4,799	4,691
Total expenses	9,455	8,705	19,346	17,608
(Loss) income before income taxes	(13,718)	14,267	(9,083)	42,257
Provision for (benefit from) income taxes	13	(2)	12	(3)
Net (loss) income	(13,731)	14,269	(9,095)	42,260
Dividends on preferred stock	3,625	25	7,250	50
Net (loss) income attributable to common stockholders	$(17,356)	$14,244	$(16,345)	$42,210
Basic (loss) earnings per weighted average common share	$(0.32)	$0.26	$(0.30)	$0.77
Diluted (loss) earnings per weighted average common share	$(0.32)	$0.24	$(0.30)	$0.71
Weighted average number of shares of common stock outstanding:
Basic	53,512,005	55,009,732	53,683,575	55,073,317
Diluted	53,512,005	58,526,985	53,683,575	72,564,914

Comprehensive (loss) income	$(17,356)	$14,244	$(16,345)	$42,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2020	55,205,082	552	—	—	1,058,298	103,165	(228,169)	933,846	—	933,846
Net income	—	—	—	—	—	27,991	—	27,991	—	27,991
Restricted stock forfeiture	(97,425)	(1)	—	—	(918)	—	—	(919)	—	(919)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(14,008)	(14,008)	—	(14,008)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	125	125
Non-cash equity award compensation	—	—	—	—	1,887	—	—	1,887	—	1,887
Balance, March 31, 2021	55,107,657	551	—	—	1,059,267	131,156	(242,202)	948,772	125	948,897
Net income	—	—	—	—	—	14,269	—	14,269	—	14,269
Restricted stock forfeiture	(17,628)	—	—	—	(275)	—	—	(275)	—	(275)
Repurchase of common stock	(300,891)	(3)	—	—	(4,267)	—	—	(4,270)	—	(4,270)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,939)	(13,939)	—	(13,939)
Non-cash equity award compensation	1,048	—	—	—	1,639	—	—	1,639	—	1,639
Balance, June 30, 2021	54,790,186	548	—	—	1,056,364	145,425	(256,166)	946,171	125	946,296

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data) (Continued)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	171,518	(284,285)	1,013,058	125	1,013,183
Net income	—	—	—	—	—	4,636	—	4,636	—	4,636
Issuance of preferred stock, net of offering costs	—		3,633,000	36	87,485	—	—	87,521	—	87,521
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(798)	—	—	(798)	—	(798)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,770)	(13,770)	—	(13,770)
Non-cash equity award compensation	135,151	1	—	—	2,170	—	—	2,171	—	2,171
Balance, March 31, 2022	53,855,577	539	8,229,500	82	1,213,274	176,154	(301,680)	1,088,369	125	1,088,494
Net (loss) income	—	—	—	—	—	(13,731)	—	(13,731)	—	(13,731)
Repurchase of common stock	(1,539,134)	(15)	—	—	(15,699)	—	—	(15,714)	—	(15,714)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(114)	—	—	(114)	—	(114)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,382)	(13,382)	—	(13,382)
Non-cash equity award compensation	34,546	—	—	—	1,906	—	—	1,906	—	1,906
Balance, June 30, 2022	52,350,989	524	8,229,500	82	1,199,367	162,423	(318,687)	1,043,709	125	1,043,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(9,095)	$42,260
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(7,907)	(16,652)
Amortization of deferred debt issuance costs	7,520	5,636
Provision for (benefit from) credit losses	17,315	(9,312)
Loss on extinguishment of debt	11,307	—
Amortization of equity-based compensation	4,077	3,526
Proceeds received from deferred interest capitalized to loans held-for-investment	2,407	—
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(739)	2,239
Decrease in other assets	121	1,355
Increase (decrease) in other liabilities	(2,226)	1,670
Net cash provided by operating activities	22,780	30,722
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(379,493)	(228,750)
Proceeds from loan sales	43,714	—
Proceeds from repayment of loans held-for-investment	236,594	524,557
Increase in other assets, due from servicer on repayments of loans held-for-investment	(689)	—
Net cash (used in) provided by investing activities	(99,874)	295,807
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	677,175	82,931
Principal payments on repurchase facilities	(82,801)	(1,074,611)
Proceeds from issuance of securitized debt obligations	—	685,766
Principal payments on securitized debt obligations	(255,117)	(162,366)
Repayment of senior secured term loan facilities	(150,000)	—
Repayment of asset-specific financings	—	(40,323)
Proceeds from term financing facility	—	349,291
Repayment of term financing facility	(129,099)	(204,606)
Payment of debt issuance costs	(5,943)	(8,353)
Contributions from non-controlling interests	—	125
Proceeds from issuance of preferred stock, net of offering costs	87,521	—
Tax withholding on restricted stock and RSUs	(1,736)	(1,194)
Repurchase of common stock	(15,714)	(4,270)
Dividends paid on preferred stock	(4,343)	(50)
Dividends paid on common stock	(27,458)	(39,032)
Net cash provided by (used in) financing activities	92,485	(416,692)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,391	(90,163)
Cash, cash equivalents, and restricted cash at beginning of period	204,293	329,193
Cash, cash equivalents, and restricted cash at end of period	$219,684	$239,030
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$49,938	$53,505
Cash paid for taxes	$420	$611
Noncash Activities:
Dividends declared but not paid at end of period	$17,007	$13,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset-specific financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT”. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2022, and results of operations for all periods presented, have been made. The results of operations for the three and six months ended June 30, 2022, should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market interest and capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact, including contributing to significant volatility in financial markets. The longer-term macroeconomic effects continue to impact many industries, including those related to the collateral underlying certain of the Company’s loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. In addition, the pandemic continues to disrupt global supply chains and cause labor shortages and has added to broad inflationary pressures, all of which could negatively impact the Company’s borrowers’ ability to execute on the business plans on their properties and potentially affect their ability to perform under the terms of their loan agreements. In response to the inflationary pressures, the Federal Reserve has begun raising interest rates and has indicated it anticipates further interest rate increases. Such increases in interest rates may increase the Company’s interest expense, which may not be fully offset by any increases in interest income, and may also slow the pace of loan repayments and increase the number of borrowers who seek extension of term on their loans.
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022. However, uncertainty over the ultimate impact COVID-19, Federal Reserve actions and geopolitical uncertainty will have on the global and U.S. economies generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2022, inherently less certain than they would be absent the current and potential impacts of these factors. The Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2022.
Recently Issued and/or Adopted Accounting Standards
Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board, or FASB, issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to troubled debt restructurings, or TDR. The new guidance deviates from TDR guidance as disclosures are now based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. As it relates to ASC 326-20 the Company is now allowed to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Entities are able to early adopt these amendments and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. The Company has not yet adopted this ASU and will continue to evaluate the effects of adoption.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference the London Interbank Offered Rate, or LIBOR, or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022, using a prospective application on all eligible contract modifications. The Company has loan agreements and debt agreements that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions.

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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2022, and December 31, 2021:

	June 30, 2022
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,875,237	$356	$13,886	$3,889,479
Unamortized (discount) premium	(55)	—	—	(55)
Unamortized net deferred origination fees	(12,130)	—	—	(12,130)
Allowance for credit losses	(46,188)	(356)	(736)	(47,280)
Carrying value	$3,816,864	$—	$13,150	$3,830,014
Unfunded commitments	$358,705	$—	$—	$358,705
Number of loans	102	1	1	104
Weighted average coupon	4.6%	13.0%	8.0%	4.6%
Weighted average years to maturity (2)	1.0	3.4	4.6	1.0

	December 31, 2021
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,781,771	$1,048	$14,006	$3,796,825
Unamortized (discount) premium	(70)	—	—	(70)
Unamortized net deferred origination fees	(14,550)	—	—	(14,550)
Allowance for credit losses	(38,719)	(1,048)	(1,130)	(40,897)
Carrying value	$3,728,432	$—	$12,876	$3,741,308
Unfunded commitments	$403,584	$—	$—	$403,584
Number of loans	103	1	1	105
Weighted average coupon	4.5%	13.0%	8.0%	4.5%
Weighted average years to maturity (2)	1.1	3.9	5.1	1.1
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	June 30, 2022		December 31, 2021
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,663,577	43.4%	$1,703,951	45.5%
Multifamily	1,090,106	28.5%	1,061,434	28.4%
Hotel	460,432	12.0%	464,816	12.4%
Retail	347,287	9.1%	341,834	9.1%
Industrial	181,871	4.7%	118,564	3.2%
Other	86,741	2.3%	50,709	1.4%
Total	$3,830,014	100.0%	$3,741,308	100.0%

(dollars in thousands)	June 30, 2022		December 31, 2021
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$976,965	25.5%	$917,029	24.5%
Southwest	869,316	22.7%	836,955	22.4%
West	660,173	17.2%	658,429	17.6%
Midwest	649,233	17.0%	637,784	17.0%
Southeast	674,327	17.6%	691,111	18.5%
Total	$3,830,014	100.0%	$3,741,308	100.0%
At June 30, 2022, and December 31, 2021, the Company pledged loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.6 billion and $3.7 billion, respectively, as collateral under repurchase facilities, a term financing facility, an asset-specific financing facility and securitized debt obligations. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$3,750,470	$3,799,836	$3,741,308	$3,847,803
Originations, additional fundings, upsizing of loans and capitalized deferred interest	212,245	197,838	385,110	239,615
Repayments	(120,107)	(422,969)	(238,490)	(524,557)
Loan sales	—	—	(43,714)	—
Net discount accretion (premium amortization)	7	4	16	11
Increase in net deferred origination fees	(2,318)	(2,305)	(4,558)	(2,339)
Amortization of net deferred origination fees	2,843	3,478	6,832	8,116
(Provision for) benefit from credit losses	(13,126)	1,762	(16,490)	8,995
Balance at end of period	$3,830,014	$3,577,644	$3,830,014	$3,577,644

Allowance for Credit Losses
Subsequent to the adoption of ASU 2016-13 on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and the related unfunded commitments, the Company continues to use a third-party licensed probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, including the ongoing impacts of the COVID-19 pandemic, geopolitical instability and the Federal Reserve monetary policy on the overall U.S. economy and commercial real estate markets generally. Significant inputs to the Company’s estimate of the allowance for credit

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
losses include loan specific factors such as debt service coverage ratio, or DSCR, loan to value ratio, or LTV, remaining contractual loan term, property type and others. As part of the quarterly review of the portfolio, the Company assesses the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing the current expected credit loss, or CECL, reserve. In certain instances, for loans with unique risk and credit characteristics, the Company may instead elect to employ different methods to estimate an allowance for credit losses that also conform to ASU 2016-13 and related guidance.
As of June 30, 2022, the Company recognized an allowance for credit losses related to its loans held-for-investment of $47.3 million, which reflects a total increase in the provision for credit losses of $13.1 million for the three months ended June 30, 2022. The increase of $13.1 million includes a $4.0 million increase in the allowance for credit losses related to an office loan with an unpaid balance of $93.8 million that was individually assessed in accordance with ASU 2016-13 during the three months ended June 30, 2022, as further discussed below. The other loan that was individually assessed during the three months ended June 30, 2022, had been previously reserved for and there was no change in the reserve during the three months ended June 30, 2022. The remaining increase in the Company’s provision for credit losses was related to changes in the portfolio mix and implementing in its analysis a more conservative macroeconomic forecast driven by an elevated uncertainty for the macroeconomic outlook due to inflationary pressures, continuing supply chain disruptions, interest rate volatility and other factors, moderately offset by a recovery of $0.5 million on amounts previously written off.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2022, the Company recognized $2.8 million in other liabilities related to the allowance for credit losses on unfunded commitments and recorded a provision for credit losses of $1.0 million for the three months ended June 30, 2022. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net (loss) income on the Company’s condensed consolidated statements of comprehensive income.
The following table presents the changes for the three and six months ended June 30, 2022, and 2021 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$34,154	$59,433	$40,897	$66,666
Provision for (benefit from) credit losses	13,638	(1,762)	17,002	(8,995)
Write-off	—	—	(10,107)	—
Recoveries of amounts previously written off	(512)	—	(512)	—
Balance at end of period	$47,280	$57,671	$47,280	$57,671
During the three months ended June 30, 2022, a first mortgage loan with a principal balance of $93.8 million was downgraded to a risk rating of “5” as a result of the continued adverse impact of the COVID-19 pandemic on leasing for the collateral property, an office building in downtown San Diego, CA (see “Loan Risk Ratings” below). The Company determined that the recovery of its loan principal is collateral-dependent. Accordingly, this loan was assessed individually, and the Company has elected to apply a practical expedient in accordance with ASU 2016-13. At June 30, 2022, the Company recorded an allowance for credit loss of $4.5 million on the unpaid principal balance of this loan based on the Company’s estimate of fair value using the estimated proceeds available from the sale of the collateral property less the estimated cost to sell the property. Additionally, as of June 30, 2022, the Company placed this loan on nonaccrual status.
During the six months ended June 30, 2022, the Company resolved a senior loan that had an outstanding unpaid principal balance of $54.0 million. The loan had been previously placed on nonaccrual status. The Company recognized a write-off of $10.1 million on the sale of the loan.
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. As of June 30, 2022, the Company has two senior loans with a total unpaid principal balance of $207.9 million and carrying value of $188.8 million that are held on nonaccrual status. No other loans were considered past due, and no other loans were held on nonaccrual status as of June 30, 2022.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Nonaccrual loan carrying value at beginning of period	$99,527	$19,264	$145,370	$17,835
Addition of nonaccrual loan carrying value	$89,312	$205,851	$89,323	$207,280
Removal of nonaccrual loan carrying value	$—	$—	$(45,854)	$—
Nonaccrual loan carrying value at end of period	$188,839	$225,115	$188,839	$225,115
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of June 30, 2022, and December 31, 2021:

(dollars in thousands)	June 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	8	$292,285	$291,458	9	$245,939	$245,042
2	59	2,083,389	2,060,713	58	2,002,008	1,983,615
3	27	869,253	861,050	25	747,631	739,343
4	8	436,641	427,954	11	633,153	627,938
5	2	207,911	188,839	2	168,094	145,370
Total	104	$3,889,479	$3,830,014	105	$3,796,825	$3,741,308
As of June 30, 2022, the weighted average risk rating of the Company’s portfolio was 2.5, weighted by unpaid principal balance, versus 2.5 as of March 31, 2022, and 2.6 as of December 31, 2021. The portfolio risk rating was largely unchanged versus the period ended March 31, 2022, as changes in portfolio mix from new loan originations largely offset select ratings downgrades as of June 30, 2022. The moderate improvement in the portfolio’s weighted average risk rating as of June 30, 2022, as compared to the period ended December 31, 2021, reflects originations of new loans and improvement in the performance of the properties securing select loans within the Company’s loan portfolio, which were partially offset by risk rating downgrades of several loans experiencing delays in execution of business plan for the collateral properties.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment as of June 30, 2022, and December 31, 2021, by risk rating and year of origination:

	June 30, 2022
(in thousands)	Origination Year
Risk Rating	2022	2021	2020	2019	2018	2017	Prior	Total
1	$—	$—	$—	$201,471	$56,873	$—	$33,114	$291,458
2	$296,422	$583,416	$136,674	$673,879	$269,359	$13,150	$87,813	$2,060,713
3	$—	$47,860	$18,250	$280,228	$270,320	$152,935	$91,457	$861,050
4	$—	$—	$—	$91,113	$53,083	$166,176	$117,582	$427,954
5	$—	$—	$—	$89,312	$99,527	$—	$—	$188,839
Total	$296,422	$631,276	$154,924	$1,336,003	$749,162	$332,261	$329,966	$3,830,014

	December 31, 2021
(in thousands)	Origination Year
Risk Rating	2021	2020	2019	2018	2017	2016	Prior	Total
1	—	—	136,138	75,592	—	33,312	—	$245,042
2	623,992	90,381	828,432	347,173	12,877	31,872	48,888	$1,983,615
3	45,062	59,186	147,214	242,662	153,732	68,012	23,475	$739,343
4	—	—	260,672	74,808	173,081	—	119,377	$627,938
5	—	—	—	99,515	45,855	—	—	$145,370
Total	$669,054	$149,567	$1,372,456	$839,750	$385,545	$133,196	$191,740	$3,741,308

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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Loans held-for-investment	$1,782,992	$2,257,768
Allowance for credit losses	(9,905)	(16,904)
Loans held-for-investment, net	1,773,087	2,240,864
Restricted cash	68,404	10,377
Other assets	9,572	14,803
Total Assets	$1,851,063	$2,266,044
Securitized debt obligations	$1,425,556	$1,677,619
Other liabilities	1,398	1,816
Total Liabilities	$1,426,954	$1,679,435

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
On April 22, 2022, the Company redeemed the GPMT 2018-FL1 CRE CLO, which at its redemption had $103.6 million of investment-grade bonds outstanding. The 8 loans or participation interests therein with an aggregate unpaid principal balance of $269.9 million held by the trust were refinanced in part by the expansion of one of the Company’s existing secured financing facilities.
The following table details the Company’s CRE CLO securitized debt obligations:

(dollars in thousands)	June 30, 2022			December 31, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,440	$613,325	L+3.7%	$621,409	$613,504	L+3.7%
Financing provided	502,564	498,677	L+1.7%	502,564	498,117	L+1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	763,654	757,609	L+3.9%	768,850	763,607	L+3.9%
Financing provided	625,772	625,698	L+1.7%	630,818	629,049	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets	472,508	470,557	L+4.0%	617,119	605,831	L+ 4.1%
Financing provided	301,310	301,181	L+2.0%	446,849	445,920	L+ 1.8%
GPMT 2018-FL1 CRE CLO
Collateral assets (4)	—	—		270,722	268,322	L+ 5.0%
Financing provided	—	—		104,532	104,532	L+ 2.8%
Total
Collateral assets	$1,857,602	$1,841,491	L+3.9%	$2,278,100	$2,251,264	L+ 4.0%
Financing provided	$1,429,646	$1,425,556	L+1.7%	$1,684,763	$1,677,618	L+ 1.8%
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
(2)Includes $29.6 million of restricted cash as of June 30, 2022. No restricted cash is included as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(3)Includes $38.8 million and $10.4 million of restricted cash as of June 30, 2022, and December 31, 2021, respectively. Yield on collateral assets is exclusive of restricted cash.
(4)During the three months ended June 30, 2022, the Company redeemed the GPMT 2018-FL1 CRE CLO. No restricted cash is included as of December 31, 2021.

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
The Company’s asset-specific financing facility is also collateralized by loans held-for-investment. The facility does not contain mark-to-market provisions and is generally term-matched to the underlying assets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
During the three months ended June 30, 2022, the Company voluntarily repaid the term financing facility in whole without prepayment premium. In connection with this repayment, the Company incurred a charge on early extinguishment of debt of approximately $(1.7) million, or $(0.03) per basic share, related to unamortized transaction costs.
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of June 30, 2022, and December 31, 2021:

	June 30, 2022
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2023	$581,440	$18,560	$600,000	$802,912	3.8%
Goldman Sachs Bank USA (3)	July 13, 2023	127,725	122,275	250,000	204,600	4.0%
JPMorgan Chase Bank (4)	June 28, 2024	177,228	172,772	350,000	276,366	3.7%
Citibank (5)	May 25, 2025	285,266	214,734	500,000	378,217	3.2%
Wells Fargo Bank (6)	June 28, 2023	100,000	—	100,000	151,265	3.4%
Total/Weighted Average		$1,271,659	$528,341	$1,800,000	$1,813,360
Asset-specific financings:
CIBC Bank USA	Term Matched	$43,622	$106,378	$150,000	$57,794	3.0%

	December 31, 2021
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2022	$230,982	$269,018	$500,000	$382,017	2.2%
Goldman Sachs Bank USA	July 13, 2023	81,227	168,773	250,000	111,811	2.6%
JPMorgan Chase Bank	June 28, 2022	104,215	345,785	450,000	188,838	2.3%
Citibank	January 9, 2023	202,944	297,056	500,000	285,767	1.8%
Wells Fargo Bank	June 28, 2022	57,917	42,083	100,000	86,409	2.3%
Total/Weighted Average		$677,285	$1,122,715	$1,800,000	$1,054,842
Asset-specific financings:
CIBC Bank USA	Term Matched	$43,622	$106,378	$150,000	$56,129	1.8%
Term financing facility:
Goldman Sachs Bank USA	February 14, 2025	$127,145	$—	$127,145	$329,256	3.7%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)During the three months ended June 30, 2022, the Company extended the maturity date to June 28, 2023, and increased the total capacity to $600 million.
(3)As of June 30, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)During the three months ended June 30, 2022, the Company extended the maturity date to June 28, 2024, and decreased the total capacity to $350 million.
(5)During the three months ended June 30, 2022, the Company extended the maturity date to May 25, 2025.
(6)During the three months ended June 30, 2022, the Company extended the maturity date to June 28, 2023.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At June 30, 2022, and December 31, 2021, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	June 30, 2022
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Term Financing Facility	Total Amount Outstanding
2022	$—	$43,622	$—	$43,622
2023	809,165	—	—	809,165
2024	177,228	—	—	177,228
2025	285,266	—	—	285,266
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$1,271,659	$43,622	$—	$1,315,281

	December 31, 2021
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Term Financing Facility (2)	Total Amount Outstanding
2022	$393,114	43,622	$—	$436,736
2023	284,171	—	—	284,171
2024	—	—	—	—
2025	—	—	127,145	127,145
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$677,285	$43,622	$127,145	$848,052
__________________
(1)Maturity date is term matched to the corresponding loans.
(2)Amount outstanding includes unamortized debt issuance costs.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at June 30, 2022, and December 31, 2021:

	June 30, 2022				December 31, 2021
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$581,440	$226,689	22%	0.99	$230,982	$155,446	15%	0.49
JPMorgan Chase Bank	177,228	101,319	10%	2.00	104,215	87,103	9%	0.49
Goldman Sachs Bank USA	127,725	77,215	7%	1.04	81,227	31,852	3%	1.53
Citibank	285,266	95,105	9%	2.90	202,944	85,631	8%	1.02
Wells Fargo Bank	100,000	52,841	5%	0.99	57,917	29,320	3%	0.49
Total	$1,271,659	$553,169			$677,285	$389,352
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2022:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2022, the Company’s unrestricted cash was $150.2 million, while 5.0% of the Company’s recourse indebtedness was $32.2 million.
•Tangible net worth must be greater than the sum of (i) 75.0% of the Company’s tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after June 28, 2017, which calculates to $931.7 million. As of June 30, 2022, the Company’s tangible net worth was $1.1 billion
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of June 30, 2022, the Company’s target asset leverage ratio was 68.9% and the Company’s total leverage ratio was 73.6%.
•Minimum interest coverage must be greater than 1.5:1.0. As of June 30, 2022, the Company’s minimum interest coverage was 1.8:1.0.
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of its business. The Company was in compliance with all of its financial covenants as of June 30, 2022, and December 31, 2021, and intends to continue to operate in a manner which complies with all of its financial covenants.
Note 6. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in December 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2022, the notes had a conversion rate of 51.9943 shares of common stock per $1,000 principal amount of the notes.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in October 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2022, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of June 30, 2022, and December 31, 2021, was $273.8 million and $272.9 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the Convertible Senior Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cash coupon	$4,119	$4,119	$8,238	$8,238
Amortization of issuance costs	453	425	880	824
Total interest expense	$4,572	$4,544	$9,118	$9,062

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the carrying value of the Convertible Senior Notes:
December 2022 Convertible Senior Notes

(in thousands)	June 30, 2022	December 31, 2021
Principal outstanding	$143,750	$143,750
Less: Unamortized issuance costs	(413)	(875)
Net carrying value	$143,337	$142,875

October 2023 Convertible Senior Notes

(in thousands)	June 30, 2022	December 31, 2021
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(1,115)	(1,533)
Net carrying value	$130,485	$130,067

Note 7. Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock
Senior Secured Term Loan Facilities
On September 25, 2020, the Company, as a guarantor, and certain of its subsidiaries, as borrowers, entered into a five-year senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC, or PIMCO, providing for up to $300.0 million of senior secured term loan facilities. On September 28, 2020, the Company borrowed $225.0 million under the initial term loan facility. The senior secured term loan facilities had a maturity date of September 25, 2025.
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
During the three months ended June 30, 2022, the Company fully prepaid the remaining $100.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $105.7 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, the Company realized a charge on early extinguishment of debt of approximately $(11.3) million, or $(0.21) per basic share, comprised of the prepayment penalty and a charge-off of unamortized discount including transaction costs.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The table below summarizes the net carrying amount of the senior secured term loan facilities:

(in thousands)	June 30, 2022	December 31, 2021
Principal outstanding	$—	$150,000
Less: Unamortized debt discount and issuance costs	—	(10,120)
Net carrying value	$—	$139,880
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of June 30, 2022, the Company held $1.1 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $2.0 million as of December 31, 2021. In addition, as of June 30, 2022, the Company held $68.4 million in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs, compared to $10.4 million as of December 31, 2021.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$150,192	$191,931
Restricted cash	69,492	12,362
Total cash, cash equivalents and restricted cash	$219,684	$204,293
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Recurring Fair Value
As of June 30, 2022, and December 31, 2021, the Company held no assets or liabilities measured at fair value on a recurring basis.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from establishing allowances for collateral-dependent assets under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. For collateral-dependent loans that are identified as impaired, the Company measures allowance for credit losses by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the respective loan. To estimate the fair value of the underlying collateral the Company may (i) use certain valuation techniques which, among others, may include a discounted cash flow method of valuation, or (ii) by obtaining a third-party independent assessment of value such as an appraisal or other opinion of value. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
During the three months ended June 30, 2022, the Company maintained its risk rating of “5” on one, and assigned a risk rating of “5” to another, of its loans held-for-investment during the quarterly risk rating process. As of June 30, 2022, the first loan had an aggregate outstanding principal balance of $114.1 million and an aggregate carrying value of $99.5 million, and the second loan had an aggregate outstanding principal balance of $93.8 million and an aggregate carrying value of $89.3 million. The Company recorded a CECL reserve on the second loan based on its estimation of the fair value of the loan’s underlying property collateral, less costs to sell, as of June 30, 2022. These loans held-for-investment are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value on the loan with an aggregate outstanding principal balance of $114.1 million and an aggregate carrying value of $99.5 million include the exit capitalization rate and discount rate assumptions used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.50% to 7.00%, and from 9.00% to 9.50%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value for financial instruments:
•Loans held-for-investment are carried at cost, net of any unamortized acquisition premiums or discounts, loan fees, origination costs and allowance for credit losses, as applicable. The Company estimates the fair value of its loans held-for-investment by assessing any changes in market interest rates, credit spreads for loans of comparable risk as corroborated by inquiry of other market participants, shifts in credit profiles and actual operating results, taking into consideration such factors as underlying property type, property competitive position within its market, market and submarket fundamentals, tenant mix, nature of business plan, sponsorship, extent of leverage and other loan terms. The Company categorizes the fair value measurement of these assets as Level 3.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2022. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior secured term loan facilities at the carrying value thereof as of December 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2. The senior secured term loan facilities were paid off in full as of June 30, 2022.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,830,014	$3,818,893	$3,741,308	$3,771,216
Cash and cash equivalents	$150,192	$150,192	$191,931	$191,931
Restricted cash	$69,492	$69,492	$12,362	$12,362
Liabilities
Repurchase facilities	$1,271,659	$1,271,659	$677,285	$677,285
Securitized debt obligations	$1,425,556	$1,412,095	$1,677,619	$1,681,514
Asset-specific financings	$43,622	$43,622	$43,622	$43,622
Term financing facility	$—	$—	$127,145	$127,145
Convertible senior notes	$273,822	$270,374	$272,942	$278,554
Senior secured term loan facilities	$—	$—	$139,880	$139,880
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2022:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of June 30, 2022.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of June 30, 2022, and December 31, 2021, the Company had unfunded loan commitments of $358.7 million and $403.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. Due to the COVID-19 pandemic and its impact on the global and U.S. economies, generally, and the U.S. commercial real estate market, specifically, the pace of lease-related or capital improvement expenditures may be slower than otherwise expected, and the pace of associated future fundings relating to these capital needs accordingly may be similarly slower; however, the exact timing and amounts are uncertain. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset. As a result of the COVID-19 pandemic and the increased degree of uncertainty it has created, the Company’s financing agreement counterparties may be less likely to finance its future loan funding commitments than they were prior to the COVID-19 pandemic.
As of June 30, 2022, the Company recognized $2.8 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 11. Preferred Stock
Temporary Equity
The Company’s 10% cumulative redeemable preferred stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, senior to the rights of holders of the Company’s common stock and on parity with the Company’s 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. The holders of the 10% cumulative redeemable preferred stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the 10% cumulative redeemable preferred stock. Such dividends accrue on a daily basis and are cumulative from and including the initial issue date of the 10% cumulative redeemable preferred stock of June 28, 2017.
The Company currently has the option to redeem the 10% cumulative redeemable preferred stock at a redemption price of $1,000 per share, plus any accrued and unpaid dividends. At any time after six years from the initial issue date, the Company will, at the request of any 10% cumulative redeemable preferred stockholder, repurchase the holder’s 10% cumulative redeemable preferred stock at a price of $1,000 per share, plus any accrued and unpaid dividends.
During the three and six months ended June 30, 2022, the Company declared dividends to the 10% cumulative redeemable preferred stockholder of $25,000 and $50,000, respectively. During the three and six months ended June 30, 2021, the Company declared dividends to the 10% cumulative redeemable preferred stockholder of $25,000 and $50,000, respectively.
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
Issuance of 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (Series A Preferred Stock)
On November 30, 2021, and December 10, 2021, the Company received total net proceeds of $110.5 million from the issuance of 4,596,500 shares of Series A Preferred Stock, or the Initial Series A Preferred Stock Shares, after deducting the underwriting discount of $3.6 million and issuance costs of $0.8 million. The Series A Preferred Stock is currently listed on the NYSE under the symbol “GPMT PrA”.

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
The first dividend on the Initial Series A Preferred Stock Shares was payable on January 18, 2022, and covered the period from, and including, November 30, 2021, to, but not including, January 15, 2022, and was in the amount of $0.15069 per share. The first dividend on the Additional Series A Preferred Stock Shares was payable on April 15, 2022, and covered the period from, and including, January 15, 2022, to, but not including, April 15, 2022, and was in the amount of $0.4375 per share. During the three months ended June 30, 2022, on June 16, 2022, the Company declared a dividend in the amount of $0.4375 per share.
On and after November 30, 2026, the Company, at its option, upon not fewer than 30 days’ nor more than 60 days’ written notice, may redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon to, but excluding, the date fixed for redemption.
Upon the occurrence of a Change of Control event (as defined in the Articles Supplementary designating the Series A Preferred Stock, or the Articles Supplementary), the Company may, at its option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A Preferred Stock, in whole or in part, within 120 days on or after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date, without interest.
Holders of Series A Preferred Stock do not have any voting rights except as set forth in the Articles Supplementary.
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock from March 31, 2020, through June 30, 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2022
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.50
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.25
September 15, 2021	October 1, 2021	October 19, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
			$1.00
2020
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
			$0.65

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Share Repurchases
On December 16, 2021, the Company announced that its board of directors had increased the Company’s share repurchase authorization to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three and six months ended June 30, 2022, the Company repurchased 1,539,134 shares of its common stock for an aggregate cost of $15.7 million. During the three and six months ended June 30, 2021, the Company repurchased 300,891 shares of its common stock for an aggregate cost of $4.3 million. As of June 30, 2022, there remained 1,159,254 shares authorized for repurchase.
The Company has also authorized the repurchase of shares of restricted stock granted to employees and directors for tax withholding purposes. During the six months ended June 30, 2022, and 2021, the Company repurchased from employees and directors 69,039 and 115,053 shares of its common stock, respectively, for an aggregate cost of $0.8 million and $1.2 million, respectively. During the three months ended June 30, 2021, the Company repurchased from directors 17,628 shares of its common stock for an aggregate cost of $0.3 million. No shares were repurchased from employees or directors for the three months ended June 30, 2022.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of June 30, 2022, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three and six months ended June 30, 2022, or the three and six months ended June 30, 2021.
Warrants to Purchase Common Stock
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for details on warrants to purchase shares of the Company’s common stock.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A preferred stock from June 30, 2020, through June 30, 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 16, 2022	July 1, 2022	July 15, 2022	$0.43750
March 17, 2022	April 1, 2022	April 15, 2022	$0.43750
December 16, 2021	December 31, 2021	January 18, 2022	$0.15069
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of June 30, 2022, the Company had 7,250,000 shares of common stock available for future issuance under the 2022 Plan.
With the adoption of the 2022 Plan, no new equity awards may be granted under the Company’s 2017 Equity Incentive Plan, or the 2017 Plan, but previously-granted restricted stock, RSUs and PSUs remain outstanding under the 2017 Plan. As of June 30, 2022, the Company had 1,977,927 shares of common stock available for future issuance under the 2017 Plan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company accounts for equity-based awards under ASC 718 - Compensation - Stock Compensation, which requires the Company to expense the cost of services received in exchange for equity-based awards based on the grant-date fair value of the awards. This expense is recognized ratably over the requisite service period following the date of grant. The fair value of awards of the Company’s restricted stock and RSUs is typically equivalent to the closing stock price on the grant date. The unrecognized compensation cost relating to such awards is recognized as an expense over the awards’ remaining vesting periods.
As of June 30, 2022, there was $0.3 million of total unrecognized compensation cost for awards of restricted stock that will be recognized over the grants’ remaining weighted average vesting period of 1.1 years. For the three and six months ended June 30, 2022, the Company recognized $0.1 million and $0.4 million of compensation expense associated with these awards, respectively, compared to $0.5 million and $1.4 million for the three and six months ended June 30, 2021, respectively, within compensation and benefits expense on the condensed consolidated statements of income.
As of June 30, 2022, there was $8.8 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants’ remaining weighted average vesting period of 2.0 years. For three and six months ended June 30, 2022, the Company recognized $1.5 million and $2.8 million of compensation expense associated with these awards, respectively, compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2021, repectively, within compensation and benefits expense on the condensed consolidated statements of income.
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
As of June 30, 2022, there was $5.3 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 2.0 years. For the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.9 million of compensation expense associated with these awards, respectively, compared to $0.3 million for the six months ended June 30, 2021, within compensation and benefits expenses on the condensed consolidated statements of income. No compensation expense was recognized for PSU awards during the three months ended June 30, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the three and six months ended June 30, 2022:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2021	264,662	933,283	347,896	$12.48
Granted	—	463,292	312,538	$11.84
Vested	(103,038)	(173,181)	—	$13.16
Forfeited	(69,039)	—	—	$18.87
Outstanding at March 31, 2022	92,585	1,223,394	660,434	$11.92
Granted	—	59,898	—	$11.06
Vested	—	(44,853)	—	$14.77
Forfeited	—	—	—	$—
Outstanding at June 30, 2022	92,585	1,238,439	660,434	$11.83

Below is a summary of restricted stock, RSU and PSU vesting dates as of June 30, 2022:

Vesting Year	Restricted Stock	RSUs	PSUs	Total Awards
2022	—	—	—	—
2023	92,585	387,508	347,896	827,989
2024	—	327,625	312,538	640,163
2025	—	523,306	—	523,306
Total	92,585	1,238,439	660,434	1,991,458
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. As of June 30, 2022, the Company distributed 100% of its REIT taxable income for the taxable years ended December 31, 2021, and 2020, in part with dividends paid in the subsequent year, and has complied with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to common stockholders - basic	$(17,356)	$14,244	$(16,345)	$42,210
Interest expense attributable to convertible notes	—	—	—	9,062
Net (loss) income attributable to common stockholders - diluted	$(17,356)	$14,244	$(16,345)	$51,272
Denominator:
Weighted average common shares outstanding	53,419,420	54,697,711	53,561,518	54,714,239
Weighted average restricted stock shares	92,585	312,021	122,057	359,078
Basic weighted average shares outstanding	53,512,005	55,009,732	53,683,575	55,073,317
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	—	—	14,065,946
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	—	1,101,306	—	1,009,704
Effect of dilutive shares issued in an assumed exercise of warrants issued in conjunction with the senior secured term loan facilities	—	2,415,947	—	2,415,947
Diluted weighted average shares outstanding	53,512,005	58,526,985	53,683,575	72,564,914
(Loss) earnings per share
Basic	$(0.32)	$0.26	$(0.30)	$0.77
Diluted	$(0.32)	$0.24	$(0.30)	$0.71

For the three and six months ended June 30, 2022, and three months ended June 30, 2021, excluded from the calculation of diluted earnings per share is the effect of adding back $4.6 million, $9.1 million and $4.5 million, respectively, of interest expense and 14,065,946 of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the conversion of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three and six months ended June 30, 2021, an additional 1,101,306 and 1,009,704 weighted-average unvested RSUs, respectively, were included in the dilutive earnings per share denominator. For the three and six months ended June 30, 2022, excluded from the calculation of diluted earnings per share is 280,682 and 293,707 weighted-average unvested RSUs, respectively, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the conversion of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three and six months ended June 30, 2022, no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. The Company did not have any PSUs outstanding as of June 30, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
In conjunction with entering into the senior secured term loan credit agreement and the warrants described in Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the senior secured term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s condensed consolidated statements of cash flows. For the three and six months ended June 30, 2021, these adjustments totaled $0.3 million and $0.5 million, respectively. Additionally, the computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming the exercise of warrants issued in conjunction with entering into the senior secured term loan credit agreement. The number of incremental shares is calculated by applying the treasury stock method. For the three and six months ended June 30, 2021, the additional 2.4 million shares attributable to the warrants were included in the computation of diluted earnings per share. The Company did not have any warrants outstanding as of June 30, 2022.
Note 16. Subsequent Events
Events subsequent to June 30, 2022, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
Recent Developments
COVID-19 Pandemic
As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact, including contributing to significant volatility in financial markets. The longer-term macroeconomic effects of the COVID-19 pandemic on global supply chains, inflation, labor shortages and wage increases, as well as any potential fiscal and monetary policy responses, may continue to impact many industries, including those related to the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. In addition, the pandemic continues to disrupt global supply chains and cause labor shortages and has added to broad inflationary pressures, all of which could negatively impact our borrowers’ ability to execute on the business plans on their properties and potentially affect their ability to perform under the terms of their loan agreements. In response to the inflationary pressures, the Federal Reserve has begun raising interest rates and has indicated it anticipates further interest rate increases. Such increases in interest rates may increase our interest expense, which may not be fully offset by any increases in interest income, and may also slow the pace of loan repayments and increase the number of borrowers who seek extension of term on their loans.
Interest Rates
Until recently, interest rates have remained at relatively low levels and the Federal Reserve maintained the federal funds rate target range at 0.00% to 0.25% for much of 2020 and 2021. However, in response to the inflationary pressures, earlier in 2022 the Federal Reserve has begun raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it anticipates further increases in interest rates throughout 2022 and into 2023. Additionally, driven by the shift in Federal Reserve interest rate policy, the general level of interest rates in the market has increased. Such increases in interest rates may increase our interest expense, which may not be fully offset by any increases in interest income, and may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The potential ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.
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

As of June 30, 2022, 87.8% of our loans by carrying value earned a floating rate of interest indexed to LIBOR, and 11.0% to SOFR. As of June 30, 2022, 57.3% of our outstanding financing arrangements (excluding our convertible notes) bear interest indexed to LIBOR, and 42.7% to SOFR. All of these arrangements provide procedures for determining an alternative base rate when LIBOR is discontinued. As of June 30, 2022, the one-month SOFR was 1.69% and one-month US LIBOR was 1.79%. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of the LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act of 1934, as amended, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular those relating to the COVID-19 pandemic. Our expectations, beliefs and estimates are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will prove to be correct or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2021, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
Important factors that may affect our actual results include, among others:
•the severity and duration of the ongoing COVID-19 pandemic, including new variants;
•the negative impacts related to COVID-19 on the global economy and on our financial condition, business operations and our loan portfolio, including the value of our assets, as well as the financial condition and operations of our borrowers;
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
•accelerating inflationary trends, spurred by multiple factors including high commodity prices, a tight labor market and low residential vacancy rates, may result in further interest rate increases and lead to increased market volatility;
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
Second Quarter 2022 Activity
Operating Results:
•GAAP net loss attributable to common stockholders of $(17.4) million, or $(0.32) per basic share, mainly reflecting a loss on early extinguishment of debt of $(13.0) million and an increase in CECL reserves of $(13.6) million.
•Distributable Earnings of $11.7 million, or $0.22 per basic share, which excludes the $(13.6) million increase in CECL reserve net of the $0.5 million recovery of amounts previously written off, $(1.9) million of non-cash equity compensation expense, and the $(13.0) million loss on early extinguishment of debt.
•Book value per share of common stock of $16.01 inclusive of $(0.96) per share of total CECL reserve.
•Declared aggregate common stock dividends of $13.4 million, or $0.25 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Originated five loans with total commitments of $202.1 million and total principal balance of $168.7 million.
•Funded $43.0 million of principal balance on prior loan commitments.
•Realized loan repayments, principal paydowns and principal amortization of $120.1 million.
•Maintained a portfolio of 104 loan investments with a weighted average stabilized loan to value ratio, or LTV, at origination of 63.1%, and a weighted average all-in yield at origination of L+/S+4.07%.
•Collected 100% of contractual interest payments during the three months ended June 30, 2022, inclusive of loan modifications and two loans on nonaccrual status. Deferred, and added to the principal, $0.5 million of interest income related to a loan that had been modified.
Corporate Financing Activity:
•Repaid the remaining $100.0 million of borrowings under the senior secured term loan facilities.
•Repaid the remaining $129.1 million of borrowings outstanding under the term financing facility with Goldman Sachs Bank USA.
•Redeemed the GPMT 2018-FL1 CRE CLO, which at its redemption had $103.6 million of investment-grade bonds outstanding.
•Entered into a modification on the Morgan Stanley Bank repurchase financing facility to increase the maximum facility capacity amount up to $600.0 million as well as extend the maturity date of the facility to June 28, 2023.
•Extended maturities of the Wells Fargo, JPMorgan and Citibank repurchase financing facilities to June 28, 2023, June 28, 2024, and May 25, 2025, respectively.
•Accretively repurchased over 1.5 million shares of common stock at an average price of $10.18 for a total of $15.7 million.
Available Liquidity
•At June 30, 2022, we had unrestricted cash of $150.2 million, a portion of which is subject to certain liquidity covenants.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a U.S. generally accepted accounting principles, or GAAP, basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended June 30, 2022, we recorded GAAP loss per basic share of $(0.32), declared a cash dividend of $0.25 per share of common stock and reported Distributable Earnings of $0.22 per basic share. Our book value as of June 30, 2022, was $16.01 per share of common stock, inclusive of $(0.96) of total Current Expected Credit Loss, or CECL, reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted (loss) earnings per share and dividends declared per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(13,731)	$14,269	$(16,345)	$42,210
Weighted average number of common shares outstanding	53,512,005	55,009,732	53,683,575	55,073,317
Weighted average number of diluted shares outstanding	53,512,005	58,526,985	53,683,575	72,564,914
Basic (loss) earnings per basic common share	$(0.32)	$0.26	$(0.30)	$0.77
Diluted (loss) earnings per basic common share	$(0.32)	$0.24	$(0.30)	$0.71
Dividend declared per common share	$0.25	$0.25	$0.50	$0.50

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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three and six months ended June 30, 2022, we recorded provision for credit losses of $(13.6) million and $(17.3) million, respectively, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. Pursuant to our existing policy for reporting Distributable Earnings referenced above, during the three months ended June 30, 2022, we recorded a $0.5 million recovery of amounts previously written off in a prior period on a discounted payoff. Additionally, during the six months ended June 30, 2022, we recorded a $(10.1) million write-off on a loan sale, which we included in Distributable Earnings because we did not collect all amounts due at the time the loan was sold. During the three and six months ended June 30, 2022, we recorded a $(13.0) million and $(18.8) million, respectively, loss on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time expenses pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.

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
The following table provides a reconciliation of GAAP net (loss) income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2022	2021	2022	2021
Reconciliation of GAAP net (loss) income to Distributable Earnings:
GAAP net (loss) income attributable to common stockholders	$(17,356)	$14,244	$(16,345)	$42,210
Adjustments for non-distributable earnings:
Provision for (benefit from) credit losses	13,627	(193)	17,315	(9,312)
Write-off on loan sale	—	—	(10,107)	—
Recovery of amounts previously written off	512	—	512	—
Loss on extinguishment of debt	13,032	—	18,823	—
Non-cash equity compensation	1,906	1,639	4,077	3,526
Distributable Earnings	$11,721	$15,690	$14,275	$36,424
Distributable Earnings per basic share of common stock	$0.22	$0.29	$0.27	$0.66
Basic weighted average common shares - Distributable Earnings	53,512,005	55,009,732	53,683,575	55,073,317
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

(in thousands, except share data)	June 30, 2022	December 31, 2021
Stockholders’ equity	$1,043,709	$1,013,058
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(114,913)
Common stockholders’ equity	$837,971	$898,145
Shares:
Common stock	52,258,404	53,524,803
Restricted stock	92,585	264,662
Total outstanding	52,350,989	53,789,465
Book value per share of common stock	$16.01	$16.70
Book value per share as of June 30, 2022, includes the impact of an estimated allowance for credit losses of $(50.1) million, or $(0.96) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.

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
Interest-earning assets include our 100% loan investment portfolio. At June 30, 2022, our portfolio was comprised of 104 loans, of which 102 were senior first mortgage loans totaling $4.2 billion of commitments with an unpaid principal balance of $3.9 billion, and two were subordinated loans totaling $14.2 million in commitments and unpaid principal balance. During the three months ended June 30, 2022, we collected 100% of the contractual interest payments that were due under our loan agreements, after taking into consideration certain loans that have been modified mainly due to the impact of the COVID-19 pandemic and two loans on nonaccrual status. At June 30, 2022, the weighted average risk rating of our loan portfolio was 2.5, weighted by total unpaid principal balance, as compared to 2.5 at March 31, 2022, and 2.6 at December 31, 2021.
During the three months ended June 30, 2022, we originated five loans with a total loan commitment amount of $202.1 million, of which $168.7 million was funded at origination. Other loan fundings included $43.0 million of additional fundings made under existing loan commitments. Proceeds from loan repayments and principal amortization totaled $120.1 million. We generated interest income of $49.3 million and incurred interest expense of $27.3 million, which resulted in net interest income of $21.9 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details.
The following table details our loan activity by unpaid principal balance for the three months ended June 30, 2022, and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021
Loan originations	$168,741	$163,363
Other loan fundings (1)	$42,979	$30,434
Deferred interest capitalized	$525	$4,041
Loan repayments (2)	$(120,107)	$(422,969)
Total loan activity, net	$92,138	$(225,131)
___________________
(1) Additional fundings made under existing loan commitments and upsizing of loans.
(2) Includes repayment of deferred interest capitalized.

The following table details overall statistics for our investment portfolio as of June 30, 2022:

(dollars in thousands)
Portfolio Summary
Number of loans	104
Total loan commitments	$4,248,184
Unpaid principal balance	$3,889,479
Unfunded loan commitments	$358,705
Carrying value	$3,830,014
Weighted-average cash coupon	L+/S+3.51%
Weighted-average all-in yield	L+/S+4.07%
Stabilized LTV at origination	63.1%

The following table provides detail of our portfolio as of June 30, 2022:

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/15	$120.0	$120.0	$117.6	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	93.8	89.3	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/18	114.1	114.1	99.5	L+3.34%	L+4.27%	2.0	CA	Retail	50.7%	55.9%
Senior	12/19	111.1	102.4	101.1	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	08/19	100.3	92.7	91.1	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	12/18	96.5	84.3	82.3	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	07/19	94.0	83.2	82.9	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.9	86.5	86.2	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	01/20	81.9	69.0	68.7	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.7	81.4	80.6	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/19	76.8	76.8	75.8	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	12/16	71.8	68.6	68.2	S+4.65%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	11/17	65.7	65.7	64.7	L+4.45%	L+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/19	65.2	57.9	57.5	L+2.80%	L+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	60.9	60.4	L+3.00%	L+3.39%	3.0	LA	Multifamily	68.8%	68.6%
Senior	09/19	60.2	60.2	60.2	L+3.00%	L+3.63%	2.0	TX	Office	64.7%	59.0%
Senior	12/18	60.1	58.0	57.8	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/21	55.5	51.4	50.3	L+3.15%	L+3.42%	3.0	CO	Multifamily	78.2%	74.7%
Senior	05/22	55.5	38.2	37.5	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior	05/19	55.4	49.4	49.2	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	06/19	54.1	51.6	51.5	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	11/21	52.8	46.6	45.9	L+3.40%	L+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	46.7	45.8	L+4.32%	L+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	48.7	47.9	L+5.00%	L+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	02/20	50.2	45.8	45.0	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	35.9	35.7	L+3.25%	L+4.13%	3.0	IL	Office	47.9%	56.1%
Senior	03/22	49.9	46.9	46.1	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	08/19	48.2	44.6	43.5	L+3.70%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	12/15	47.5	47.5	47.4	L+4.50%	L+4.87%	4.0	PA	Office	74.5%	67.5%
Senior	07/21	46.4	45.4	45.0	L+3.69%	L+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	43.0	42.2	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	06/18	46.0	46.0	46.0	L+3.60%	L+4.06%	3.0	WY	Hotel	67.4%	62.3%
Senior	08/21	45.8	45.4	45.0	L+3.16%	L+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	08/18	45.7	45.7	45.7	L+3.33%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Senior	09/21	44.3	38.7	38.2	L+3.30%	L+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	08/17	43.5	43.5	40.7	L+4.24%	L+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	02/22	42.4	42.4	41.7	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	12/17	40.9	38.5	38.4	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	07/16	40.5	40.5	40.5	L+2.93%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	04/22	40.2	36.3	35.9	S+4.65%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	05/21	38.9	26.6	25.3	L+3.28%	L+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	34.8	34.7	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	11/18	37.1	36.9	36.8	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/19	36.5	33.7	33.4	L+3.28%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	07/19	36.2	36.2	36.1	L+3.70%	L+4.43%	3.0	NJ	Hotel	47.8%	54.6%
Senior	03/20	34.9	19.0	18.3	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	05/17	34.8	31.4	31.1	L+5.35%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	10/19	34.4	25.3	25.3	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	12/18	34.2	32.9	32.2	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.8	29.7	S+4.51%	S+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	10/19	33.7	26.1	26.1	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	08/19	33.5	29.3	29.2	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	28.6	27.8	L+3.18%	L+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/16	33.2	33.2	33.1	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	10/21	32.2	32.2	32.0	L+3.15%	L+3.43%	3.0	AR	Multifamily	63.1%	63.1%
Senior	03/19	32.1	28.6	28.5	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	29.9	29.9	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	06/18	32.0	27.3	27.2	L+4.07%	L+4.75%	3.0	OH	Hotel	70.6%	57.4%

Senior	04/22	31.7	26.5	26.1	S+3.35%	S+3.73%	3.0	GA	Multifamily	75.1%	67.1%
Senior	11/19	31.1	31.1	31.1	L+2.75%	L+3.27%	2.0	IL	Multifamily	72.7%	72.7%
Senior	05/18	29.4	29.4	28.6	S+5.00%	S+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	05/17	29.0	27.8	27.7	L+4.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	04/22	28.5	25.7	25.3	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/20	28.0	23.0	22.9	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	11/19	27.7	20.3	20.3	L+3.18%	L+3.64%	3.0	CA	Office	61.7%	62.8%
Senior	01/19	27.6	26.9	26.8	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	27.2	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	07/17	27.3	27.3	27.2	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	03/22	27.2	22.9	22.3	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	06/17	27.0	24.0	24.0	L+3.83%	L+5.24%	3.0	CA	Hotel	54.7%	48.6%
Senior	01/19	27.0	24.6	24.5	L+3.15%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.3	26.1	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	25.9	24.6	24.1	L+4.00%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	10/21	25.7	25.7	25.3	L+3.15%	L+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	09/18	25.1	22.0	21.9	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.5	L+3.30%	L+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	22.5	22.3	L+3.18%	L+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	09/17	24.4	21.4	21.3	L+4.90%	L+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	12/21	24.4	20.4	20.3	L+3.86%	L+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	07/19	24.0	20.9	20.8	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/15	23.8	23.8	23.2	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	05/21	23.3	16.9	16.7	L+3.50%	L+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/22	22.9	19.4	19.2	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	06/18	22.8	18.4	18.3	L+4.21%	L+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	22.2	22.1	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	06/19	21.5	21.5	21.4	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	07/21	21.4	21.4	21.1	L+3.25%	L+3.63%	3.0	GA	Multifamily	77.0%	68.7%
Senior	10/18	21.4	21.2	20.9	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	03/19	21.1	20.8	20.7	L+2.93%	L+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.9	19.9	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	20.6	18.5	18.3	L+3.99%	L+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	01/18	19.3	17.6	17.6	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	10/18	19.2	17.0	17.0	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	11/18	19.0	16.7	16.6	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	08/17	17.5	14.5	14.4	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	06/21	16.7	13.5	13.3	L+3.35%	L+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/18	15.4	11.1	11.0	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	15.2	11.6	11.6	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/21	14.4	14.0	13.9	L+3.65%	L+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	13.9	13.9	13.1	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.7	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	11/15	0.4	0.4	—	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Total/Weighted Average		$4,248.2	$3,889.5	$3,830.0	L+/S+3.51%	L+/S+4.07%	3.1			66.1%	63.1%
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
The map and charts below illustrate the geographic distribution and types of properties securing our portfolio as of June 30, 2022:

MN, 4.3%
WI, 0.5%
MI, 0.1%
NY, 9.5%
MA, 5.0%
CT, 1.7%
WY, 1.2%
PA, 3.9%
NJ, 2.9%
IL, 7.3%
IN, 0.3%
OH, 1.3%
CA, 12.1%
CO, 4.0%
KS, 0.6%
MO, 0.6%
VA, 2.4%
KY, 1.8%
TN, 3.4%
NC, 1.5%
AZ, 1.4%
OK, 0.6%
AR, 0.8%
SC, 0.7%
AL, 1.4%
GA, 5.2%
TX, 14.6%
LA, 5.1%
FL, 5.4%
HI, 0.4%

Portfolio Management and Credit Quality
We actively manage each loan investment from closing and initial funding through final repayment and assess the risk of credit deterioration by quarterly evaluating the performance of the underlying collateral properties. We also evaluate the macroeconomic environment, prevailing real estate fundamentals and local property market dynamics. Typically, our loan documents allow us, among other things, to receive regular property, borrower and guarantor financial statements; approve annual budgets and major tenant leases; and enforce loan covenants and remedies. In addition, we work with Trimont Real Estate Advisors LLC, one of the leading commercial real estate loan servicers, which provides us with a fully-dedicated and experienced team to increase efficiency and leverage our internal resources in servicing and asset managing our loan investments. Our internal team retains authority on all asset management decisions.
We maintain strong relationships and an active asset management dialogue with our borrowers. We have leveraged those strong relationships to minimize the negative impacts of the COVID-19 pandemic on our portfolio, particularly in respect of the properties securing loans in our portfolio experiencing COVID-19-related business interruptions and pressure on operating cash flows. While we generally believe that the principal amount of our loans is sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
In addition to ongoing asset management, we review our entire portfolio quarterly, assess the performance of each loan and assign it a risk rating on a scale between “1” and “5,” from least risk to greatest risk, respectively. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding the risk rating methodology we use for our portfolio.
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	June 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	8	$292,285	$291,458	9	$245,939	$245,042
2	59	2,083,389	2,060,713	58	2,002,008	1,983,615
3	27	869,253	861,050	25	747,631	739,343
4	8	436,641	427,954	11	633,153	627,938
5	2	207,911	188,839	2	168,094	145,370
Total	104	$3,889,479	$3,830,014	105	$3,796,825	$3,741,308
Other Portfolio Developments
During the three months ended June 30, 2022, a first mortgage loan with a principal balance of $93.8 million collateralized by an office property located in San Diego, CA, was downgraded to a risk rating of “5” as a result of the collateral property’s operating performance being adversely affected by the ongoing office leasing market challenges related to the COVID-19 pandemic. We have determined that the recovery of the loan principal is collateral-dependent. Accordingly, this loan was assessed individually, and we have elected to apply a practical expedient in accordance with “Financial Instruments – Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. At June 30, 2022, we recorded an allowance for credit loss of $4.5 million on the unpaid principal balance of this loan based on our estimate of fair value using the estimated proceeds available from the borrower’s sale of the collateral property less the estimated cost to sell the property. Additionally, as of June 30, 2022, we placed this loan on nonaccrual status.
During 2021, we entered into a loan modification related to a retail asset located in Pasadena, CA, which was classified as troubled debt restructuring under GAAP. This modification included, among other changes, a partial deferral of the loan’s contractual interest payments due to the collateral property’s cash flows and operating performance being adversely affected by the ongoing effects of the COVID-19 pandemic. This loan had also been previously modified. At June 30, 2022, this first mortgage loan had an outstanding principal balance of $114.1 million, and during the three and six months ended June 30, 2022, was maintained at a risk rating of “5”. We have determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, this loan was assessed individually, and we elected to apply a practical expedient in accordance with ASU 2016-13. At June 30, 2022, we recorded an allowance for credit loss of $14.1 million on this loan based on our estimate of fair value of the loan’s underlying collateral using the discounted cash flow method of valuation less the estimated cost to foreclose and sell the property. The estimation of the fair value of the collateral property also involved using various Level 3 inputs, which were in part developed based on discussions with various market participants and management’s best estimates as of the valuation date and required significant judgment. Additionally, during 2021, we placed this loan on nonaccrual status and reversed $0.3 million of interest income. This loan’s maturity date has passed without the loan being paid off. We are evaluating, and at any given time may be pursuing, a variety of potential options with respect to the resolution of this loan, which, among others, may include a foreclosure, negotiated deed-in-lieu of foreclosure, a sale of the underlying collateral property or a sale of the loan.

Portfolio Financing
As of June 30, 2022, our portfolio financing consisted of repurchase facilities collateralized by loans held-for-investment, securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs and an asset-specific financing facility collateralized by loans held-for-investment. Our non-mark-to-market financing sources accounted for approximately 53.6% of portfolio loan-level financing as of June 30, 2022.
The following table details our portfolio loan-level financing as of June 30, 2022, and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
CRE CLOs	$1,425,556	$1,677,619
Term financing facility	—	127,145
Asset-specific financing facility	43,622	43,622
Total non-mark-to-market financing	1,469,178	1,848,386
Secured repurchase agreements	1,271,659	677,285
Total portfolio financing	$2,740,837	$2,525,671

The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility and the CRE CLOs as of June 30, 2022, and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Loans held-for-investment	$3,644,240	$3,681,089
Restricted cash	69,492	12,362
Total	$3,713,732	$3,693,451

Secured Repurchase Agreements
As of June 30, 2022, we had repurchase facilities in place with five counterparties (lenders) with aggregate outstanding borrowings of $1.3 billion, which financed a portion of our loans held-for-investment. As of June 30, 2022, the weighted average borrowing rate on our repurchase facilities was 3.7%, the weighted average advance rate was 70.4%, and the term to maturity ranged from 363 days to approximately 2.9 years, with a weighted average remaining maturity of 1.6 years.

The table below details our secured repurchase facilities as of June 30, 2022:

	June 30, 2022
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank (2)	June 28, 2023	No	$581,440	$18,560	$600,000
Goldman Sachs Bank USA (3)	July 13, 2023	No	$127,725	$122,275	$250,000
JPMorgan Chase Bank (4)	June 28, 2024	No	$177,228	$172,772	$350,000
Citibank (5)	May 25, 2025	No	$285,266	$214,734	$500,000
Wells Fargo Bank (6)	June 28, 2023	No	$100,000	$—	$100,000

(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)During the three months ended June 30, 2022, the Company extended the maturity date to June 28, 2023, and increased the total capacity to $600 million.
(3)As of June 30, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)During the three months ended June 30, 2022, the Company extended the maturity date to June 28, 2024, and decreased the total capacity to $350 million.
(5)During the three months ended June 30, 2022, the Company extended the maturity date to May 25, 2025.
(6)During the three months ended June 30, 2022, the Company extended the maturity date to June 28, 2023.

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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through CRE CLOs. At June 30, 2022, we had three CRE CLOs outstanding: GPMT 2021-FL4, GPMT 2021-FL3 and GPMT 2019-FL2, totaling $1.4 billion of outstanding borrowings, financing 55 of our existing first mortgage loan investments with an aggregate principal balance of $1.9 billion. On April 22, 2022, the Company redeemed the GPMT 2018-FL1 CRE CLO, which at its redemption had $103.6 million of outstanding borrowings. The CRE CLOs provide us with an attractive cost of funds and, as of June 30, 2022, financed 46.0% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis.

The following table details our CRE CLO securitized debt obligations:

(dollars in thousands)	June 30, 2022
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,440	$613,325	L+ 3.7%
Financing provided	502,564	498,677	L+ 1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	763,654	757,609	L+3.9%
Financing provided	625,772	625,698	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets	472,508	470,557	L+4.0%
Financing provided	301,310	301,181	L+2.0%
Total
Collateral assets	$1,857,602	$1,841,491	L+3.9%
Financing provided	$1,429,646	$1,425,556	L+1.7%
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
(2)Includes $29.6 million of restricted cash as of June 30, 2022. No restricted cash is included as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of June 30, 2022. Includes $10.4 million of restricted cash as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.

Asset-Specific Financing
In April 2019, we entered into a $150 million asset-specific financing facility with CIBC Bank USA to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us.
The following table details the outstanding borrowings under our asset-specific financing facility as of June 30, 2022:

(dollars in thousands)	June 30, 2022
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
CIBC Asset-Specific Financing Facility
Collateral assets	$57,954	$57,794	L+3.4%
Borrowings outstanding	43,622	43,622	L+1.7%
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

Corporate Financing
Convertible Senior Notes
As of June 30, 2022, the total outstanding amount due on convertible senior notes was $275.4 million. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing in December 2022, and a rate of 6.375% per annum on the notes maturing in October 2023. As of June 30, 2022, these notes had a conversion rate of 51.9943 and 50.0894 shares of common stock per $1,000 principal amount of the notes, respectively.
As of June 30, 2022, the following convertible senior notes were outstanding:

(dollars in thousands)	June 30, 2022
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Convertible Senior Notes Maturing 2022	143,750	143,337	5.6%	6.4%	December 1, 2022
Convertible Senior Notes Maturing 2023	131,600	130,485	6.4%	7.2%	October 1, 2023
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, term financing facility, CRE CLOs, senior secured term loan facilities and convertible senior notes for the three months ended June 30, 2022, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended June 30, 2022	$3,017,504	$3,014,659	$3,051,406
For the Three Months Ended March 31, 2022	$2,917,731	$2,918,429	$2,951,641
For the Three Months Ended December 31, 2021	$2,985,109	$2,938,493	$3,031,364
For the Three Months Ended September 30, 2021	$2,974,497	$2,927,103	$3,014,681
For the Three Months Ended June 30, 2021	$2,989,774	$2,868,936	$3,129,181
Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our repurchase and asset-specific financing facilities generally require the Company to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of June 30, 2022
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $32.2 million.	Unrestricted cash of $150.2 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) 75.0% of tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of equity issuances after June 28, 2017, which calculates to $931.7 million.
Tangible net worth of $1.1 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 68.9%; Total leverage ratio of 73.6%
Interest Coverage	Interest coverage ratio of no less than 1.5:1.0	Interest coverage of 1.8:1.0
We were in compliance with all financial covenants as of June 30, 2022.
Leverage Ratios
As of June 30, 2022, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.7:1.0, and our recourse leverage ratio was 1.4:1.0.
The following table represents the Company’s recourse leverage ratio and total leverage ratio as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Recourse leverage ratio (1)	1.4	0.9
Total leverage ratio (2)	2.7	2.5
(1) The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2) The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of June 30, 2022, 98.2% of our loan investments by carrying value earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, and 0.8% of our loan investments by carrying value earned a floating rate of interest and were unencumbered, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loan investments. As of June 30, 2022, 1.2% of our loan investments by carrying value earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of June 30, 2022:

(in thousands)	Net Exposure
Floating rate assets (1)	$3,783,751
Floating rate liabilities (1)(2)	2,740,837
Net floating rate exposure	$1,042,914
(1) Floating rate assets and liabilities are indexed to the London Interbank Offered Rate (LIBOR) or the Secured Overnight Financing Rate (SOFR).
(2) Floating rate liabilities include our outstanding repurchase facilities, asset-specific financing facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,868,746	$48,700	5.0%	$3,828,245	$95,639	5.0%
Subordinated loans	14,394	356	9.9%	14,601	715	9.8%
Other	—	223	—	—	246
Total interest income/net asset yield	$3,883,140	$49,279	5.1%	$3,842,846	$96,600	5.0%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,644,499	$21,805	3.3%	$2,580,059	$38,133	3.0%
Subordinated loans	8,350	80	3.8%	8,369	147	3.5%
Other:
Convertible senior notes	273,669	4,572	6.7%	273,448	9,118	6.7%
Senior secured term loan facilities	34,460	886	10.3%	72,006	3,754	10.4%
Total interest expense/cost of funds	$2,960,978	27,343	3.7%	$2,933,882	51,152	3.5%
Net interest income/spread		$21,936	1.4%		$45,448	1.5%

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,689,170	$48,970	5.3%	$3,773,222	$102,627	5.4%
Subordinated loans	15,977	380	9.5%	16,173	762	9.4%
Other	—	103	—	—	203
Total interest income/net asset yield	$3,705,147	$49,453	5.3%	$3,789,395	$103,592	5.5%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,479,380	$16,410	2.6%	$2,570,979	$32,910	2.6%
Subordinated loans	8,489	67	3.2%	8,510	134	3.1%
Other:
Senior secured term loan facilities	207,621	5,653	10.9%	207,253	10,933	10.6%
Convertible senior notes	271,930	4,544	6.7%	271,723	9,062	6.7%
Total interest expense/cost of funds	$2,967,420	26,674	3.6%	$3,058,465	53,039	3.5%
Net interest income/spread		$22,779	1.7%		$50,553	2.0%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the COVID-19 pandemic and rising interest rates, and how they will affect the results of our operations.
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. The COVID-19 pandemic and rising market interest rates have resulted in significant disruptions in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. The dislocation in capital markets and decline in real estate sale transaction and refinancing activities caused by the pandemic and higher interest rates have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types, which are a significant source of our overall liquidity and could make it more difficult for us to originate new loan investments.
Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. The COVID-19 pandemic and rising interest rates have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions could negatively impact real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through collateralized loan obligations, or CRE CLOs, retaining subordinate securities in our investment portfolio. Our CRE CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our condensed consolidated balance sheets.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We try to mitigate this risk by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses, including as a result of the COVID-19 pandemic, rising interest rates and capital markets volatility, could occur that could adversely impact our operating results.
The Environmental, Social and Governance, or ESG, risks associated with our potential collateral and borrowers also pose credit risks to us. We try to mitigate these risks by incorporating diligence practices into our investment process to identify material ESG matters related to a given investment. The nature and scope of our ESG diligence will vary based on the investment but may include a review of, among other things, energy management, pollution and contamination, accounting standards and bribery and corruption. In addition, our Anti-Money Laundering Policy is designed to help prevent money laundering and terrorist financing.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates may affect our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. To the extent that our financing costs are determined by reference to floating rates, such as LIBOR, SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. Until recently, interest rates remained at relatively low levels and the Federal Reserve maintained the federal funds rate target range at 0.00% to 0.25% for much of 2020 and 2021. However, in response to the inflationary pressures, earlier in 2022 the Federal Reserve began raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it anticipates further increases in interest rates throughout 2022 and into 2023. Any such increases could adversely affect our results of operations and financial condition. In a period of rising interest rates, our interest expense on floating rate borrowings would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and/or in-the-money floors that may limit the growth of our interest income until interest rates rise above such floors, or loans with such floors are repaid or refinanced, and may not compensate for such increase in interest expense. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
Although our strategy is to primarily originate, invest in and manage senior floating-rate commercial mortgage loans, from time-to-time we may acquire fixed-rate investments, which exposes our operating results to the risks posed by fluctuations in interest rates. To the extent that this applies to us, we may choose to actively manage this risk through the use of hedging strategies.
Summary of Results of Operations and Financial Condition
Our GAAP net loss attributable to common stockholders was $(17.4) million (or $(0.32) per basic weighted average share) for the three months ended June 30, 2022, as compared to GAAP net income attributable to common stockholders of $1.0 million (or $0.02 per basic weighted average share) for the three months ended March 31, 2022. The decrease in GAAP results was primarily due to provision for credit losses of $(13.6) million and charge on early extinguishment of debt of $(13.0) million incurred during the three months ended June 30, 2022.
Comparison of the Three Months Ended June 30, 2022, and March 31, 2022
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended June 30, 2022, and the three months ended March 31, 2022:

(in thousands)
Income Statement Data:	June 30, 2022	March 31, 2022	Q2’22 vs Q1’22
Interest income:
Loans held-for-investment	$49,056	$47,298	$1,758
Cash and cash equivalents	223	23	200
Total interest income	49,279	47,321	$1,958
Interest expense:
Repurchase facilities	10,380	5,008	5,372
Securitized debt obligations	10,844	9,732	1,112
Convertible senior notes	4,572	4,546	26
Term financing facility	340	1,373	(1,033)
Asset-specific financings	322	282	40
Senior secured term loan facilities	886	2,868	(1,982)
Total interest expense	27,344	23,809	3,535
Net interest income	21,935	23,512	(1,577)
The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month LIBOR/SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizings and repayments.
Interest Income
Interest income for the three months ended June 30, 2022, increased to $49.3 million from $47.3 million mainly due to a higher average balance of our interest-earning assets and an increase in interest rates.
Interest Expense
Interest expense for the three months ended June 30, 2022, increased to $27.3 million from $23.8 million mainly due to higher average borrowings on repurchase facilities and higher short-term interest rates, partially offset by a lower average balance on higher-cost senior secured term loan facilities and the term financing facility.
Provision for Credit Losses
Consistent with the methodology used during the adoption of ASU 2016-13 on January 1, 2020, we continue to use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through June 30, 2022, we employed third party licensed macroeconomic forecasts, over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. As part of our quarterly review of our loan portfolio, we assess the repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net (loss) income on the condensed consolidated statements of comprehensive (loss) income. The following table presents the components of (provision for) benefit from credit losses for the three months ended June 30, 2022, and March 31, 2022:

	Three Months Ended June 30,	Three Months Ended March 31,
(in thousands)	2022	2022
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(13,126)	$(3,364)
Other liabilities	(1,013)	(324)
Recoveries of amounts previously written off	512	—
Total (provision for) benefit from credit losses	$(13,627)	$(3,688)

During the three months ended June 30, 2022, we recorded a provision for credit losses of $(13.6) million, which included a recovery of amounts previously written off of $0.5 million. The increase in our estimate of allowance for credit losses was primarily driven by implementing in our analysis a more conservative macroeconomic forecast due to an elevated uncertainty for macroeconomic outlook due to inflationary pressures, continuing supply chain disruptions, interest rate volatility and other factors and an increase of $(4.0) million in the provision on a collateral-dependent loan.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the three months ended June 30, 2022, increased to $(13.0) million from $(5.8) million mainly due to the payoff of the remaining $100.0 million of senior secured term loan facilities and full repayment of the term financing facility, compared to a partial repayment of $50.0 million of the senior secured term loan facilities during the three months ended March 31, 2022.
Expenses
The following table presents the components of expenses for the three months ended June 30, 2022, and March 31, 2022:

	Three Months Ended June 30,	Three Months Ended March 31,
(dollars in thousands)	2022	2022
Compensation and benefits	$5,770	$5,816
Servicing expenses	$1,500	$1,461
Other operating expenses	$2,185	$2,614
Annualized total operating expense ratio	3.5%	3.7%
Annualized core operating expense ratio (excluding non-cash equity compensation)	2.8%	2.9%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits and servicing expenses for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, were relatively stable quarter over quarter. The decrease in other operating expenses for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, was primarily due to decrease in certain professional service fees. Our operating expense ratio, during the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, decreased modestly primarily due to lower other operating expenses.

Comparison of the Six Months Ended June 30, 2022, and June 30, 2021
Net Interest Income
The following table presents the components of interest income and interest expense for the six months ended June 30, 2022, and the six months ended June 30, 2021:

(in thousands)
Income Statement Data:	June 30, 2022	June 30, 2021	YTD’22 vs YTD’21
Interest income:
Loans held-for-investment	$96,354	$103,389	$(7,035)
Cash and cash equivalents	246	203	43
Total interest income	96,600	103,592	$(6,992)
Interest expense:
Repurchase facilities	15,388	14,998	390
Securitized debt obligations	20,576	11,746	8,830
Convertible senior notes	9,118	9,062	56
Term financing facility	1,713	4,755	(3,042)
Asset-specific financings	604	1,545	(941)
Senior secured term loan facilities	3,754	10,933	(7,179)
Total interest expense	51,153	53,039	(1,886)
Net interest income	45,447	50,553	(5,106)
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
Interest Income
Interest income for the six months ended June 30, 2022, decreased to $96.6 million from $103.6 million mainly due to a lower average balance of our interest-earning assets, excluding nonaccrual loans, partially offset by an increase in interest rates net of the impact of interest rate floors on our assets.
Interest Expense
Interest expense for the six months ended June 30, 2022, decreased to $51.2 million from $53.0 million mainly due to a lower average balance on senior secured term loan facilities, partially offset by an increase in interest rates.
Provision for Credit Losses
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net (loss) income on the condensed consolidated statements of comprehensive (loss) income. The following table presents the components of (provision for) benefit from credit losses for the six months ended June 30, 2022, and June 30, 2021:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2022	2021
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(16,490)	$8,996
Other liabilities	(1,337)	316
Recoveries of amounts previously written off	512	—
Total (provision for) benefit from credit losses	$(17,315)	$9,312

During the six months ended June 30, 2022, we recorded a provision for credit losses of $(17.3) million. The increase in our estimate of allowance for credit losses was primarily driven by a write-off of $(10.1) million on the sale of a loan and an increase of $(4.0) million in the provision on a collateral-dependent loan. The remaining increase in our provision for credit losses was related to changes in the portfolio mix and implementing in our analysis a more conservative macroeconomic forecast due to an elevated uncertainty for macroeconomic outlook due to inflationary pressures, continuing supply chain disruptions, interest rate volatility and other factors, partially offset by a recovery of amounts previously written off of $0.5 million.
Loss on Extinguishment of Debt
During the six months ended June 30, 2022, we recorded a loss on extinguishment of debt of $(18.8) million, compared to no repayments during the six months ended June 30, 2021. The increase is due to the payoff of the remaining $150.0 million of senior secured term financing facilities and the full repayment of the term financing facility during the six months ended June 30, 2022.
Expenses
The following table presents the components of expenses for the six months ended June 30, 2022, and June 30, 2021:

	Six Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Compensation and benefits	$11,586	$10,477
Servicing expenses	$2,961	$2,440
Other operating expenses	$4,799	$4,691
Annualized total operating expense ratio	3.6%	3.7%
Annualized core operating expense ratio (excluding non-cash equity compensation)	2.8%	2.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits expenses for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, increased primarily due to an increase in compensation agreements in early 2022. Servicing expenses for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, increased primarily due to an increase in billings under our servicing agreements. The increase in other operating expenses for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to increased professional service fees. Our operating expense ratio during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, remained relatively stable year over year.
Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our secured financing facilities, issuance of CRE CLOs, borrowings under our senior secured term loan facilities and the issuance and sale of convertible notes. As of June 30, 2022, our capitalization included $0.3 billion of corporate debt and $2.7 billion of loan-level financing. No portion of our corporate debt as of June 30, 2022, matures before December 2022, and our loan-level financing as of June 30, 2022, is generally term-matched or matures in 2022 or later. Our $2.7 billion of loan-level financing as of June 30, 2022, includes $1.3 billion of secured repurchase agreements, $1.4 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market and $43.6 million of asset-specific financing facility.
See Note 4 - Variable Interest Entities and Securitized Debt Obligations, Note 5 - Secured Financing Agreements, Note 6 - Convertible Senior Notes and Note 7 - Senior Secured Term Loan Facilities to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations; our secured financing facilities; our secured convertible senior notes; and our senior secured term loan facilities, respectively.
Leverage
From March 31, 2022, to June 30, 2022, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, increased from 2.5:1.0 to 2.7:1.0, mainly driven by a modest increase in loan-level financing and common share repurchases. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to LIBOR and/or SOFR.
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
The following table sets forth our sources of liquidity as of June 30, 2022:

Six Months Ended
(in thousands)	June 30, 2022
Cash and cash equivalents	$150,192
Approved but unused borrowing capacity on financing facilities	—
Total	$150,192
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
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of June 30, 2022. See Note 12 – Stockholders’ Equity to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $3.0 billion of outstanding borrowings under our repurchase facilities, collateralized loan obligations, asset-specific financing facility and convertible senior notes; $358.7 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. The COVID-19 pandemic and sharp increases in interest rates have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions could negatively impact real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, term financing facility, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of June 30, 2022, and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Within one year	$1,888,990	$1,530,671
One to three years	1,104,070	1,096,112
Three to five years	21,599	311,710
Five years and over	—	—
Total	$3,014,659	$2,938,493

Cash Flows
For the three months ended June 30, 2022, our restricted and unrestricted cash and cash equivalents balance decreased approximately $34.4 million, to $219.7 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2022, operating activities increased our cash balances by approximately $9.6 million, primarily driven by our financial results.
•Cash flows from investing activities. For the three months ended June 30, 2022, investing activities decreased our cash balances by approximately $91.0 million, primarily driven by originations of loans held-for-investment, offset by repayments of loans held-for-investment and proceeds from loan sales.
•Cash flows from financing activities. For the three months ended June 30, 2022, financing activities increased our cash balances by approximately $47.0 million, primarily driven by proceeds from repurchase facilities and issuance of preferred stock, offset by principal payments on repurchase facilities, principal payments on securitized debt obligations, repayment of senior secured term loan facilities, the term financing facility and share repurchases.
Corporate Activities
Senior Secured Term Loan Facilities Payoff
During the three months ended June 30, 2022, we prepaid the remaining $100.0 million of the $225.0 million we borrowed under our senior secured term loan facilities, resulting in a total payment of approximately $105.7 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, we realized a charge on early extinguishment of debt of approximately $(11.3) million, or $(0.21) per basic share, comprised of the prepayment penalty and a charge-off of unamortized discount including transaction costs.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. Recently, the Federal Reserve approved increases to its federal funds rate target range and has indicated that, in light of the high rate of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024. Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Until recently, interest rates have remained at relatively low levels and the Federal Reserve maintained the federal funds target range at 0.00% to 0.25% for much of 2021. However, in response to the inflationary pressures, earlier in 2022, the Federal Reserve has begun raising its federal funds target range and has indicated that, in light of the persistent high rate of inflation, it anticipates further increases in interest rates throughout 2022 and into 2023. Such increases in interest rates may increase our interest expense, which may not be fully offset by any increases in interest income, and may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The potential ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.
As of June 30, 2022, approximately 98.8% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.2% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current repurchase facilities, asset-specific financing facility and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2022. All changes in value are measured as the change from our June 30, 2022, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates (1)
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$805	$479	$(709)	$(1,477)
Repurchase facilities	(530)	(265)	265	530
Securitized debt obligations	(596)	(298)	298	596
Asset-specific financings	(18)	(9)	9	18
Convertible senior notes	(1,688)	(841)	835	1,663
Total net assets	$(2,027)	$(934)	$698	$1,330

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$7,537	$1,981	$2,851	$7,081
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2022. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.

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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase facilities. Should the value of our investments serving as collateral for our repurchase facilities significantly decrease, including, but not limited to, as a result of the impacts of the COVID-19 pandemic discussed above, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our financing counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, which such risks are increased as a result of the COVID-19 pandemic and its effects on the global and U.S. economies and commercial real estate markets, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.
Extension Risk

We manage our assets based on a variety of assumptions and estimates, including among others, assumptions regarding the rate at which the borrowers will prepay our loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured financing agreements. The macroeconomic, commercial real estate and capital markets disruptions caused by the COVID-19 pandemic have resulted in, and will likely continue to result in, a decrease in prepayment rates and an increase in the number of our borrowers who exercise loan extension options. In addition, higher interest rates imposed by the Federal Reserve to address the high rate of inflation have led to, and may continue to lead to, a decrease in prepayment speeds and an increase in the number of our borrowers who exercise loan extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the repurchase of common stock for the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2022	—	$—	—	—
May 1-31, 2022	341,739	10.19	341,739	2,356,649
June 1-30, 2022	1,197,395	10.18	1,197,395	1,159,254
Total	1,539,134	$10.18	1,539,134	1,159,254
____________________
(1)On December 16, 2021, the Company announced that its board of directors had increased the Company’s share repurchase program to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock.
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

10.1
Eleventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of April 20, 2022, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.2*
Amended and Restated Master Repurchase Agreement, dated as of May 25, 2022, by and between GP Commercial CB LLC, GP Commercial CB SL Sub LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.3
Amended and Restated Guaranty, dated as of May 25, 2022, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.4
Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18, 2022).

10.5
Form of Restricted Stock Unit Agreement for Executives under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

Exhibit Number	Exhibit Index
10.6
Form of Performance Stock Unit Agreement for Executives under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.7
Form of Restricted Stock Unit Agreement for Directors under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.8*
Amendment No. 8 to Master Repurchase Agreement and Amendment No. 4 to Fee and Pricing Letter, dated as of June 28, 2022, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2022, filed with the SEC on August 8, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 8, 2022	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 8, 2022	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)