Form 10-Q
period 2022-09-30
Granite Point Mortgage Trust Inc.
filed 2022-11-08
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 4, 2022, there were 52,350,989 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Loans held-for-investment	$3,603,016	$3,782,205
Allowance for credit losses	(82,611)	(40,897)
Loans held-for-investment, net	3,520,405	3,741,308
Cash and cash equivalents	168,414	191,931
Restricted cash	45,242	12,362
Accrued interest receivable	11,056	10,716
Other assets	37,541	32,201
Total Assets (1)	$3,782,658	$3,988,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$1,195,965	$677,285
Securitized debt obligations	1,224,035	1,677,619
Asset-specific financings	44,913	43,622
Term financing facility	—	127,145
Convertible senior notes	274,289	272,942
Senior secured term loan facilities	—	139,880
Dividends payable	17,023	14,406
Other liabilities	21,792	21,436
Total Liabilities (1)	2,778,017	2,974,335
Commitments and Contingencies (see Note 10)
10.00% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized, and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 8,280,000 shares authorized, and 8,229,500 and 4,596,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	46
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 52,350,989 and 53,789,465 shares issued and outstanding, respectively	524	538
Additional paid-in capital	1,201,716	1,125,241
Cumulative earnings	136,919	171,518
Cumulative distributions to stockholders	(335,725)	(284,285)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	1,003,516	1,013,058
Non-controlling interests	125	125
Total Equity	$1,003,641	$1,013,183
Total Liabilities and Stockholders’ Equity	$3,782,658	$3,988,518
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At September 30, 2022, and December 31, 2021, assets of the VIEs totaled $1,644,528 and $2,266,044, respectively, and liabilities of the VIEs totaled $1,225,758 and $1,679,435, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans held-for-investment	$52,121	$48,312	$148,475	$151,701
Cash and cash equivalents	714	95	960	298
Total interest income	52,835	48,407	149,435	151,999
Interest expense:
Repurchase facilities	15,098	5,451	30,486	20,449
Securitized debt obligations	14,416	8,777	34,992	20,523
Convertible senior notes	4,585	4,556	13,703	13,618
Term financing facility	—	1,453	1,713	6,208
Asset-specific financings	442	414	1,046	1,959
Senior secured term loan facilities	—	5,654	3,754	16,587
Total interest expense	34,541	26,305	85,694	79,344
Net interest income	18,294	22,102	63,741	72,655
Other (loss) income:
(Provision for) benefit from credit losses	(35,442)	5,760	(52,757)	15,072
Loss on extinguishment of debt	—	—	(18,823)	—
Fee income	—	—	954	—
Total other (loss) income	(35,442)	5,760	(70,626)	15,072
Expenses:
Compensation and benefits	4,953	5,634	16,539	16,111
Servicing expenses	1,336	1,323	4,297	3,763
Other operating expenses	2,068	2,276	6,867	6,967
Total expenses	8,357	9,233	27,703	26,841
(Loss) income before income taxes	(25,505)	18,629	(34,588)	60,886
(Benefit from) provision for income taxes	(1)	(1)	11	(4)
Net (loss) income	(25,504)	18,630	(34,599)	60,890
Dividends on preferred stock	3,626	25	10,876	75
Net (loss) income attributable to common stockholders	$(29,130)	$18,605	$(45,475)	$60,815
Basic (loss) earnings per weighted average common share	$(0.56)	$0.34	$(0.85)	$1.11
Diluted (loss) earnings per weighted average common share	$(0.56)	$0.33	$(0.85)	$1.05
Weighted average number of shares of common stock outstanding:
Basic	52,350,989	54,453,546	53,234,498	54,864,456
Diluted	52,350,989	56,735,278	53,234,498	70,902,745

Comprehensive (loss) income	$(29,130)	$18,605	$(45,475)	$60,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings		Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2020	55,205,082	552	—	—	1,058,298	103,165		(228,169)	933,846	—	933,846
Net income	—	—	—	—	—	27,991		—	27,991	—	27,991
Restricted stock forfeiture	(97,425)	(1)	—	—	(918)	—		—	(919)	—	(919)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—		(25)	(25)	—	(25)
Common dividends declared, $0.25 per share	—	—	—	—	—	—		(14,008)	(14,008)	—	(14,008)
Contributions from non-controlling interests	—	—	—	—	—	—		—	—	125	125
Non-cash equity award compensation	—	—	—	—	1,887	—		—	1,887	—	1,887
Balance, March 31, 2021	55,107,657	551	—	—	1,059,267	131,156		(242,202)	948,772	125	948,897
Net income	—	—	—	—	—	14,269		—	14,269	—	14,269
Restricted stock forfeiture	(17,628)	—	—	—	(275)	—		—	(275)	—	(275)
Repurchase of common stock	(300,891)	(3)	—	—	(4,267)	—		—	(4,270)	—	(4,270)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—		(25)	(25)	—	(25)
Common dividends declared, $0.25 per share	—	—	—	—	—	—		(13,939)	(13,939)	—	(13,939)
Non-cash equity award compensation	1,048	—	—	—	1,639	—		—	1,639	—	1,639
Balance, June 30, 2021	54,790,186	548	—	—	1,056,364	145,425		(256,166)	946,171	125	946,296
Net income	—	—	—	—	—	18,630		—	18,630	—	18,630
Settlement of warrants to purchase common stock	—	—	—	—	(7,478)	—		—	(7,478)	—	(7,478)
Repurchase of common stock	(1,000,721)	(10)	—	—	(13,523)	—		—	(13,533)		(13,533)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	0	(13,688)	(13,688)		(13,688)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—		(25)	(25)		(25)
Non-cash equity award compensation	—	—	—	—	2,032	—		—	2,032		2,032
Balance, September 30, 2021	53,789,465	538	—	—	1,037,395	164,055		(269,879)	932,109	125	932,234

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data) (Continued)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	171,518	(284,285)	1,013,058	125	1,013,183
Net income	—	—	—	—	—	4,636	—	4,636	—	4,636
Issuance of preferred stock, net of offering costs	—		3,633,000	36	87,485	—	—	87,521	—	87,521
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(798)	—	—	(798)	—	(798)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,770)	(13,770)	—	(13,770)
Non-cash equity award compensation	135,151	1	—	—	2,170	—	—	2,171	—	2,171
Balance, March 31, 2022	53,855,577	539	8,229,500	82	1,213,274	176,154	(301,680)	1,088,369	125	1,088,494
Net (loss) income	—	—	—	—	—	(13,731)	—	(13,731)	—	(13,731)
Repurchase of common stock	(1,539,134)	(15)	—	—	(15,699)	—	—	(15,714)	—	(15,714)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(114)	—	—	(114)	—	(114)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,382)	(13,382)	—	(13,382)
Non-cash equity award compensation	34,546	—	—	—	1,906	—	—	1,906	—	1,906
Balance, June 30, 2022	52,350,989	524	8,229,500	82	1,199,367	162,423	(318,687)	1,043,709	125	1,043,834
Net (loss) income	—	—	—	—	—	(25,504)	—	(25,504)	—	(25,504)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,412)	(13,412)	—	(13,412)
Non-cash equity award compensation	—	—	—	—	2,349	—	—	2,349	—	2,349
Balance, September 30, 2022	52,350,989	524	8,229,500	82	1,201,716	136,919	(335,725)	1,003,516	125	1,003,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(34,599)	$60,890
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(10,014)	(20,310)
Amortization of deferred debt issuance costs	9,977	9,692
Provision for (benefit from) credit losses	52,757	(15,072)
Loss on extinguishment of debt	11,307	—
Amortization of equity-based compensation	6,426	5,558
Proceeds received from deferred interest capitalized on loans held-for-investment	4,069	—
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(340)	2,490
Decrease in other assets	2,276	(4,069)
Increase (decrease) in other liabilities	(1,092)	5,846
Net cash provided by operating activities	40,767	45,025
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(449,844)	(549,705)
Proceeds from loan sales	43,714	—
Proceeds from repayment of loans held-for-investment	581,669	815,054
Increase in other assets, due from servicer on repayments of loans held-for-investment	(4,248)	(66,944)
Net cash provided by investing activities	171,291	198,405
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	746,713	347,261
Principal payments on repurchase facilities	(228,034)	(1,139,378)
Proceeds from issuance of securitized debt obligations	—	685,766
Principal payments on securitized debt obligations	(457,416)	(254,647)
Repayment of senior secured term loan facilities	(150,000)	—
Proceeds from asset-specific financings	1,291	2,785
Repayment of asset-specific financings	—	(81,123)
Proceeds from term financing facility	—	349,291
Repayment of term financing facility	(129,099)	(219,311)
Payment of debt issuance costs	(7,398)	(8,353)
Settlement of warrants to purchase common stock	—	(7,478)
Contributions from non-controlling interests	—	125
Proceeds from issuance of preferred stock, net of offering costs	87,521	—
Tax withholding on restricted stock and RSUs	(1,736)	(1,194)
Repurchase of common stock	(15,714)	(17,804)
Dividends paid on preferred stock	(7,968)	(75)
Dividends paid on common stock	(40,855)	(52,970)
Net cash used in financing activities	(202,695)	(397,105)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,363	(153,675)
Cash, cash equivalents, and restricted cash at beginning of period	204,293	329,193
Cash, cash equivalents, and restricted cash at end of period	$213,656	$175,518
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$83,391	$75,818
Cash paid for taxes	$440	$607
Noncash Activities:
Dividends declared but not paid at end of period	$17,023	$13,713
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2022, and results of operations for all periods presented, have been made. The results of operations for the three and nine months ended September 30, 2022, should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022. However, uncertainty over the ultimate impact COVID-19, Federal Reserve actions and geopolitical unrest will have on the global and U.S. economies generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2022, inherently less certain than they would be absent the current and potential impacts of these factors. The Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2022.
Recently Issued and/or Adopted Accounting Standards
Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board, or FASB, issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to troubled debt restructurings, or TDR. The new guidance deviates from current TDR guidance as disclosures will now be based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. As it relates to ASC 326-20 the Company is now allowed to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Entities are able to early adopt these amendments and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. The Company has not yet adopted this ASU and will continue to evaluate the effects of adoption.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference the London Interbank Offered Rate, or LIBOR, or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022, using a prospective application on all eligible contract modifications. The Company has loan agreements and debt agreements that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through September 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2022, and December 31, 2021:

	September 30, 2022
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,601,341	$10	$13,826	$3,615,177
Unamortized (discount) premium	(51)	—	—	(51)
Unamortized net deferred origination fees	(12,110)	—	—	(12,110)
Allowance for credit losses	(81,921)	(10)	(680)	(82,611)
Carrying value	$3,507,259	$—	$13,146	$3,520,405
Unfunded commitments	$312,649	$—	$—	$312,649
Number of loans	95	1	1	97
Weighted average coupon	5.5%	13.0%	8.0%	5.5%
Weighted average years to maturity (2)	1.0	3.1	4.3	1.0

	December 31, 2021
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,781,771	$1,048	$14,006	$3,796,825
Unamortized (discount) premium	(70)	—	—	(70)
Unamortized net deferred origination fees	(14,550)	—	—	(14,550)
Allowance for credit losses	(38,719)	(1,048)	(1,130)	(40,897)
Carrying value	$3,728,432	$—	$12,876	$3,741,308
Unfunded commitments	$403,584	$—	$—	$403,584
Number of loans	103	1	1	105
Weighted average coupon	4.5%	13.0%	8.0%	4.5%
Weighted average years to maturity (2)	1.1	3.9	5.1	1.1
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

(dollars in thousands)	September 30, 2022		December 31, 2021
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,501,205	42.6%	$1,703,951	45.5%
Multifamily	1,046,073	29.7%	1,061,434	28.4%
Hotel	355,472	10.1%	464,816	12.4%
Retail	347,636	9.9%	341,834	9.1%
Industrial	183,483	5.2%	118,564	3.2%
Other	86,536	2.5%	50,709	1.4%
Total	$3,520,405	100.0%	$3,741,308	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	September 30, 2022		December 31, 2021
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$895,918	25.4%	$917,029	24.5%
Southwest	745,792	21.2%	836,955	22.4%
West	558,836	15.9%	658,429	17.6%
Midwest	599,567	17.0%	637,784	17.0%
Southeast	720,292	20.5%	691,111	18.5%
Total	$3,520,405	100.0%	$3,741,308	100.0%
At September 30, 2022, and December 31, 2021, loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.4 billion and $3.7 billion, respectively, collateralized the Company’s secured financing agreements and CRE CLOs. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$3,830,014	$3,577,644	$3,741,308	$3,847,803
Originations, additional fundings, upsizing of loans and capitalized deferred interest	72,435	325,597	457,545	565,212
Repayments	(346,737)	(290,497)	(585,227)	(815,054)
Loan sales	—	—	(43,714)	—
Net discount accretion (premium amortization)	3	(2)	19	9
Increase in net deferred origination fees	(1,454)	(3,566)	(6,012)	(5,905)
Amortization of net deferred origination fees	1,475	2,584	8,307	10,700
(Provision for) benefit from credit losses	(35,331)	2,451	(51,821)	11,446
Balance at end of period	$3,520,405	$3,614,211	$3,520,405	$3,614,211
Allowance for Credit Losses
Subsequent to the adoption of “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13, on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and the related unfunded commitments, the Company continues to use a third-party licensed probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, including the ongoing impacts of the COVID-19 pandemic, geopolitical instability and the Federal Reserve monetary policy on the overall U.S. economy and commercial real estate markets generally. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as debt service coverage ratio, or DSCR, loan to value ratio, or LTV, remaining contractual loan term, property type and others. Additionally, there are a number of significant assumptions and qualitative factors included when determining the Company’s estimates, including, but not limited to, macroeconomic conditions and portfolio trends. As part of the quarterly review of the portfolio, the Company assesses the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing the current expected credit loss, or CECL, reserve. In certain instances, for loans with unique risk and credit characteristics, the Company may instead elect to employ different methods to estimate an allowance for credit losses that also conform to ASU 2016-13 and related guidance.
As of September 30, 2022, the Company recognized an allowance for credit losses related to its loans held-for-investment of $82.6 million, which reflects a total increase in the provision for credit losses of $35.3 million for the three months ended September 30, 2022. The increase in the Company’s allowance for credit losses was impacted by uncertain macroeconomic outlook, weakening in credit fundamentals, volatility and reduced liquidity in the capital markets especially for certain property types such as office assets, and inflationary expectations resulting in meaningfully higher interest rates, and uncertainty with respect to geopolitical environment, partially offset by loan repayments and principal amortization. The $35.3 million increase in the Company’s CECL reserve was primarily driven by recording an incremental allowance of credit losses of $30.0 million related to four collateral-dependent loans that were individually assessed in accordance with ASU 2016-13 during the three

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
months ended September 30, 2022, of which two were first mortgage loans secured by office properties that were individually assessed for the first time. The collateral properties securing these loans were affected by the above factors resulting in slowing of business plan execution and the borrowers’ ability to either sell or refinance their properties. At September 30, 2022, the Company had four collateral-dependent loans with an aggregate principal balance of $330.1 million, for which the Company recorded an allowance for credit loss of $50.4 million. See Note 9 - Fair Value, for further detail. The remaining increase in the Company’s provision for credit losses was related to changes in the portfolio mix and implementing in its analysis a more conservative macroeconomic forecast driven by the factors discussed above.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2022, the Company recognized $2.9 million in other liabilities related to the allowance for credit losses on unfunded commitments and recorded a provision for credit losses of $0.1 million for the three months ended September 30, 2022. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net (loss) income on the Company’s condensed consolidated statements of comprehensive income.
The following table presents the changes for the three and nine months ended September 30, 2022, and 2021 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$47,280	$57,671	$40,897	$66,666
Provision for (benefit from) credit losses	35,331	(2,451)	52,333	(11,446)
Write-off	—	(9,740)	(10,107)	(9,740)
Recoveries of amounts previously written off		—	(512)	—
Balance at end of period	$82,611	$45,480	$82,611	$45,480
During the three months ended September 30, 2022, two first mortgage loans collateralized by office properties with a total principal balance of $123.0 million were downgraded to a risk rating of “5” as a result of current uncertain macroeconomic and capital markets conditions and the continued adverse impact of the COVID-19 pandemic on leasing activity for the collateral properties (see “Loan Risk Ratings” below). The Company placed these loans on nonaccrual status as of September 30, 2022.
During the nine months ended September 30, 2022, the Company resolved a first mortgage loan that had an outstanding unpaid principal balance of $54.0 million. The loan had been previously placed on nonaccrual status. The Company recognized a write-off of $10.1 million on the sale of the loan.
Subsequent to September 30, 2022, the Company resolved a first mortgage loan with principal balance of $114.1 million, which involved a coordinated sale of the collateral property through a deed-in-lieu of foreclosure transaction and the Company providing the new ownership group with a new $77.3 million senior floating rate loan. As of September 30, 2022, this loan had a risk rating of “5” and was on nonaccrual status.
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. As of September 30, 2022, the Company has four senior loans with a total unpaid principal balance of $330.1 million and carrying value of $279.3 million that are held on nonaccrual status. As described above, one of these loans was resolved subsequent to September 30, 2022. No other loans were considered past due, and no other loans were held on nonaccrual status as of September 30, 2022.
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Nonaccrual loan carrying value at beginning of period	$188,839	$225,115	$145,370	$17,835
Addition of nonaccrual loan carrying value	$103,076	$—	$192,399	$207,280
Removal of nonaccrual loan carrying value	$(12,656)	$(79,765)	$(58,510)	$(79,765)
Nonaccrual loan carrying value at end of period	$279,259	$145,350	$279,259	$145,350

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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of September 30, 2022, and December 31, 2021:

(dollars in thousands)	September 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	10	$370,589	$367,230	9	$245,939	$245,042
2	52	1,780,250	1,755,988	58	2,002,008	1,983,615
3	26	885,074	875,400	25	747,631	739,343
4	5	249,202	242,528	11	633,153	627,938
5	4	330,062	279,259	2	168,094	145,370
Total	97	$3,615,177	$3,520,405	105	$3,796,825	$3,741,308
As of September 30, 2022, the weighted average risk rating of the Company’s portfolio was 2.6, weighted by unpaid principal balance, versus 2.5 as of June 30, 2022, and 2.6 as of December 31, 2021. The portfolio risk rating was largely unchanged versus the period ended June 30, 2022, as changes in portfolio mix from the new loan origination and payoffs largely offset select ratings downgrades as of September 30, 2022. The stability in the portfolio’s weighted average risk rating as of September 30, 2022, as compared to the period ended December 31, 2021, reflects originations of new loans, loan payoffs and improvement in the performance of the properties securing select loans within the Company’s loan portfolio, which were partially offset by risk rating downgrades of several loans impacted by the uncertain macroeconomic and capital markets conditions and experiencing delays in execution of business plans and leasing for the collateral properties.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment as of September 30, 2022, and December 31, 2021, by risk rating and year of origination:

	September 30, 2022
(in thousands)	Origination Year
Risk Rating	2022	2021	2020	2019	2018	2017	Prior	Total
1	$—	$—	$45,048	$232,305	$56,873	$—	$33,004	$367,230
2	$342,296	$508,612	$93,095	$537,701	$192,793	$41,088	$40,403	$1,755,988
3	$—	$94,994	$18,529	$234,250	$272,555	$163,385	$91,687	$875,400
4	$—	$—	$—	$—	$52,900	$71,215	$118,413	$242,528
5	$—	$—	$—	$157,112	$97,176	$24,971	$—	$279,259
Total	$342,296	$603,606	$156,672	$1,161,368	$672,297	$300,659	$283,507	$3,520,405

	December 31, 2021
(in thousands)	Origination Year
Risk Rating	2021	2020	2019	2018	2017	2016	Prior	Total
1	—	—	136,138	75,592	—	33,312	—	$245,042
2	623,992	90,381	828,432	347,173	12,877	31,872	48,888	$1,983,615
3	45,062	59,186	147,214	242,662	153,732	68,012	23,475	$739,343
4	—	—	260,672	74,808	173,081	—	119,377	$627,938
5	—	—	—	99,515	45,855	—	—	$145,370
Total	$669,054	$149,567	$1,372,456	$839,750	$385,545	$133,196	$191,740	$3,741,308
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of September 30, 2022, and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Loans held-for-investment	$1,604,660	$2,257,768
Allowance for credit losses	(14,189)	(16,904)
Loans held-for-investment, net	1,590,471	2,240,864
Restricted cash	44,470	10,377
Other assets	9,587	14,803
Total Assets	$1,644,528	$2,266,044
Securitized debt obligations	$1,224,035	$1,677,619
Other liabilities	1,723	1,816
Total Liabilities	$1,225,758	$1,679,435

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
The following table details the Company’s CRE CLO securitized debt obligations:

(dollars in thousands)	September 30, 2022			December 31, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,409	$611,688	L+3.7%	$621,409	$613,504	L+3.7%
Financing provided	502,564	498,963	L+1.7%	502,564	498,117	L+1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	695,669	688,120	L+3.9%	768,850	763,607	L+3.9%
Financing provided	557,830	557,934	L+1.7%	630,818	629,049	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets (4)	338,151	335,133	L+4.2%	617,119	605,831	L+ 4.1%
Financing provided	166,953	167,138	L+2.5%	446,849	445,920	L+ 1.8%
GPMT 2018-FL1 CRE CLO
Collateral assets (5)	—	—		270,722	268,322	L+ 5.0%
Financing provided	—	—		104,532	104,532	L+ 2.8%
Total
Collateral assets	$1,655,229	$1,634,941	L+3.9%	$2,278,100	$2,251,264	L+ 4.0%
Financing provided	$1,227,347	$1,224,035	L+1.8%	$1,684,763	$1,677,618	L+ 1.8%
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
(2)Includes $36.0 million of restricted cash as of September 30, 2022. No restricted cash is included as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(3)Includes $5.5 million and $10.4 million of restricted cash as of September 30, 2022, and December 31, 2021, respectively. Yield on collateral assets is exclusive of restricted cash.
(4)Includes $3.0 million of restricted cash as of September 30, 2022. No restricted cash is included as of December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(5)During the nine months ended September 30, 2022, the Company redeemed the GPMT 2018-FL1 CRE CLO. No restricted cash is included as of December 31, 2021.

Note 5. Secured Financing Agreements
To finance its loans held-for-investment, the Company has a variety of secured financing arrangements with several counterparties, including repurchase facilities and an asset-specific financing facility. The Company’s repurchase facilities are collateralized by loans held-for-investment and certain cash balances. Although the transactions under repurchase facilities represent committed borrowings until maturity, other than with respect to the Company’s Centennial Bank repurchase facility, which provides financing on a non-mark-to-market basis, the other respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase facilities, capital market events, would require the Company to fund margin calls. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The Company’s asset-specific financing facility is also collateralized by loans held-for-investment. The facility does not contain mark-to-market provisions and is generally term-matched to the underlying assets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of September 30, 2022, and December 31, 2021:

	September 30, 2022
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2023	$533,010	$66,990	$600,000	$741,846	5.4%
Goldman Sachs Bank USA (2)	July 13, 2023	127,725	122,275	250,000	195,828	5.5%
JPMorgan Chase Bank	June 28, 2024	135,170	214,830	350,000	212,930	5.2%
Citibank	May 25, 2025	266,010	233,990	500,000	392,875	4.8%
Wells Fargo Bank	June 28, 2023	98,150	—	98,150	152,026	4.9%
Centennial Bank	August 29, 2024	35,900	64,100	100,000	93,912	7.8%
Total/Weighted Average		$1,195,965	$702,185	$1,898,150	$1,789,417
Asset-specific financings:
CIBC Bank USA	Term Matched	$44,913	$105,087	$150,000	$57,488	4.5%

	December 31, 2021
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2022	$230,982	$269,018	$500,000	$382,017	2.2%
Goldman Sachs Bank USA	July 13, 2023	81,227	168,773	250,000	111,811	2.6%
JPMorgan Chase Bank	June 28, 2022	104,215	345,785	450,000	188,838	2.3%
Citibank	January 9, 2023	202,944	297,056	500,000	285,767	1.8%
Wells Fargo Bank	June 28, 2022	57,917	42,083	100,000	86,409	2.3%
Total/Weighted Average		$677,285	$1,122,715	$1,800,000	$1,054,842
Asset-specific financings:
CIBC Bank USA	Term Matched	$43,622	$106,378	$150,000	$56,129	1.8%
Term financing facility:
Goldman Sachs Bank USA (3)	February 14, 2025	$127,145	$—	$127,145	$329,256	3.7%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of September 30, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(3)On April 22, 2022, the Company voluntarily repaid this facility in whole. In connection with this repayment, the Company incurred a charge on early extinguishment of debt of approximately $(1.7) million related to unamortized transaction costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At September 30, 2022, and December 31, 2021, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	September 30, 2022
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Term Financing Facility	Total Amount Outstanding
2022	$—	$44,913	$—	$44,913
2023	758,885	—	—	758,885
2024	171,070	—	—	171,070
2025	266,010	—	—	266,010
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$1,195,965	$44,913	$—	$1,240,878

	December 31, 2021
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Term Financing Facility (2)	Total Amount Outstanding
2022	$393,114	43,622	$—	$436,736
2023	284,171	—	—	284,171
2024	—	—	—	—
2025	—	—	127,145	127,145
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$677,285	$43,622	$127,145	$848,052
__________________
(1)Maturity date is term matched to the corresponding loans.
(2)Amount outstanding includes unamortized debt issuance costs.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at September 30, 2022, and December 31, 2021:

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	September 30, 2022				December 31, 2021
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$533,010	$213,681	21%	0.74	$230,982	$155,446	15%	0.49
JPMorgan Chase Bank	135,170	79,613	8%	1.75	104,215	87,103	9%	0.49
Goldman Sachs Bank USA	127,725	195,916	20%	0.78	81,227	31,852	3%	1.53
Citibank	266,010	128,067	13%	2.65	202,944	85,631	8%	1.02
Wells Fargo Bank	98,150	152,715	15%	0.74	57,917	29,320	3%	0.49
Centennial Bank	35,900	94,403	9%	1.92	—	—
Total	$1,195,965	$864,395			$677,285	$389,352
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2022:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of September 30, 2022, the Company’s unrestricted cash was $168.4 million, while 5.0% of the Company’s recourse indebtedness was $32.6 million.
•Tangible net worth must be greater than the sum of (i) 75.0% of the Company’s tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after June 28, 2017, which calculates to $931.7 million. As of September 30, 2022, the Company’s tangible net worth was $1.1 billion
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of September 30, 2022, the Company’s target asset leverage ratio was 67.2% and the Company’s total leverage ratio was 71.8%.
•Minimum interest coverage must be greater than 1.5:1.0. As of September 30, 2022, the Company’s minimum interest coverage was 1.7:1.0.
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of its business. The Company was in compliance with all of its financial covenants as of September 30, 2022, and December 31, 2021, and intends to continue to operate in a manner which complies with all of its financial covenants.
Note 6. Convertible Senior Notes
In December 2017, the Company closed a private placement of $125.0 million aggregate principal amount of convertible senior notes due 2022. In January 2018, an additional $18.8 million in notes were issued by the Company in connection with the exercise of the initial purchaser’s option. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 5.625% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature on December 1, 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2022, the notes had a conversion rate of 51.9943 shares of common stock per $1,000 principal amount of the notes.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature on October 1, 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2022, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of September 30, 2022, and December 31, 2021, was $274.3 million and $272.9 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the convertible senior notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cash coupon	$4,119	$4,119	$12,357	$12,357
Amortization of issuance costs	466	437	1,346	1,261
Total interest expense	$4,585	$4,556	$13,703	$13,618
The following table details the carrying value of the Convertible Senior Notes:
December 2022 Convertible Senior Notes

(in thousands)	September 30, 2022	December 31, 2021
Principal outstanding	$143,750	$143,750
Less: Unamortized issuance costs	(165)	(875)
Net carrying value	$143,585	$142,875
October 2023 Convertible Senior Notes

(in thousands)	September 30, 2022	December 31, 2021
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(896)	(1,533)
Net carrying value	$130,704	$130,067
Note 7. Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock
Senior Secured Term Loan Facilities
On September 25, 2020, the Company, as a guarantor, and certain of its subsidiaries, as borrowers, entered into a senior secured term loan credit agreement with certain investment vehicles managed by Pacific Investment Management Company LLC, or PIMCO, providing for up to $300.0 million of senior secured term loan facilities. On September 28, 2020, the Company borrowed $225.0 million under the initial term loan facility and on May 9, 2022, the Company completed the repayment of the borrowings under the senior secured term loan facilities.
In connection with this repayment, during the nine months ended September 30, 2022, the Company realized a charge on early extinguishment of debt of approximately $(17.1) million comprised of the prepayment penalty and a charge-off of unamortized discount including transaction costs.
Warrants to Purchase Shares of Common Stock
In connection with the senior secured term loan facilities, on September 25, 2020, the Company issued warrants to purchase up to 6.066 million shares of the Company’s common stock, $0.01 par value per share, to certain investment vehicles managed by PIMCO.
On September 25, 2021, the warrant holders forfeited unvested warrants exercisable for 1,516,455 shares of common stock because the Company chose not to borrow the $75.0 million of delayed draw commitments available under the senior secured term loan facilities. On September 30, 2021, the Company settled warrants to purchase approximately 1.06 million shares of common stock at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $7.5 million. On October 4, 2021, the Company settled the remaining warrants to purchase approximately 3.49 million shares of common stock

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
at an exercise price of $6.47 per share of common stock for a net cash amount of approximately $24.7 million. The Company currently has no warrants outstanding.
The table below summarizes the net carrying amount of the senior secured term loan facilities:

(in thousands)	September 30, 2022	December 31, 2021
Principal outstanding	$—	$150,000
Less: Unamortized debt discount and issuance costs	—	(10,120)
Net carrying value	$—	$139,880
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of September 30, 2022, the Company held $0.7 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $2.0 million as of December 31, 2021. In addition, as of September 30, 2022, the Company held $44.5 million in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs, compared to $10.4 million as of December 31, 2021.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2022, and December 31, 2021, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$168,414	$191,931
Restricted cash	45,242	12,362
Total cash, cash equivalents and restricted cash	$213,656	$204,293
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Recurring Fair Value
As of September 30, 2022, and December 31, 2021, the Company held no assets or liabilities measured at fair value on a recurring basis.
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
During the three months ended September 30, 2022, the Company assigned a risk rating of “5” to four of its loans held-for-investment with an aggregate outstanding principal balance of $330.1 million and an aggregate carrying value of $279.3 million during the quarterly risk rating process. Therefore, these loans had their CECL reserve recorded based on the estimation of the fair value of the loans’ underlying property collateral, less costs to sell, and are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. As of September 30, 2022, three loans with an aggregate outstanding principal balance of $215.9 million and an aggregate carrying value of $182.1 million were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate, discount rate and return on cost assumptions used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.75% to 8.50%, from 8.00% to 9.75%, and from 5.50% to 6.00%, respectively. As of September 30, 2022, one loan with an outstanding principal balance of $114.1 million and a carrying value of $97.2 million was valued using the estimated proceeds from the sale of the collateral property, less the estimated costs to sell the property. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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
•The carrying value of underlying loans in repurchase, asset-specific and term financing facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase, asset-specific and term financing facilities have floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2. The Company’s term financing facility was paid off in full as of September 30, 2022.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2022. The Company categorizes the fair value measurement of these assets as Level 2.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimated the fair value of its senior secured term loan facilities at the carrying value thereof as of December 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2. The senior secured term loan facilities were paid off in full as of September 30, 2022.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,520,405	$3,508,561	$3,741,308	$3,771,216
Cash and cash equivalents	$168,414	$168,414	$191,931	$191,931
Restricted cash	$45,242	$45,242	$12,362	$12,362
Liabilities
Repurchase facilities	$1,195,965	$1,195,965	$677,285	$677,285
Securitized debt obligations	$1,224,035	$1,183,706	$1,677,619	$1,681,514
Asset-specific financings	$44,913	$44,913	$43,622	$43,622
Term financing facility	$—	$—	$127,145	$127,145
Convertible senior notes	$274,289	$270,826	$272,942	$278,554
Senior secured term loan facilities	$—	$—	$139,880	$139,880
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2022:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of September 30, 2022.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of September 30, 2022, and December 31, 2021, the Company had unfunded loan commitments of $312.6 million and $403.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a pledged asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such pledged asset.
As of September 30, 2022, the Company recognized $2.9 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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
During the three and nine months ended September 30, 2022, and 2021, the Company declared dividends to the 10% cumulative redeemable preferred stockholder of $25,000 and $75,000, respectively.
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of Series A preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third-party investors for proceeds of $0.1 million. The 500 preferred shares of Series A preferred stock retained by the Company are eliminated in the Company’s condensed consolidated statements of changes in equity and the 125 shares sold to third-party investors are shown in the Company’s condensed consolidated statements of changes in equity as non-controlling interests.
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
Holders of Series A Preferred Stock do not have any voting rights except in limited circumstances as set forth in the Articles Supplementary.
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock from March 31, 2020, through September 30, 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2022
September 20, 2022	October 3, 2022	October 17, 2022	$0.25
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.75
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.25
September 15, 2021	October 1, 2021	October 19, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
			$1.00
Share Repurchases
On December 16, 2021, the Company announced that its board of directors had increased the Company’s share repurchase authorization to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the nine months ended September 30, 2022, the Company repurchased 1,539,134 shares of its common stock for an aggregate cost of $15.7 million. No shares were repurchased during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company repurchased 1,000,721 and 1,301,612 shares of its common stock for an aggregate cost of $13.5 million and $17.8 million, respectively. As of September 30, 2022, there remained 1,159,254 shares authorized for repurchase.
The Company has also authorized the repurchase of shares of restricted stock granted to employees and directors for tax withholding purposes. During the nine months ended September 30, 2022, and 2021, the Company repurchased from employees and directors 69,039 and 115,053 shares of its common stock, respectively, for an aggregate cost of $0.8 million and $1.2 million, respectively. No shares were repurchased from employees or directors for the three months ended September 30, 2022, or 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or Securities Act. As of September 30, 2022, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three and nine months ended September 30, 2022, or the three and nine months ended September 30, 2021.
Warrants to Purchase Common Stock
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for details on warrants to purchase shares of the Company’s common stock.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock from June 30, 2020, through September 30, 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2022
September 20, 2022	October 3, 2022	October 17, 2022	$0.43750
June 16, 2022	July 1, 2022	July 15, 2022	$0.43750
March 17, 2022	April 1, 2022	April 15, 2022	$0.43750
			$1.31250
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.15069
			$0.15069
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of September 30, 2022, the Company had 7,250,000 shares of common stock available for future issuance under the 2022 Plan.
With the adoption of the 2022 Plan, no new equity awards may be granted under the Company’s 2017 Equity Incentive Plan, or the 2017 Plan, but previously-granted restricted stock, RSUs and PSUs remain outstanding under the 2017 Plan. As of September 30, 2022, the Company had 1,977,927 shares of common stock available for future issuance under the 2017 Plan.
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
As of September 30, 2022, there was $0.2 million of total unrecognized compensation cost for awards of restricted stock that will be recognized over the grants’ remaining weighted average vesting period of 1.3 years. For the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.5 million of compensation expense associated with these awards, respectively, compared to $0.5 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, within compensation and benefits expense on the condensed consolidated statements of income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2022, there was $7.3 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants’ remaining weighted average vesting period of 2.2 years. For the three and nine months ended September 30, 2022, the Company recognized $1.5 million and $4.3 million of compensation expense associated with these awards, respectively, compared to $1.2 million and $3.1 million for the three and nine months ended September 30, 2021, respectively, within compensation and benefits expense on the condensed consolidated statements of income.
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
As of September 30, 2022, there was $4.6 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 2.1 years. For the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $1.5 million of compensation expense associated with these awards, respectively, compared to $0.6 million for the nine months ended September 30, 2021, within compensation and benefits expenses on the condensed consolidated statements of income. No compensation expense was recognized for PSU awards during the three months ended September 30, 2021.
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the three and nine months ended September 30, 2022:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2021	264,662	933,283	347,896	$12.48
Granted	—	463,292	312,538	$11.84
Vested	(103,038)	(173,181)	—	$13.16
Forfeited	(69,039)	—	—	$18.87
Outstanding at March 31, 2022	92,585	1,223,394	660,434	$11.92
Granted	—	59,898	—	$11.06
Vested	—	(44,853)	—	$14.77
Forfeited	—	—	—	$—
Outstanding at June 30, 2022	92,585	1,238,439	660,434	$11.83
Granted	—	—	—	$—
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Outstanding at September 30, 2022	92,585	1,238,439	660,434	$11.83
Below is a summary of restricted stock, RSU and PSU vesting dates as of September 30, 2022:

Vesting Year	Restricted Stock	RSUs	PSUs	Total Awards
2022	—	—	—	—
2023	92,585	387,508	347,896	827,989
2024	—	327,625	312,538	640,163
2025	—	523,306	—	523,306
Total	92,585	1,238,439	660,434	1,991,458

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. As of September 30, 2022, the Company distributed 100% of its REIT taxable income for the taxable years ended December 31, 2021, and 2020, in part with dividends paid in the subsequent year, and has complied with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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
Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to common stockholders - basic	$(29,130)	$18,605	$(45,475)	$60,815
Interest expense attributable to convertible senior notes	—	—	—	13,618
Net (loss) income attributable to common stockholders - diluted	$(29,130)	$18,605	$(45,475)	$74,433
Denominator:
Weighted average common shares outstanding	52,258,404	54,188,884	53,122,374	54,537,196
Weighted average restricted stock shares	92,585	264,662	112,124	327,260
Basic weighted average shares outstanding	52,350,989	54,453,546	53,234,498	54,864,456
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	—	—	14,065,946
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	—	435,430	—	245,890
Effect of dilutive shares issued in an assumed exercise of warrants issued in conjunction with the senior secured term loan facilities	—	1,846,302	—	1,726,453
Diluted weighted average shares outstanding	52,350,989	56,735,278	53,234,498	70,902,745
(Loss) earnings per share
Basic	$(0.56)	$0.34	$(0.85)	$1.11
Diluted	$(0.56)	$0.33	$(0.85)	$1.05
For the three and nine months ended September 30, 2022, and three months ended September 30, 2021, excluded from the calculation of diluted earnings per share is the effect of adding back $4.6 million, $13.7 million and $4.6 million, respectively, of interest expense and 14,065,946 of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three and nine months ended September 30, 2021, an additional 435,430 and 245,890 weighted-average unvested RSUs, respectively, were included in the dilutive earnings per share denominator. For the three and nine months ended September 30, 2022, excluded from the calculation of diluted earnings per share is 667,286 and 390,584 weighted-average unvested RSUs, respectively, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three and nine months ended September 30, 2022, and September 30, 2021, no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
In conjunction with entering into the senior secured term loan credit agreement and the warrants described in Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the senior secured term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2021, these adjustments totaled $0.3 million and $0.8 million, respectively. Additionally, the computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming the exercise of warrants issued in conjunction with entering into the senior secured term loan credit agreement, to the extent such warrants remained outstanding as of September 30, 2021 (after giving effect to the settlement of a portion of such warrants on such date). For the three and nine months ended September 30, 2021, the additional 1.8 million and 1.7 million shares attributable to the warrants, respectively, were included in the computation of diluted earnings per share. The Company did not have any warrants outstanding as of September 30, 2022.
Note 16. Subsequent Events
Events subsequent to September 30, 2022, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than described below.
Subsequent to September 30, 2022, the Company resolved a senior loan that had an outstanding unpaid principal balance of $114.1 million and had been previously placed on nonaccrual status. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, for further detail.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2021.
Our Company
Granite Point Mortgage Trust Inc. is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. We operate as a REIT, as defined under the Code. We also operate our business in a manner intended to maintain our exclusion from registration under the Investment Company Act. We operate our business as one segment.
Recent Developments
Macroeconomic Environment
So far this year, global capital markets have experienced significant volatility and decline in values driven by investor concerns with respect to inflation, rising interest rates, uncertain macroeconomic outlook and unstable geopolitical environment. As inflation has increased to the highest level in decades, the Federal Reserve has responded by sharply rising short-term interest rates and implement quantitative tightening, which are likely to result in a meaningful slowdown in economic growth and have already impacted the level of liquidity in the capital markets.
As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact, including contributing to significant volatility in financial markets. The longer-term macroeconomic effects of the COVID-19 pandemic on global supply chains, inflation, labor shortages and wage increases, as well as fiscal and monetary policy responses, may continue to impact many industries, including those related to the collateral underlying our loans. The pandemic, now in conjunction with the war in Ukraine, continues to disrupt global supply chains and cause labor shortages and has added to broad inflationary pressures, all of which could negatively impact our borrowers’ ability to execute on the business plans on their properties and potentially affect their ability to perform under the terms of their loan agreements. In response to the inflationary pressures, the Federal Reserve has approved multiple increases to its federal funds target range and has indicated it anticipates further interest rate increases throughout the remainder of the year and into 2023. Such increases in interest rates have increased, and may continue to increase, our interest expense, which may not be fully offset by associated increases in interest income, and may also slow the pace of loan repayments and increase the number of borrowers who seek extension of term on their loans.
LIBOR Transition
On March 5, 2021, the Financial Conduct Authority of the U.K., or the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA announcement coincided with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or the ARRC, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot fully predict the effect of the decision not to sustain LIBOR, or the transition to SOFR or another alternative reference rate as LIBOR’s replacement.
As of September 30, 2022, 83.0% of our loans by carrying value earned a floating rate of interest indexed to LIBOR, and 15.7% to SOFR. As of September 30, 2022, 44.4% of our outstanding financing arrangements (excluding our convertible senior notes) bear interest indexed to LIBOR, and 55.6% to SOFR. All of these arrangements provide procedures for determining an alternative base rate when LIBOR is discontinued. As of September 30, 2022, the one-month SOFR was 3.04% and one-month US LIBOR was 3.14%. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of the LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act of 1934, as amended, or the Exchange Act, that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular those relating to the COVID-19 pandemic. Our expectations, beliefs and estimates are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will prove to be correct or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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
•economic impact of escalating global trade tensions, including those related to the conflict between Russian and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions;
•accelerating inflationary trends, spurred by multiple factors including high commodity prices, a tight labor market and low residential vacancy rates, that may result in further interest rate increases and lead to increased market volatility;

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
Third Quarter 2022 Activity
Operating Results:
•GAAP net loss attributable to common stockholders of $(29.1) million, or $(0.56) per basic share, mainly reflecting an increase in CECL reserves of $(35.4) million.
•Distributable Earnings of $8.7 million, or $0.17 per basic share, which excludes the $(35.4) million increase in CECL reserve and $2.3 million of non-cash equity compensation expense.
•Book value per share of common stock of $15.24 inclusive of $(1.63) per share of total CECL reserve.
•Declared aggregate common stock dividends of $13.4 million, or $0.25 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Originated one loan with total commitments of $45.0 million and total principal balance of $43.4 million.
•Funded $28.4 million of principal balance on prior loan commitments.
•Realized loan repayments, principal paydowns and principal amortization of $346.7 million.
•Maintained a portfolio of 97 loan investments with a weighted average stabilized LTV at origination of 63.2%, and a weighted average all-in yield at origination of L+/S+4.07%.
Corporate Financing Activity:
•Established a new financing facility with Centennial Bank providing loan-level financing on a non-mark-to-market basis with a maximum borrowing capacity of $100 million, maturing on August 29, 2024.
Available Liquidity
•At September 30, 2022, we had unrestricted cash of $168.4 million, a portion of which is subject to certain liquidity covenants, as well as $45 million of restricted cash related to balances in the CLOs which can be used for reinvestment of certain loan balances or paydown of outstanding CLO borrowings.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended September 30, 2022, we recorded GAAP loss per basic share of $(0.56), declared a cash dividend of $0.25 per share of common stock and reported Distributable Earnings of $0.17 per basic share. Our book value as of September 30, 2022, was $15.24 per share of common stock, inclusive of $(1.63) of total CECL reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted (loss) earnings per share and dividends declared per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(29,130)	$18,605	$(45,475)	$60,815
Weighted average number of common shares outstanding	52,350,989	54,453,546	53,234,498	54,864,456
Weighted average number of diluted shares outstanding	52,350,989	56,735,278	53,234,498	70,902,745
Basic (loss) earnings per basic common share	$(0.56)	$0.34	$(0.85)	$1.11
Diluted (loss) earnings per basic common share	$(0.56)	$0.33	$(0.85)	$1.05
Dividend declared per common share	$0.25	$0.25	$0.75	$0.75

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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three and nine months ended September 30, 2022, we recorded provision for credit losses of $(35.4) million and $(52.8) million, respectively, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. Pursuant to our existing policy for reporting Distributable Earnings referenced above, during the nine months ended September 30, 2022, we recorded a $0.5 million recovery of amounts previously written off in a prior period on a discounted payoff. Additionally, during the nine months ended September 30, 2022, we recorded a $(10.1) million write-off on a loan sale, which we included in Distributable Earnings because we did not collect all amounts due at the time the loan was sold. During the nine months ended September 30, 2022, we recorded a $(18.8) million loss on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time expenses pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.
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
The following table provides a reconciliation of GAAP net (loss) income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2022	2021	2022	2021
Reconciliation of GAAP net (loss) income to Distributable Earnings:
GAAP net (loss) income attributable to common stockholders	$(29,130)	$18,605	$(45,475)	$60,815
Adjustments for non-distributable earnings:
Provision for (benefit from) credit losses	35,442	(5,760)	52,757	(15,072)
Write-off on loan sale	—	(9,740)	(10,107)	(9,740)
Recovery of amounts previously written off	—	—	512	—
Loss on extinguishment of debt	—	—	18,823	—
Non-cash equity compensation	2,349	2,032	6,426	5,558
Distributable Earnings	$8,661	$5,137	$22,936	$41,561
Distributable Earnings per basic share of common stock	$0.17	$0.09	$0.43	$0.76
Basic weighted average common shares - Distributable Earnings	52,350,989	54,453,546	53,234,498	54,864,456
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

(in thousands, except share data)	September 30, 2022	December 31, 2021
Stockholders’ equity	$1,003,516	$1,013,058
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(114,913)
Common stockholders’ equity	$797,778	$898,145
Shares:
Common stock	52,258,404	53,524,803
Restricted stock	92,585	264,662
Total outstanding	52,350,989	53,789,465
Book value per share of common stock	$15.24	$16.70
Book value per share as of September 30, 2022, includes the impact of an estimated allowance for credit losses of $(85.5) million, or $(1.63) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.

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
Interest-earning assets include our 100% loan investment portfolio. At September 30, 2022, our portfolio was comprised of 97 loans, of which 95 were senior first mortgage loans totaling $3.9 billion of commitments with an unpaid principal balance of $3.6 billion, and two were subordinated loans totaling $13.8 million in commitments and unpaid principal balance. At September 30, 2022, the weighted average risk rating of our loan portfolio was 2.6, weighted by total unpaid principal balance, as compared to 2.5 at June 30, 2022, and March 31, 2022, and 2.6 at December 31, 2021.
During the three months ended September 30, 2022, we originated one loan with a total loan commitment amount of $45.0 million, of which $43.4 million was funded at origination. Other loan fundings included $28.4 million of additional fundings made under existing loan commitments. Proceeds from loan repayments and principal amortization totaled $346.7 million. We generated interest income of $52.8 million and incurred interest expense of $34.5 million, which resulted in net interest income of $18.3 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details.
The following table details our loan activity by unpaid principal balance for the three months ended September 30, 2022, and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021
Loan originations	$43,404	$289,345
Other loan fundings (1)	$28,402	$35,175
Deferred interest capitalized	$629	$1,077
Loan repayments (2)	$(346,737)	$(290,497)
Loan write-offs	$—	$(9,740)
Total loan activity, net	$(274,302)	$25,360
___________________
(1) Additional fundings made under existing loan commitments and upsizing of loans.
(2) Includes repayment of deferred interest capitalized.
The following table details overall statistics for our investment portfolio as of September 30, 2022:

(dollars in thousands)
Portfolio Summary
Number of loans	97
Total loan commitments	$3,927,826
Unpaid principal balance	$3,615,177
Unfunded loan commitments	$312,649
Carrying value	$3,520,405
Weighted-average cash coupon	L+/S+3.54%
Weighted-average all-in yield	L+/S+4.07%
Stabilized LTV at origination	63.2%

The following table provides detail of our portfolio as of September 30, 2022:

(dollars in millions)

Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/15	$120.0	$120.0	$119.9	L+4.15%	L+3.75%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	10/19	120.0	93.0	93.0	L+3.24%	S+3.73%	3.0	CA	Office	63.9%	61.1%
Senior	07/18	114.1	114.1	113.7	L+3.34%	S+4.63%	2.0	CA	Retail	50.7%	55.9%
Senior	12/19	111.1	106.3	106.0	L+2.75%	L+5.19%	3.0	IL	Multifamily	76.5%	73.0%
Senior	12/18	96.4	85.8	85.4	L+3.75%	S+3.55%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	08/19	93.1	93.1	93.2	L+2.80%	L+3.27%	3.0	MN	Office	73.1%	71.2%
Senior	07/19	89.9	79.3	79.1	L+3.69%	L+3.38%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.9	86.6	86.5	L+2.55%	L+4.42%	3.0	TN	Office	70.2%	74.2%
Senior	01/20	81.9	70.3	70.2	L+3.25%	S+4.89%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.7	81.4	81.4	L+2.69%	L+3.44%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/19	76.8	76.8	76.8	L+3.36%	L+3.67%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	12/16	71.8	69.5	69.5	S+4.65%	L+5.58%	4.0	FL	Office	73.3%	63.2%
Senior	11/17	65.7	65.7	65.7	L+4.45%	L+5.56%	3.0	TX	Hotel	68.2%	61.6%
Senior	12/19	65.2	59.9	59.8	L+2.80%	L+4.58%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	61.6	61.2	L+3.00%	L+3.43%	3.0	LA	Multifamily	68.8%	68.6%
Senior	12/18	60.1	58.0	57.9	L+2.90%	L+4.42%	3.0	TX	Office	68.5%	66.7%
Senior	10/21	55.5	51.8	51.5	L+3.15%	L+3.07%	3.0	CO	Multifamily	78.2%	74.7%
Senior	05/22	55.5	39.6	39.2	S+3.29%	L+3.59%	3.0	TX	Multifamily	59.3%	62.9%
Senior	05/19	55.4	50.8	50.7	L+3.20%	L+3.61%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	06/19	54.1	52.4	52.3	L+3.30%	L+4.16%	3.0	VA	Office	49.3%	49.9%
Senior	11/21	52.8	46.6	46.2	L+3.40%	L+5.76%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	46.7	46.4	L+4.32%	L+4.09%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	49.4	49.3	L+5.00%	S+4.29%	3.0	MN	Hotel	68.4%	57.8%
Senior	02/20	50.2	46.2	46.1	L+3.30%	S+4.73%	3.0	TN	Hotel	69.1%	54.2%
Senior	09/18	50.1	35.9	35.8	L+3.75%	L+4.46%	3.0	IL	Office	47.9%	56.1%
Senior	03/22	49.9	46.9	46.5	S+3.25%	L+5.05%	3.0	MA	Industrial	67.3%	60.8%
Senior	08/19	48.2	44.6	44.3	L+3.70%	L+3.63%	3.0	GA	Office	69.5%	68.3%
Senior	07/21	46.4	45.4	45.1	L+3.69%	S+5.52%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	43.0	42.6	S+3.41%	L+5.16%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.1	L+3.16%	S+3.40%	3.0	TX	Multifamily	77.8%	75.2%
Senior	07/22	45.0	43.4	42.7	S+3.58%	L+4.24%	3.0	GA	Multifamily	74.5%	68.2%
Senior	09/21	44.3	39.8	39.5	L+3.30%	L+4.41%	3.0	CA	Office	62.4%	66.1%
Senior	08/17	44.1	44.1	44.0	L+4.24%	L+5.50%	3.0	KY	Multifamily	79.8%	73.1%
Senior	02/22	42.4	42.4	42.1	S+3.05%	L+3.69%	3.0	NJ	Industrial	75.0%	59.5%
Senior	12/17	40.9	38.6	38.5	L+4.38%	L+3.83%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	07/16	40.5	40.5	40.5	L+2.93%	L+3.60%	4.0	VA	Office	62.8%	61.5%
Senior	04/22	40.2	36.7	36.6	S+4.65%	L+3.82%	3.0	NY	Other	66.7%	61.8%
Senior	05/21	38.9	27.5	27.3	L+3.28%	L+5.49%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	34.8	34.7	L+3.18%	L+4.35%	3.0	MA	Office	47.0%	41.1%
Senior	11/18	37.1	36.9	36.9	L+3.60%	L+4.69%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/19	36.5	34.9	34.8	L+3.28%	L+3.88%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/20	34.9	19.0	19.0	L+3.42%	L+3.32%	3.0	GA	Office	63.2%	64.6%
Senior	05/17	34.8	31.6	31.5	L+5.35%	8.11%	3.0	TX	Office	68.7%	65.1%
Senior	10/19	34.4	25.8	25.8	L+2.75%	L+3.50%	3.0	CA	Office	70.6%	67.8%
Senior	12/18	34.2	32.9	32.9	L+2.92%	12.50%	4.0	IL	Multifamily	70.8%	62.1%
Senior	05/17	33.8	29.9	29.8	S+4.51%	S+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	08/19	33.5	29.5	29.5	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	29.0	28.8	L+3.18%	L+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/16	33.1	33.1	33.1	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	03/19	32.0	28.6	28.5	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.0	30.7	30.7	L+3.32%	L+5.27%	3.0	MA	Office	76.5%	54.1%
Senior	06/18	32.0	27.3	27.1	S+4.57%	S+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	10/19	31.8	24.3	24.3	L+3.15%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	04/22	31.8	27.8	27.6	S+3.35%	S+3.73%	3.0	GA	Multifamily	75.1%	67.1%
Senior	05/18	29.4	29.4	29.3	S+5.00%	S+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	05/17	29.0	28.1	27.9	L+4.50%	L+5.19%	4.0	FL	Office	69.3%	68.5%
Senior	04/22	28.5	25.7	25.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/20	28.0	23.2	23.2	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	01/19	27.6	26.9	26.9	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	27.5	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%

Senior	03/22	27.2	22.9	22.5	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	27.0	24.7	24.7	L+3.15%	L+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.3	26.0	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	25.9	24.6	24.5	L+4.00%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	07/17	25.8	25.8	25.7	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	10/21	25.7	25.7	25.5	L+3.15%	L+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	09/18	25.1	22.0	22.0	L+3.87%	L+4.42%	3.0	NY	Mixed-Use	60.2%	59.3%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.6	L+3.30%	L+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.1	22.9	L+3.18%	L+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	12/21	24.4	20.4	20.3	L+3.86%	L+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	10/15	23.5	23.5	23.5	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	05/21	23.3	17.2	17.0	L+3.50%	L+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/22	22.9	19.6	19.5	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	06/18	22.8	19.1	19.0	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	06/19	21.5	21.5	21.4	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	07/21	21.4	21.4	21.3	L+3.25%	L+3.63%	3.0	GA	Multifamily	77.0%	68.7%
Senior	09/17	21.4	21.4	21.3	S+5.15%	S+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	10/18	21.4	21.2	21.2	L+4.21%	L+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	03/19	21.1	20.8	20.7	S+3.53%	S+3.40%	3.0	KY	Multifamily	69.8%	69.9%
Senior	06/19	21.0	19.9	19.9	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	20.6	18.5	18.4	L+3.99%	L+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	01/18	19.3	17.6	17.5	L+4.77%	L+5.50%	3.0	PA	Mixed-Use	66.8%	67.3%
Senior	10/18	19.2	18.1	18.1	L+3.24%	L+3.69%	3.0	TX	Office	73.0%	69.9%
Senior	11/18	19.0	17.0	16.9	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	07/19	18.6	15.8	15.7	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	06/21	16.7	14.0	13.8	L+3.35%	L+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	08/17	16.1	13.0	13.0	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	07/18	14.8	10.5	10.5	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	14.6	11.0	11.0	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/21	14.5	14.0	13.9	L+3.65%	L+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	08/18	14.2	14.2	14.2	L+3.33%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Mezzanine	01/17	13.8	13.8	13.9	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.8	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Mezzanine	11/15	—	—	0.0	13.00%	12.50%	10.0	NY	Hotel	68.3%	58.0%
Allowance for credit losses				(82.6)
Total/Weighted Average		$3,927.8	$3,615.2	$3,520.4	L+/S+3.54%	L+/S+4.07%	3.1			66.3%	63.2%
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
The map and charts below illustrate the geographic distribution and types of properties securing our portfolio as of September 30, 2022:

MN, 4.7%
WI, 0.5%
MI, 0.2%
NY, 10.3%
MA, 5.5%
CT, 1.8%
PA, 2.8%
NJ, 2.1%
OH, 1.3%
IL, 7.0%
IN, 0.4%
CA, 11.7%
CO, 4.3%
KS, 0.6%
MO, 0.7%
VA, 2.6%
KY, 1.9%
TN, 3.7%
NC, 1.6%
AZ, 1.5%
OK, 0.7%
SC, 0.7%
AL, 1.6%
GA, 6.9%
TX, 13.3%
LA, 5.5%
FL, 5.9%
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
We maintain strong relationships and an active asset management dialogue with our borrowers. We have leveraged those strong relationships to minimize the negative impacts of the COVID-19 pandemic on our portfolio, particularly in respect of the properties securing loans in our portfolio experiencing COVID-19 related business interruptions and pressure on operating cash flows. While we generally believe that the principal amount of our loans is sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	September 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	10	$370,589	$367,230	9	$245,939	$245,042
2	52	1,780,250	1,755,988	58	2,002,008	1,983,615
3	26	885,074	875,400	25	747,631	739,343
4	5	249,202	242,528	11	633,153	627,938
5	4	330,062	279,259	2	168,094	145,370
Total	97	$3,615,177	$3,520,405	105	$3,796,825	$3,741,308
Other Portfolio Developments
During the three months ended September 30, 2022, two first mortgage loans with an aggregate principal balance of $123.0 million collateralized by office properties located in Minneapolis, MN and Phoenix, AZ were downgraded to a risk rating of “5” as a result of the collateral properties’ operating performance being adversely affected by the ongoing office leasing market challenges related to the COVID-19 pandemic and the capital markets volatility. At September 30, 2022, we recorded a total allowance for credit loss of $20.0 million on the unpaid principal balance of these loans based on our estimate of fair value of the underlying collateral properties and we placed these loans on nonaccrual status.
A first mortgage loan with a principal balance of $93.0 million collateralized by an office property located in San Diego, CA was previously downgraded to a risk rating of “5” and placed on nonaccrual status as a result of current market conditions and the continued adverse impact of the COVID-19 pandemic on the office leasing market. At September 30, 2022, we recorded an allowance for credit loss of $14.0 million based on our estimate of fair value of the underlying collateral property.
During the year ended December 31, 2021, a first mortgage loan with a principal balance of $114.1 million collateralized by a retail property located in Pasadena, CA was downgraded to a risk rating of “5” and placed on nonaccrual status as a result of the impact of the COVID-19 pandemic. At September 30, 2022, we recorded an allowance for credit loss of $16.5 million based on our estimate of fair value using the estimated proceeds from the sale of the collateral property, less the estimated costs to sell. Subsequent to September 30, 2022, we resolved this loan, which involved a coordinated sale of the collateral property through a deed-in-lieu of foreclosure transaction and providing the new ownership group with a new $77.3 million senior floating rate loan.
During the nine months ended September 30, 2022, we resolved a senior loan that had an outstanding unpaid principal balance of $54.0 million. The loan had been previously placed on nonaccrual status. We recognized a write-off of $10.1 million on the sale of the loan.
Portfolio Financing
As of September 30, 2022, our portfolio financing consisted of repurchase facilities collateralized by loans held-for-investment, securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs and an asset-specific financing facility collateralized by loans held-for-investment. Our non-mark-to-market financing sources accounted for approximately 52.9% of portfolio loan-level financing as of September 30, 2022.
The following table details our portfolio loan-level financing as of September 30, 2022, and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
CRE CLOs	$1,224,035	$1,677,619
Term financing facility (1)	—	127,145
Asset-specific financing facility	44,913	43,622
Secured repurchase agreements (non-mark-to-market)	35,900	—
Total non-mark-to-market financing	1,304,848	1,848,386
Secured repurchase agreements	1,160,065	677,285
Total portfolio financing	$2,464,913	$2,525,671
____________________
(1)On April 22, 2022, we voluntarily repaid this facility in whole.
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility and the CRE CLOs as of September 30, 2022, and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Loans held-for-investment	$3,437,376	$3,681,089
Restricted cash	45,242	12,362
Total	$3,482,618	$3,693,451
Secured Repurchase Agreements
As of September 30, 2022, we had repurchase facilities in place with six counterparties (lenders) with aggregate outstanding borrowings of $1.2 billion, which financed a portion of our loans held-for-investment. As of September 30, 2022, the weighted average borrowing rate on our repurchase facilities was 5.3%, the weighted average advance rate was 65.5%, and the term to maturity ranged from 271 days to approximately 2.7 years, with a weighted average remaining maturity of 1.3 years.
The table below details our secured repurchase facilities as of September 30, 2022:

	September 30, 2022
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2023	No	$533,010	$66,990	$600,000
Goldman Sachs Bank USA (2)	July 13, 2023	No	$127,725	$122,275	$250,000
JPMorgan Chase Bank	June 28, 2024	No	$135,170	$214,830	$350,000
Citibank	May 25, 2025	No	$266,010	$233,990	$500,000
Wells Fargo Bank	June 28, 2023	No	$98,150	$—	$98,150
Centennial Bank	August 29, 2024	No	$35,900	$64,100	$100,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of September 30, 2022, we retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
Under our repurchase facilities, other than with respect to our Centennial Bank repurchase facility, which provides financing on a non-mark-to-market basis, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event or, under a limited number of our repurchase facilities, due to market events. To cover a margin call, we may transfer cash to such counterparty. At maturity, any cash on deposit as collateral is generally applied against the repurchase facility balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase facilities could result, causing an adverse change in our liquidity position.
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through CRE CLOs. At September 30, 2022, we had three CRE CLOs outstanding: GPMT 2021-FL4, GPMT 2021-FL3 and GPMT 2019-FL2, totaling $1.2 billion of outstanding borrowings, financing 51 of our existing first mortgage loan investments with an aggregate principal balance of $1.7 billion. The CRE CLOs provide us with an attractive cost of funds and, as of September 30, 2022, financed 44.6% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis. On April 22, 2022, the Company redeemed the GPMT 2018-FL1 CRE CLO, which at its redemption had $103.6 million of outstanding borrowings.

The following table details our CRE CLO securitized debt obligations:

(dollars in thousands)	September 30, 2022
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,409	$611,688	L+ 3.7%
Financing provided	502,564	498,963	L+ 1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	695,669	688,120	L+3.9%
Financing provided	557,830	557,934	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets (4)	338,151	335,133	L+4.2%
Financing provided	166,953	167,138	L+2.5%
Total
Collateral assets	$1,655,229	$1,634,941	L+3.9%
Financing provided	$1,227,347	$1,224,035	L+1.8%
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
(2)Includes $36.0 million of restricted cash as of September 30, 2022. Yield on collateral assets is exclusive of restricted cash.
(3)Includes $5.5 million of restricted cash as of September 30, 2022. Yield on collateral assets is exclusive of restricted cash.
(4)Includes $3.0 million of restricted cash as of September 30, 2022. Yield on collateral assets is exclusive of restricted cash.
Asset-Specific Financing
In April 2019, we entered into a $150 million asset-specific financing facility with CIBC Bank USA to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us.
The following table details the outstanding borrowings under our asset-specific financing facility as of September 30, 2022:

(dollars in thousands)	September 30, 2022
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
CIBC Asset-Specific Financing Facility
Collateral assets	$57,954	$57,488	L+3.4%
Borrowings outstanding	44,913	44,913	L+1.7%
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

Corporate Financing
Convertible Senior Notes
As of September 30, 2022, the total outstanding amount due on convertible senior notes was $275.4 million. The notes are unsecured and pay interest semiannually at a rate of 5.625% per annum on the notes maturing on December 1, 2022, and a rate of 6.375% per annum on the notes maturing on October 1, 2023. As of September 30, 2022, these notes had a conversion rate of 51.9943 and 50.0894 shares of common stock per $1,000 principal amount of the notes, respectively.
As of September 30, 2022, the following convertible senior notes were outstanding:

(dollars in thousands)	September 30, 2022
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Convertible Senior Notes Maturing 2022	143,750	143,585	5.6%	6.4%	December 1, 2022
Convertible Senior Notes Maturing 2023	131,600	130,704	6.4%	7.2%	October 1, 2023
____________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, term financing facility, CRE CLOs, senior secured term loan facilities and convertible senior notes for the three months ended September 30, 2022, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended September 30, 2022	$2,824,626	$2,739,202	$2,892,033
For the Three Months Ended June 30, 2022	$3,017,504	$3,014,659	$3,051,406
For the Three Months Ended March 31, 2022	$2,917,731	$2,918,429	$2,951,641
For the Three Months Ended December 31, 2021	$2,985,109	$2,938,493	$3,031,364
For the Three Months Ended September 30, 2021	$2,974,497	$2,927,103	$3,014,681
Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our repurchase and asset-specific financing facilities generally require the Company to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of September 30, 2022
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $32.6 million.	Unrestricted cash of $168.4 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) 75.0% of tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of equity issuances after June 28, 2017, which calculates to $931.7 million.
Tangible net worth of $1.1 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 67.2%; Total leverage ratio of 71.8%
Interest Coverage	Interest coverage ratio of no less than 1.5:1.0	Interest coverage of 1.7:1.0
We were in compliance with all financial covenants as of September 30, 2022.
Leverage Ratios
As of September 30, 2022, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.6:1.0, and our recourse leverage ratio was 1.3:1.0.
The following table represents the Company’s recourse leverage ratio and total leverage ratio as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Recourse leverage ratio (1)	1.3	0.9
Total leverage ratio (2)	2.6	2.7
____________________
(1) The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2) The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of September 30, 2022, 98.0% of our loan investments by carrying value earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, and 0.7% of our loan investments by carrying value earned a floating rate of interest and were unencumbered, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loan investments. As of September 30, 2022, 1.3% of our loan investments by carrying value earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of September 30, 2022:

(in thousands)	Net Exposure
Floating rate assets (1)	$3,474,254
Floating rate liabilities (1)(2)	2,464,913
Net floating rate exposure	$1,009,341
____________________
(1) Floating rate assets and liabilities are indexed to the London Interbank Offered Rate (LIBOR) or the Secured Overnight Financing Rate (SOFR).
(2) Floating rate liabilities include our outstanding repurchase facilities, asset-specific financing facility and CRE CLOs.
Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,709,486	$51,785	5.6%	$3,788,658	$147,424	5.2%
Subordinated loans	14,006	336	9.6%	14,403	1,051	9.7%
Other	—	714		—	960
Total interest income/net asset yield	$3,723,492	$52,835	5.7%	$3,803,061	$149,435	5.2%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,543,058	$29,845	4.7%	$2,567,725	$67,979	3.5%
Subordinated loans	8,313	111	5.3%	8,350	258	4.1%
Other:
Convertible senior notes	274,132	4,585	6.7%	273,676	13,703	6.7%
Senior secured term loan facilities	—	—		48,004	3,754	10.4%
Total interest expense/cost of funds	$2,825,503	34,541	4.9%	$2,897,755	85,694	3.9%
Net interest income/spread		$18,294	0.8%		$63,741	1.3%

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,675,426	$47,934	5.2%	$3,740,623	$150,561	5.4%
Subordinated loans	15,595	378	9.7%	15,980	1,140	9.5%
Other	—	95	—	—	298
Total interest income/net asset yield	$3,691,021	$48,407	5.2%	$3,756,603	$151,999	5.4%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,463,746	$16,028	2.6%	$2,517,363	$48,938	2.6%
Subordinated loans	8,455	67	3.2%	8,491	201	3.2%
Other:
Senior secured term loan facilities	208,480	5,654	10.8%	207,662	16,587	10.6%
Convertible senior notes	272,364	4,556	6.7%	271,937	13,618	6.7%
Total interest expense/cost of funds	$2,953,045	26,305	3.6%	$3,005,453	79,344	3.5%
Net interest income/spread		$22,102	1.6%		$72,655	1.9%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the COVID-19 pandemic, the war in Ukraine, inflation and rising interest rates, and how they will affect the results of our operations.
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. The COVID-19 pandemic, the war in Ukraine, inflation and rising market interest rates have resulted in significant disruptions in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. The dislocation in capital markets and decline in real estate sale transaction and refinancing activities caused by the pandemic and higher interest rates have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types, which are a significant source of our overall liquidity and could make it more difficult for us to originate new loan investments.
Financing Availability
We are subject to availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. The COVID-19 pandemic, the war in Ukraine, inflation and rising interest rates have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions could negatively impact real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through collateralized loan obligations, or CRE CLOs, retaining subordinate securities in our investment portfolio. Our CRE CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our condensed consolidated balance sheets.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We try to mitigate this risk by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses, including as a result of the COVID-19 pandemic, the war in Ukraine, inflation, rising interest rates and capital markets volatility, could occur that could adversely impact our operating results.
The Environmental, Social and Governance, or ESG, factors associated with our potential collateral and borrowers could also pose credit risks to us. We try to mitigate these risks by incorporating diligence practices into our investment process to identify significant ESG concerns related to a given investment. The nature and scope of our ESG diligence will vary based on the investment but may include a review of, among other things, energy management, pollution and contamination, accounting standards, bribery and corruption. In addition, our Anti-Money Laundering Policy is designed to help prevent money laundering and terrorist financing.
We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors.
The COVID-19 pandemic significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement and delays in construction and development projects that had been planned or were underway at the onset of the pandemic. While the economy has improved significantly, macroeconomic trends associated with the COVID-19 pandemic have persisted and could continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements.
Operating Expenses
Our operating expenses, such as compensation costs and expenses related to managing our investment portfolio, may vary over time and are subject to a variety of factors, including overall economic and market environment, competitive market forces driving employee-related costs, and other related factors.
Allowance for Credit Losses
Our operating results are also impacted by the allowance for credit loss we record for loans held-for-investment using the CECL model pursuant to ASU 2016-13.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates may affect our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. To the extent that our financing costs are determined by reference to floating rates, such as LIBOR, SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In response to the inflationary pressures, this year the Federal Reserve has approved multiple increases to its federal funds rate target range and has indicated that it anticipates further increases in interest rates throughout the remainder of the year and into 2023. Any such increases could adversely affect our results of operations and financial condition. In a period of rising interest rates, our interest expense on floating rate borrowings would increase, while, in certain circumstances, rate floors on our floating rate investments could limit the growth of our interest income. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
Although our strategy is to primarily originate, invest in and manage senior floating-rate commercial mortgage loans, from time-to-time we may acquire fixed-rate investments, which further exposes our operating results to the risks posed by fluctuations in interest rates. To the extent that this applies to us, we may choose to actively manage this risk through the use of hedging strategies.
Summary of Results of Operations and Financial Condition
Our GAAP net loss attributable to common stockholders was $(29.1) million (or $(0.56) per basic weighted average share) for the three months ended September 30, 2022, as compared to GAAP net loss attributable to common stockholders of $(17.4) million (or $(0.32) per basic weighted average share) for the three months ended June 30, 2022. The decrease in GAAP results was primarily due to an increase in provision for credit losses of $(21.8) million and decrease in net interest income of $(3.6) million, partially offset by no loss on extinguishment of debt during the three months ended September 30, 2022, compared to losses on extinguishment of debt of $13.0 million during the three months ended June 30, 2022.
Comparison of the Three Months Ended September 30, 2022, and June 30, 2022
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended September 30, 2022, and the three months ended June 30, 2022:

(in thousands)
Income Statement Data:	September 30, 2022	June 30, 2022	Q3’22 vs Q2’22
Interest income:
Loans held-for-investment	$52,121	$49,056	$3,065
Cash and cash equivalents	714	223	491
Total interest income	52,835	49,279	$3,556
Interest expense:
Repurchase facilities	15,098	10,380	4,718
Securitized debt obligations	14,416	10,844	3,572
Convertible senior notes	4,585	4,572	13
Term financing facility	—	340	(340)
Asset-specific financings	442	322	120
Senior secured term loan facilities	—	886	(886)
Total interest expense	34,541	27,344	7,197
Net interest income	18,294	21,935	(3,641)
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
Interest Income
Interest income for the three months ended September 30, 2022, increased to $52.8 million from $49.3 million mainly due to an increase in interest rates, partially offset by the addition of two nonaccrual assets and a reduction in the average investment portfolio balance.
Interest Expense
Interest expense for the three months ended September 30, 2022, increased to $34.5 million from $27.3 million mainly due to an increase in short-term interest rates and higher average borrowings on repurchase facilities, partially offset by a lower average balance on higher-cost senior secured term loan facilities and the term financing facility.
Provision for Credit Losses
Consistent with the methodology used during the adoption of ASU 2016-13 on January 1, 2020, we continue to use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through September 30, 2022, we employed third-party licensed macroeconomic forecasts, over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. As part of our quarterly review of our loan portfolio, we assess the repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net (loss) income on the condensed consolidated statements of comprehensive (loss) income. The following table presents the components of (provision for) benefit from credit losses for the three months ended September 30, 2022, and June 30, 2022:

	Three Months Ended September 30,	Three Months Ended June 30,
(in thousands)	2022	2022
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(35,331)	$(13,126)
Other liabilities	(111)	(1,013)
Recoveries of amounts previously written off	—	512
Total (provision for) benefit from credit losses	$(35,442)	$(13,627)

During the three months ended September 30, 2022, we recorded a provision for credit losses of $(35.4) million. The increase in our estimate of allowance for credit losses was primarily driven by recording an increase of $(30.0) million related to collateral-dependent loans and implementing in our analysis a more conservative macroeconomic forecast prompted by an elevated uncertainty for macroeconomic outlook due to inflationary pressures, continuing supply chain disruptions, interest rate volatility and other factors.
Loss on Extinguishment of Debt
Losses on extinguishment of debt for the three months ended June 30, 2022, were $(13.0) million mainly due to the payoff of the remaining $100.0 million of senior secured term loan facilities and full repayment of the term financing facility. No loss on extinguishment of debt was recorded during the three months ended September 30, 2022.
Expenses
The following table presents the components of expenses for the three months ended September 30, 2022, and June 30, 2022:

	Three Months Ended September 30,	Three Months Ended June 30,
(dollars in thousands)	2022	2022
Compensation and benefits	$4,953	$5,770
Servicing expenses	$1,336	$1,500
Other operating expenses	$2,068	$2,185
Annualized total operating expense ratio	3.2%	3.5%
Annualized core operating expense ratio (excluding non-cash equity compensation)	2.3%	2.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits and servicing expenses for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, decreased primarily due to lower compensation accruals during the three months ended September 30, 2022. Servicing expenses and other operating expenses for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, were relatively stable quarter over quarter. Our operating expense ratio, during the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, decreased modestly primarily due to lower compensation and benefits expenses.

Comparison of the Nine Months Ended September 30, 2022, and September 30, 2021
Net Interest Income
The following table presents the components of interest income and interest expense for the nine months ended September 30, 2022, and the nine months ended September 30, 2021:

(in thousands)
Income Statement Data:	September 30, 2022	September 30, 2021	YTD’22 vs YTD’21
Interest income:
Loans held-for-investment	$148,475	$151,701	$(3,226)
Cash and cash equivalents	960	298	662
Total interest income	149,435	151,999	$(2,564)
Interest expense:
Repurchase facilities	30,486	20,449	10,037
Securitized debt obligations	34,992	20,523	14,469
Convertible senior notes	13,703	13,618	85
Term financing facility	1,713	6,208	(4,495)
Asset-specific financings	1,046	1,959	(913)
Senior secured term loan facilities	3,754	16,587	(12,833)
Total interest expense	85,694	79,344	6,350
Net interest income	63,741	72,655	(8,914)
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
Interest Income
Interest income for the nine months ended September 30, 2022, decreased to $149.4 million from $152.0 million mainly due to a lower average balance of our interest-earning assets and higher average balance of nonaccrual loans, partially offset by an increase in interest rates net of the impact of interest rate floors on our loans.
Interest Expense
Interest expense for the nine months ended September 30, 2022, increased to $85.7 million from $79.3 million mainly due to an increase in interest rates, partially offset by a lower average balance on senior secured term loan facilities and term financing facility.
Provision for Credit Losses
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net (loss) income on the condensed consolidated statements of comprehensive (loss) income. The following table presents the components of (provision for) benefit from credit losses for the nine months ended September 30, 2022, and September 30, 2021:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2022	2021
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(51,821)	$(21,187)
Other liabilities	(1,448)	(3,625)
Recoveries of amounts previously written off	512	—
Total (provision for) benefit from credit losses	$(52,757)	$(24,812)

During the nine months ended September 30, 2022, we recorded a provision for credit losses of $(52.8) million. The increase in our estimate of allowance for credit losses was primarily driven by the addition of three new loans assigned a rating of “5” that were deemed to be collateral-dependent, which resulted in a provision for credit losses of $(32.8) million and a write-off of $(10.1) million on the sale of a loan. The remaining increase in our provision for credit losses was related to changes in the portfolio mix and implementing in our analysis a more conservative macroeconomic forecast driven by elevated macroeconomic uncertainty resulting from inflationary pressures, continuing supply chain disruptions, interest rate volatility and other factors, partially offset by a recovery of amounts previously written off of $0.5 million.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2022, we recorded a loss on extinguishment of debt of $(18.8) million, compared to no loss on extinguishment of debt during the nine months ended September 30, 2021. The increase is due to the payoff of the remaining $150.0 million of senior secured term financing facilities and the full repayment of the term financing facility during the nine months ended September 30, 2022.
Expenses
The following table presents the components of expenses for the nine months ended September 30, 2022, and September 30, 2021:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Compensation and benefits	$16,539	$16,111
Servicing expenses	$4,297	$3,763
Other operating expenses	$6,867	$6,967
Annualized total operating expense ratio	3.4%	3.8%
Annualized core operating expense ratio (excluding non-cash equity compensation)	2.6%	3.0%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, increased primarily due to an increase in compensation accruals in early 2022. Servicing expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, increased primarily due to an increase in billings under our servicing agreements. Other operating expenses remained relatively stable for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Our operating expense ratio during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, increased modestly due to the increases in compensation and benefits and servicing expenses.
Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our secured financing facilities, issuance of CRE CLOs, borrowings under our senior secured term loan facilities and the issuance and sale of convertible notes. As of September 30, 2022, our capitalization included $0.3 billion of corporate debt and $2.5 billion of loan-level financing. No portion of our corporate debt as of September 30, 2022, matures before December 1, 2022 (when our convertible senior notes due 2022 mature), and our loan-level financing as of September 30, 2022, is generally term-matched or matures in 2023 or later. Our $2.5 billion of loan-level financing as of September 30, 2022, includes $1.2 billion of secured repurchase agreements, $1.2 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market and $44.9 million of asset-specific financing facility.
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
Leverage
From June 30, 2022, to September 30, 2022, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.7:1.0 to 2.6:1.0, mainly driven by a modest decrease in payoffs and loan-level financing. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to LIBOR and/or SOFR.
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
The following table sets forth our sources of liquidity as of September 30, 2022:

Nine Months Ended
(in thousands)	September 30, 2022
Cash and cash equivalents	$168,414
Approved but unused borrowing capacity on financing facilities	—
Total	$168,414
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
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of September 30, 2022. See Note 12 – Stockholders’ Equity to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $2.7 billion of outstanding borrowings under our repurchase facilities, collateralized loan obligations, asset-specific financing facility and convertible senior notes; $312.6 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. The COVID-19 pandemic, inflation and sharp increases in interest rates have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. In addition, the war in Ukraine has also disrupted markets and continues to be a contributing factor to worsening macroeconomic conditions. These events continue to disrupt global supply chains and cause labor shortages and have added to broad inflationary pressures. Declines in economic conditions could negatively impact real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, term financing facility, securitized debt obligations, long-term senior secured term loan facilities and convertible senior notes, net of deferred debt issuance costs, as of September 30, 2022, and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Within one year	$1,524,514	$1,530,671
One to three years	1,192,825	1,096,112
Three to five years	21,863	311,710
Five years and over	—	—
Total	$2,739,202	$2,938,493
Cash Flows
For the three months ended September 30, 2022, our restricted and unrestricted cash and cash equivalents balance decreased approximately $6.0 million, to $213.7 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended September 30, 2022, operating activities increased our cash balances by approximately $18.0 million, primarily driven by proceeds from deferred interest capitalized to loans held-for-investment, increases in other liabilities, and decreases in other assets.
•Cash flows from investing activities. For the three months ended September 30, 2022, investing activities increased our cash balances by approximately $271.2 million, primarily driven by repayments of loans held-for-investment, partially offset by origination of one loan held-for-investment.
•Cash flows from financing activities. For the three months ended September 30, 2022, financing activities decreased our cash balances by approximately $295.2 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to inflationary pressures, the Federal Reserve has approved increases to its federal funds rate target range and has indicated that it foresees further increases in interest rates throughout the remainder of the year and into 2023. Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing economic disruption and capital markets volatility resulting from the COVID-19 pandemic, inflationary pressures and rising interest rates.
Recent Market Conditions
Due to the current COVID-19 pandemic and its ongoing impacts and other macroeconomic challenges, including the war in Ukraine and its contributions to inflationary pressures and supply chain shortages, most of our borrowers, sponsors, their tenants, the properties serving as collateral for our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “Macroeconomic Enviornment” in Part II, Item 2 of this Quarterly Report on Form 10-Q for further discussion of current market conditions.
Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments, as well as seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Credit risk is also addressed through our ongoing review, and our investment portfolio is monitored for variance from underwritten and expected results on a monthly basis, with more intense analysis and oversight done on a quarterly basis. Nevertheless, unanticipated credit losses, including as a result of the COVID-19 pandemic and current market conditions, could occur that could adversely impact our operating results.
We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors. However, any potential negative impacts on our business as a result of the COVID-19 pandemic and current market conditions may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be relatively concentrated in certain property types, geographical areas or loan categories that may be more adversely affected by the pandemic than others. For example, certain of our loans are secured by office, industrial, multifamily, hotel and retail properties. Changes in how certain types of commercial properties are operated to facilitate social distancing and other measures intended to control the impact of the pandemic have impacted, and are likely to continue to impact, our investments secured by these properties.
The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferrals or abatement and delays in capital improvements on projects that had been planned or were underway at the onset of the pandemic. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain an active dialogue and strong relationships with our borrowers as part of our overall asset management strategy. Through our asset management process, we focus on addressing potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow strains. Certain of our borrowers have indicated that due to the impact of COVID-19 pandemic they will be unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other business challenges. As a result, they have requested, and in certain instances we have granted, temporary deferrals of interest payments or forbearance, or other modifications of their loans. Discussions we have had with our borrowers have addressed potential near-term loan modifications including repurposing of funds in certain reserve accounts, temporary deferrals of interest or performance tests and certain covenant waivers on loans collateralized by properties impacted by the COVID-19 pandemic. While we generally believe that the principal amount of our loans is typically sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
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

In response to inflationary pressures, the Federal Reserve has approved multiple increases to its federal funds target range and has indicated that it anticipates further increases in interest rates throughout the remainder of the year and into 2023. Such increases in interest rates have increased, and may continue to increase, our interest expense, which may not be fully offset by any increases in interest income, and may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.
As of September 30, 2022, approximately 98.7% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.3% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current repurchase facilities, asset-specific financing facility and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2022. All changes in value are measured as the change from our September 30, 2022, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates (1)
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,326	$666	$(724)	$(1,448)
Repurchase facilities	(492)	(249)	249	498
Securitized debt obligations	(512)	(256)	256	512
Asset-specific financings	(19)	(10)	10	19
Convertible senior notes	(1,199)	(598)	594	1,186
Total net assets	$(896)	$(447)	$385	$767

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(7,396)	$(3,689)	$3,689	$7,379
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2022. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
The COVID-19 pandemic and its ongoing impacts continue to cause disruptions in the U.S. and global economies, and capital markets resulting in volatility, widening credit spreads and liquidity availability. Other factors, such as rising interest rates, high inflation, supply chain disruptions, growing geopolitical tensions and increased volatility in public equity and fixed income markets have led to increased cost and decreased availability of capital, which may adversely impact the ability of commercial property owners to service their debt obligations and refinance their loans as they mature and/or our ability to access capital markets.
Real Estate Risk
Our business strategy focuses on commercial real estate related debt investments. As a result, we will be exposed to the risks generally associated with the commercial real estate market, including occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control, including, but not limited to, the impacts of the COVID-19 pandemic, high inflation and rising rates discussed above.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase facilities. Should the value of our investments serving as collateral for our repurchase facilities significantly decrease, including, but not limited to, as a result of the impacts of the COVID-19 pandemic, high inflation and rising rates discussed above, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our financing counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, which such risks are increased as a result of the COVID-19 pandemic, high inflation and rising rates discussed above and their effects on the global and U.S. economies and commercial real estate markets, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2022, filed with the SEC on November 8, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 8, 2022	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 8, 2022	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)