Form 10-K
period 2022-12-31
Granite Point Mortgage Trust Inc.
filed 2023-03-02
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $492.3 million based on the closing sale price as reported on the NYSE on that date.
As of February 23, 2023, there were 52,527,377 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

GRANITE POINT MORTGAGE TRUST INC.
2022 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “outlook,” “potential,” “continue,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical facts or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and estimates are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will prove to be correct or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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
Important factors that may affect our actual results include, among others:
•the general political, economic and competitive conditions in the markets in which we invest, including with respect to the effects of the COVID-19 pandemic, and their impact on our loan portfolio, financial condition and business operations;
•accelerating inflationary trends, spurred by multiple factors including high commodity prices, a tight labor market, and low residential vacancy rates, may result further in interest rate increases and lead to increased market volatility;
•higher interest rates imposed by the Federal Reserve may lead to a decrease in prepayment speeds and an increase in the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments;
•the economic impact of escalating global trade tensions, including the conflict between Russia and Ukraine and the adoption or expansion of economic sanctions or trade restrictions;
•reduced demand for office, multifamily or retail space, including as a result of the COVID-19 pandemic and/or hybrid work schedules which allow work from remote locations other than the employer's office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;
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
•our ability to maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•availability of desirable investment opportunities;
•availability of qualified personnel;
•estimates relating to our ability to make distributions to our stockholders in the future;
ii

•acts of God, such as hurricanes, earthquakes and other natural disasters, including climate change-related risks, acts of war and/or terrorism, pandemics or outbreaks of infectious disease and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;
•deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments, risks in collection of contractual interest payments and, potentially, principal losses to us, including the risk of credit loss charges and any impact on our ability to satisfy the covenants and conditions in our debt agreements; and
•difficulty or delays in redeploying the proceeds from repayments of our existing investments.
This Annual Report on Form 10-K may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by loan servicers and other third-party service providers.

iii

PART I
Item 1. Business
Our Company
Granite Point Mortgage Trust Inc. is an internally-managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. We operate as a REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We were incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
The terms “Granite Point,” “we,” “our,” “us” and the “company” refer to Granite Point Mortgage Trust Inc. and its subsidiaries as a consolidated entity.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated one of our subsidiaries as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exclusion from registration under the Investment Company Act.
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
From time to time, we may also directly originate and invest in mezzanine loans, subordinated mortgage interests (sometimes referred to as a B-note) and other real estate securities, and may also invest in preferred equity investments and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. The only securities we currently own are the retained interests from our securitization financing transactions. Our investment objective is to generate attractive, risk-adjusted returns for our stockholders over the long-term, primarily through dividends, and to preserve our stockholders’ capital through business cycles. We believe that the stability of our capital base is important to our ability to invest in assets that generate attractive returns on an ongoing basis. We intend to achieve these objectives by further growing our already well-diversified investment portfolio over the long-term and actively managing the various risks associated with our business strategy.
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

Our Portfolio
As of December 31, 2022, our investment portfolio consisted of 90 commercial real estate loan investments with an aggregate principal balance of $3.4 billion and an additional $0.2 billion of future funding obligations. As of December 31, 2022, 98.6% of our portfolio by carrying value earned a floating rate of interest. The table below details overall statistics of our portfolio as of December 31, 2022:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$3,577,849	$3,348,242	$3,254,619	L+/S+3.61%	L+/S+4.05%	3.1	66.5%	63.0%
Subordinated loans	13,764	13,764	13,196	8.00%	8.11%	10.0	41.4%	36.2%
Total/Wtd. Avg.	$3,591,613	$3,362,006	$3,267,815	L+/S+3.61%	L+/S+4.05%	3.1	66.4%	62.9%
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

The map and charts below illustrate the geographic distribution and types of properties securing our portfolio as of December 31, 2022:

MN, 5.1%
WI, 0.5%
MI, 0.2%
NY, 10.5%
MA, 5.0%
CT, 1.9%
PA, 2.7%
NJ, 2.2%
OH, 1.4%
IL, 6.6%
IN, 0.4%
CA, 10.9%
CO, 4.7%
KS, 0.7%
MO, 0.7%
KY, 1.5%
VA, 2.8%
NC, 1.8%
TN, 3.9%
AZ, 1.7%
OK, 0.7%
SC, 0.8%
AL, 1.8%
GA, 7.5%
TX, 13.5%
LA, 4.8%
FL,
5.4%
HI, 0.4%

Our Financing Strategy and Leverage
We currently finance our business through public and private offerings of our equity and debt securities, asset-backed financings and our outstanding commercial real estate collateralized loan obligations, or CRE CLOs. In addition to our current mix of funding sources, we may use other forms of financing, including additional securitizations and public and private, secured and unsecured, debt issuances by us or our subsidiaries.

As of December 31, 2022, we had repurchase, asset-specific and secured credit financing facilities in place to finance loans held for investment with an aggregate maximum borrowing capacity of $2.2 billion, or $2.3 billion inclusive of our option to upsize the borrowing capacity of one of our financing facilities.
We also finance pools of commercial real estate loans through CRE CLOs, which are consolidated on our financial statements. As of December 31, 2022, the outstanding amount due on securitized debt obligations was $1.1 billion.
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
We believe our industry experience and relationships provide us with a competitive advantage and help us assess risks and determine appropriate risk and return parameters for our target investments. Additionally, we believe that our experience enables us to compete more effectively and generate attractive investment opportunities for our portfolio. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
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
Human Capital
Our team of talented employees is fundamental to our success. As of December 31, 2022, we employed 35 individuals, all of whom are full time and based out of our two primary office locations in New York, New York, and Saint Louis Park, Minnesota.
We are committed to creating and supporting a positive work environment and culture where our employees can grow professionally and contribute to the success of our company. Our core values of excellence, responsibility, integrity and respect also guide us in building and maintaining fruitful, long-term relationships with our various internal and external stakeholders, including our employees. Highlights of the specific ways we support our team members follow.
Diversity, Equity and Inclusion
We are dedicated to promoting a work environment that:
•is free from discrimination, harassment or retaliation because of race, color, creed, religion, national origin, sex, sexual orientation (including transgender status, gender identity or expression), pregnancy (including childbirth, lactation or related conditions), marital status, disability, public assistance, age, familial status, genetic information, local commissions activity, veteran status, uniformed servicemember status, or any other status protected by federal, state or local laws;
•provides fair treatment and mutual respect to all employees;
•is inclusive and embraces individual differences;
•provides equal employment opportunities based on ability, performance and potential;
•informs all team members of their rights and responsibilities with regards to fairness, equity and respect for all aspects of diversity;
•considers flexible work practices, benefits and policies to support employees and their changing needs; and
•is committed to the attraction, retention and development of a diverse range of talented, energetic and committed people.
We promote this work environment and culture in part through policies that provide for equal employment opportunities, equal pay, disability accommodation, religious accommodation, parental and other family leave, and accommodations for nursing mothers, as well as detailed prohibitions against sexual harassment and other forms of workplace harassment.
In addition, all officers and employees annually receive mandatory third-party training on anti-harassment and diversity, equity and inclusion. Topics addressed in diversity, equity and inclusion training have included creating a culture of belonging and addressing unconscious bias.
Employee Engagement
In the fall of 2022, we developed and implemented a survey to measure employee engagement and satisfaction and to identify any areas where we may improve our work environment or culture. More than 90% of our team members completed this initial engagement survey. The Overall Sentiment Score, as measured by the survey provider, was Positive (as compared to a score of either Neutral or Negative). We intend to repeat this engagement survey annually. The fall 2022 survey responses provide us with baseline data that we can track and compare over time, and we plan to use the detailed information gathered to implement any appropriate recommendations and strategies.
Professional Development
We encourage the ongoing professional development of our employees through attendance at industry conferences and events, continuing education classes or workshops, certification and licensure support and role-specific training and development opportunities. Additionally, we offer our employees tuition reimbursement for qualifying undergraduate or graduate course work.
We also support our employees’ development in their roles through annual performance reviews, and we encourage regular dialogue and interactions between employees and their supervisor and senior leadership.

Health, Safety and Security in the Workplace
We have responded to the health threats posed by COVID-19 by adopting safety measures, including thoughtful and flexible remote-working and return-to-office policies, enhanced office cleaning and air filtration measures, and installation of additional physical barriers within shared spaces.
We strive to provide our employees with a safe and healthy work environment free from hazards, violence and threatening behavior. We have policies against violent conduct, firearms, drugs and alcohol, and tobacco in the workplace. All personnel have an obligation to report all workplace accidents, injuries and unsafe equipment, practices or conditions.
Compensation and Benefits
We provide a comprehensive suite of compensation and benefits that includes the following elements, among others, to promote our employees’ well-being:
•competitive compensation packages that consist of salaries, cash bonuses, merit increases and stock-based compensation for eligible employees;
•company-paid medical and dental insurance benefits for our full-time employees and their families;
•savings and investment opportunities, including a 401(k) plan with company contributions and health savings accounts with company contributions;
•mental health and wellness offerings, including a gym reimbursement program, free subscriptions to exercise and meditation apps, and an employee assistance program;
•generous paid time off, ten company holidays and leave policies, gender neutral parenting leave; and
•flexible/hybrid work model, where employees may work up to two days a week remotely.
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
Taxation
REIT Qualification
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.
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
Investment Company Act Exemption
We conduct our operations so that neither we nor any of our subsidiaries are an “investment company” as defined in Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we are not an investment company under

Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned or majority-owned subsidiaries, we are primarily engaged in non-investment company business related to real estate. In addition, we conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis will consist of “investment securities,” or the 40% test. Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. The Investment Company Act defines a majority-owned subsidiary of a person as a company where 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act defines voting securities as any security presently entitling the owner, or holder thereof, to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We monitor our holdings to ensure ongoing compliance with this test.
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat commercial mortgage-backed securities, or CMBS, B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses, as real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act.
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
Additional Information
Our website can be found at www.gpmtreit.com. We make available, free of charge on our website (on the Investors page under “SEC Filings”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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
•Our results of operations, financial condition and business could be materially adversely affected if we experience difficulty accessing financing or raising capital (including due to a significant dislocation in or shut-down of the capital markets), a reduction in the yield on our investments, an increase in the cost of our financing, an inability to borrow incremental amounts or an obligation to repay amounts under our financing arrangements or borrower defaults.
•Events giving rise to increases in our current expected credit loss reserve, including the impact of the current economic environment, have had an adverse effect on our business and results of operations and could in the future have a material adverse effect on our business, financial condition and results of operations.
•Our lending and investment activities subject us to the general political, economic, capital markets, competitive and other conditions, including with respect to the long-term macroeconomic effects of the COVID-19 pandemic and other events that markedly impact financial markets.
•Adverse legislative or regulatory developments, including with respect to tax laws, securities laws and the laws governing financial and lending institutions, could increase our cost of doing business and/or reduce our operating flexibility and the price of our common stock.
•Acts of God, such as hurricanes, earthquakes and other natural disasters, including climate change-related risks, acts of war and/or terrorism, pandemics or outbreaks of infectious disease, and other events that can markedly impact financial markets, may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments.
•The economic impact of escalating global trade tensions, including those related to the conflict between Russia and Ukraine, and the ensuing adoption or expansion of economic sanctions or trade restrictions, could adversely affect the real estate securing our investments.
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
We seek to invest primarily in debt investments in or relating to commercial real estate assets. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, evictions and/or foreclosures, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations, political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments. We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
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
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations.
We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loan investments if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loan investments in the event of default because the value of the collateral underlying a loan investment may be insufficient to cover our cost on the loan investment. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in and finance our loan investments, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, Russia’s invasion of Ukraine has disrupted energy prices and the movement of goods in Europe resulting in rising energy costs and inflation more generally. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Additionally, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, including due to war or other hostilities, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have an adverse impact on our financial performance and results of operations.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loan investments. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.
Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate may have an adverse impact on our portfolio which includes loans collateralized by office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses increasingly permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which could have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in assets secured by office or hotel properties. While we believe the principal amount of our loans is generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments. For more information on the concentration of credit risk in our loan portfolio property type and geographic region, Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our consolidated financial statements included in this Annual Report on Form 10-K.
The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, recovery time of disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and uncertainty with respect to the duration of the economic disruption. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
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
Asset concentration may cause even modest changes in the value of the underlying real estate assets to significantly impact the value of our investments. As a result of any high levels of concentration, any adverse economic, political, climate-related or other condition, such as the increased frequency or intensity of adverse weather and natural disasters associated with global climate change, that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.
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
The illiquidity of some or all of our investments, and investments we intend to make, may make it difficult for us to sell such investment if the need or desire arises. Investments such as senior commercial mortgages, B-notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid due to their short life, limited potential for financing and greater difficulty of recovery in the event of a borrower’s default. We are also required to hold certain risk retention interests in certain of our securitization transactions. In addition, certain of our investments may become less liquid as a result of periods of delinquencies, defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner.
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

Moreover, our investment analyses and decisions may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to us at the time of making an investment decision may be limited, and we may not have access to detailed information regarding such investment. Further, some matters covered by our diligence, such as ESG, are continuously evolving from an assessment, regulatory and compliance standpoint, and we may not accurately or fully anticipate such evolution. There has also been recent regulatory focus on the marketing of socially conscious investment strategies and the methodology used to evaluate ESG, which has resulted in fines and penalties related to insufficient assessment processes around certain investments marketed as focusing on ESG. Therefore, we cannot assure you that we will have knowledge of all circumstances that may adversely affect such investment.
The timing of loan investment repayments is difficult to predict and may adversely affect our financial performance and the value of certain of our investments.
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
In periods of increasing rates and/or credit spreads, prepayment rates on our loan investments will generally decrease, which could impact our liquidity or increase our exposure to loan non-performance.
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
Liability relating to environmental matters may impact the value of our investments and the properties underlying our investments.
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
•labor shortages and increasing wages;
•changes in interest rates and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•changes in governmental rules, regulations and fiscal policies, including income tax regulation, real estate taxes, environmental legislation and zoning laws;
•responses of businesses, governments and individuals to pandemics or outbreaks of contagious disease;
•environmental contamination and any liabilities relating to environmental matters at the property;
•fraudulent acts or theft on the part of the property owner, sponsor and/or property manager; and
•acts of God, natural disasters, including climate change-related risks, terrorism, social unrest, civil disturbances and other events which may result in property damage, decrease the availability of or increase the cost of insurance or otherwise result in uninsured losses.
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities in which we invest, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event any of the properties or entities underlying or collateralizing our commercial real estate loans or investments experiences or continues to experience any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which, in turn, would adversely affect our results of operations and financial condition.
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
Borrowers often use the proceeds of a conventional mortgage loan to repay a transitional loan. Transitional loans, therefore, are subject to risks of a borrower’s inability to obtain permanent financing on suitable terms to repay the transitional loan and the broader availability of conventional mortgages at amenable rates. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
Our potential investments in CMBS, CRE CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, may pose additional risks, including the risks arising from the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.
We may invest in CMBS, CRE CLOs and other similar securities in the future, which may be subordinated classes of securities in a structure of securities secured by a pool of loans. Accordingly, such securities may be the first, or among the first, to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS or CRE CLOs because the ability of borrowers to make principal and interest payments on the loans underlying such securities may be impaired.
Subordinate interests such as CMBS, CRE CLOs and similarly structured finance investments generally are not actively traded or are subject to transfer restrictions and are relatively illiquid investments. Volatility in CMBS and CRE CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.
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
Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks, which could include bankruptcy proceedings.
While our loan investments focus primarily on “performing” real estate-related interests, our loan investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans) or may involve investments that become “sub-performing” or “non-performing” following our origination or acquisition thereof. Certain of our investments may include properties that are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans of financially or operationally troubled borrowers are more likely to go into default than loans of other borrowers. Loans of financially or operationally troubled borrowers are less liquid and more volatile than loans of borrowers not experiencing such difficulties. Investment in the loans of financially or operationally troubled borrowers involves a high degree of credit and market risk.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of our borrower entities. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that the loan modifications we effected will be successful or that (i) we will be able to identify and implement successful restructuring programs and improvements with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such programs and improvements in times of widespread market challenges.
These financial or operating difficulties may never be overcome and may cause borrower entities to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments, and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value from collateral for our loan positions, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
We may foreclose on certain of our loan investments, which could result in losses that harm our results of operations and financial condition.
We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on a loan, we may take title to the property securing that loan, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
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
The transition away from the London Interbank Offered Rate, or LIBOR, and to the use of alternative reference rates may adversely impact our borrowings and assets.
On March 5, 2021, the Financial Conduct Authority of the U.K., or the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA announcement coincided with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023, that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the United States Federal Reserve, or the Federal Reserve. The Federal Reserve has also advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or the ARRC, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot fully predict the effect of the decision not to sustain LIBOR, or the transition to SOFR or another alternative reference rate as LIBOR’s replacement.

As of December 31, 2022, 74.7% of our loans by carrying value earned a floating rate of interest indexed to LIBOR, and 23.9% to SOFR. As of December 31, 2022, 54.5% of our outstanding financing arrangements (excluding our convertible senior notes) bore interest indexed to LIBOR, and 45.5% to SOFR. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate upon the discontinuation of LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the ultimate impact of the discontinuation of LIBOR.
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
In addition, on January 1, 2020, we adopted Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and is updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under U.S. generally accepted accounting principles, or GAAP, which delayed recognition until it was probable a loss has been incurred. Accordingly, the adoption of the CECL model has materially affected, and will continue to materially affect, how we determine our allowance for loan losses and has required us, and could continue to require us, to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
In addition, our investments in senior mortgage loans may be effectively subordinated to the extent we borrow under a repurchase facility or another facility involving a pledge of the senior mortgage loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of the senior mortgage loan, and therefore, if the value of the pledged senior mortgage loan decreases below the amount we have borrowed, we would experience a loss.
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
There can be no assurance that a leveraging strategy will be successful, and it may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments that may not be adequately protected, or protected at all, by our hedging strategies.
To the extent that our financing costs are determined by reference to floating rates, such as LIBOR (or any replacement rate, such as SOFR) or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In response to inflationary pressures, the Federal Reserve raised benchmark overnight interest rates on multiple occasions in 2022 and early 2023 and may further increase rates in 2023. The ultimate impact of higher market interest rates on the economy, real estate fundamentals in general, and our business is uncertain and difficult to predict. Any such increase could adversely affect our results of operations and financial condition as described below. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and/or in-the-money floors that may limit the growth of our interest income until interest rates rise above such floors or loans with such floors are repaid or refinanced and may not compensate for such increase in interest expense. Any such increases would also increase our borrowers’ interest payments and, for certain borrowers, may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values. Similarly, in a period of declining interest rates, our interest income on floating rate investments would generally decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income; however, floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes, and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including the market's view of the quality of our investments, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, and the market price of our securities.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates. If we are unable to access funding, we may not have the funds available at such future date(s) to meet our funding obligations under a loan. In that event, we would likely be in breach of our agreement under such loan. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
The utilization of our repurchase and other asset financing facilities is subject to the pre-approval of the lender.
We utilize repurchase and other financing facilities to finance the purchase of certain investments. In order for us to borrow funds under such facilities, our lender must have the right to review the potential assets for which we are seeking financing and approve such assets in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.
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
We have securitized and may in the future, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments. This involves creating a special-purpose vehicle, contributing a pool of our assets to the entity and selling interests in the entity or other securities issued by the entity on a nonrecourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities backed by loan pools). We have in the past retained, and would expect in the future to retain, all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have in the past, and may in the future, retain pari passu participations in securitized loans. Investments in CMBS, CRE CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests. In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.
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
Subject to maintaining our qualification as a REIT and satisfying the criteria for no-action relief from the registration rules of the Commodity Futures Trading Commission, or the CFTC, regarding Commodity Pool Operators, or CPOs, there are no current limitations on the hedging transactions that we may undertake. Our hedging transactions could require us to fund large cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or a demand by a counterparty that we make increased margin payments).
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
Risks Related to Our Company and Structure
Our ability to retain and attract key personnel is critical to our success.
Our success depends on our ability to retain our senior management and other key members of our team and to recruit additional qualified personnel as needed. Many members of our senior management team have a history of working together that predates our company’s inception, and any loss of talent from that group could be disruptive to their effective functioning. Additionally, the size of our employee base (35 employees as of December 31, 2022, inclusive of the senior management group) means that we have limited overlap in roles such that any degree of attrition could challenge operations. Many of these roles are highly specialized and specific to our industry, making them difficult to source. We have also found that the marketplace for talent has become increasingly competitive and costly across seniority levels and job categories as unemployment rates remain low.
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

Maintaining our exclusions from registration as an investment company under the Investment Company Act imposes limits on our operations. Investment returns may be reduced if we are required to register as an investment company under the Investment Company Act.
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
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the SEC staff, each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets. For our subsidiaries that maintain the exclusion under Section 3(c)(5)(C) or another exclusion or exemption under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”
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
Nonbank companies are generally required to hold licenses in a number of U.S. states to conduct lending and other related activities. State licensing statutes vary from state to state and may prescribe or impose various recordkeeping requirements; restrictions on loan origination, acquisition, enforcement and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; and restrictions on advertising. Obtaining and maintaining licenses cause us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.

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
Climate change and climate change-related regulation may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern U.S., where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio.
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
While the geographic distribution of our investment portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to ESG matters, that could expose us to numerous risks.
Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and regulators, customers, investors, employees and other stakeholders are increasingly focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report and could negatively impact the market price of our securities.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board, or FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult, costly and uncertain. Further, new and emerging regulatory initiatives related to climate change and ESG could adversely affect our business.
These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Further, we may choose to communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Operational risks, including the risk of cyberattacks, may disrupt our business, resulting in loss or limited growth.
We rely heavily on our financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are subject to cyberattacks, including ransomware attacks and social engineering, such as phishing, smishing and vishing, which will likely continue to increase in sophistication and frequency in the future. Moreover, remote working, including pursuant to our hybrid work model, may be less secure and more susceptible to cyberattacks. Attacks on us and our service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data, disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code, or divert or steal funds, including by wire fraud and other nefarious means.
Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cybercriminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we hold a significant amount of confidential and sensitive information. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although we have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cybersecurity plans and systems put in place by third-party service providers, and such third party service providers may have limited indemnification obligations to us. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in our possession. We could be required to make a significant investment to remedy the effects of any such failures, harm to our reputation, legal claims that we may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.
In addition, our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. The SEC recently proposed amendments to its rules related to cybersecurity risk management, strategy, governance and incident reporting, and many jurisdictions in which we operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our employees’, investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our employees’, investors’, counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our security measures.
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
The capital and credit markets have, on occasion, experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock has been and may in the future be significantly affected by numerous factors, including the risk factors described in this Item 1A - “Risk Factors,” some of which are beyond our control and may not be directly related to our operating performance.
Future issuances of equity or debt securities, which may include securities that would rank senior to our common stock, may adversely affect the market price of the shares of our common stock.
The issuance of additional shares of our common stock, including in connection with the conversion of our outstanding 6.375% convertible senior notes due 2023 and/or our outstanding 7% Series A cumulative redeemable preferred stock, or our Series A Preferred Stock, or in connection with other future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we decide to issue debt or equity securities which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the shares of our common stock. Therefore, holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 450,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2022, 11,500,000 shares of preferred stock are classified as 7.00% Series A Preferred Stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to the issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price.
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
Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our board of directors.
Our charter provides that, subject to the rights of any series of preferred stock, a director may be removed upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our board of directors by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.
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

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of at least 90% of our net taxable income in such year, subject to certain adjustments. Although we intend to make regular quarterly distributions to holders of our common stock and we currently expect to distribute at least 90% of our net taxable income to our stockholders on an annual basis, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
• our ability to make profitable investments;
• margin calls or other expenses that reduce our cash flow;
• defaults in our investment portfolio or decreases in the value of our portfolio;
• the impact of changes in interest rates on our net interest income; and
• the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
As a result, no assurance can be given that the level of any distributions we make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock. We may use net operating losses, to the extent available and subject to certain limitations, carried forward to offset future net taxable income, and therefore reduce our dividend requirements. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business.
In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. REIT dividends (other than capital gain dividends) received by non-corporate stockholders may be eligible for a 20% reduction. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
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
Even as a REIT, we, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to stockholders.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, gain from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Also, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements or is generated by assets that do not meet the asset test requirements which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax on such return. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets. In addition, our TRS is subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.
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
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a TRS or a disregarded entity, and no more than 25% of our assets can consist of debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements, we must dispose of a portion of our assets or otherwise come into compliance within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate or restructure otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
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
We may choose to make distributions in our own stock, in which case stockholders may be required to pay income taxes without receiving any cash dividends.
In connection with our qualification as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. As a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements as satisfied, the Internal Revenue Service, or IRS, will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). This threshold has been temporarily reduced in the past, and may be reduced in the future, by IRS guidance. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
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
Any such revisions could have an adverse effect on an investment in our securities or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of such revisions on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interest.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Our TRS operates as standalone corporation and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally is uncertain.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in sub-leased office space at 3 Bryant Park, Suite 2400A, New York, New York 10036. We also lease office facilities in St. Louis Park, Minnesota. As of the date of this filing, we do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.
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
Our common stock is listed on the NYSE under the symbol “GPMT.” On February 23, 2023, the closing price of our common stock, as reported on the NYSE, was $6.13 per share.
Holders
As of February 23, 2023, there were 193 registered holders of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500 and Bloomberg REIT Mortgage Index

250
200
150
100
50
0
Index Value
6/28/17
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
Period Ending
Granite Point Mortgage Trust Inc.
S&P 500
Bloomberg REIT Mortgage Index

Index	6/28/17	6/30/17	12/31/17	6/30/18	12/31/18	6/30/19	12/31/19	6/30/20	12/31/20	6/30/21	12/31/21	6/30/22	12/31/22
Granite Point Mortgage Trust Inc.	$100.00	$99.84	$97.25	$105.12	$108.05	$117.60	$120.47	$47.06	$70.39	$107.90	$89.15	$76.44	$46.14
S&P 500	$100.00	$99.30	$110.64	$113.56	$105.78	$125.39	$139.07	$134.78	$164.63	$189.74	$211.86	$169.55	$173.44
Bloomberg REIT Mortgage Index	$100.00	$99.21	$102.58	$103.07	$99.59	$108.57	$123.12	$73.73	$95.79	$116.79	$112.65	$91.84	$85.20

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 16, 2021, we announced that our board of directors increased our share repurchase program to allow for the repurchase of up to an aggregate of 4,000,000 shares of our common stock. Our share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.
During the year ended December 31, 2022, we repurchased 1,539,134 shares of our common stock at a weighted average price of $10.18 per share for an aggregate cost of $15.7 million. As of December 31, 2022, there remained 1,159,254 shares authorized for repurchase. No shares were repurchased during the three months ended December 31, 2022. During the year ended December 31, 2021, we repurchased 1,301,612 shares of our common stock at a weighted average price of $13.65 per share for an aggregate cost of $17.8 million.
We have also authorized the repurchase of shares of restricted common stock granted to employees and directors for tax withholding purposes. During the year ended December 31, 2022, we repurchased from employees 69,039 shares of our common stock for an aggregate cost of $0.8 million. During the year ended December 31, 2021, we repurchased from employees and directors 115,053 shares of our common stock for an aggregate cost of $1.2 million. No shares were repurchased for tax withholding purposes during the three months ended December 31, 2022.

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
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Recent Developments
Macroeconomic Environment
The year ended December 31, 2022, was characterized by steep declines and significant volatility in global markets, driven by investor concerns over high inflation, rapidly rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to undertake monetary policy tightening actions that are likely to create headwinds to economic growth. The ongoing war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.
Inflation continues to remain high and has caused the Federal Reserve to aggressively raise interest rates with indications of future increases, which has created further uncertainty for the economy, the capital markets and for our borrowers. Although our business model is such that, in general, rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and cost of financing their properties. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. While there is debate among economists as to whether such factors, coupled with recent periods of economic contraction in the U.S., indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact on macroeconomic conditions and our business of recent changes and any future changes in interest rates or inflation.
LIBOR Transition
On March 5, 2021, the Financial Conduct Authority of the U.K., or the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA announcement coincided with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023, that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the United States Federal Reserve, or the Federal Reserve. The Federal Reserve has also advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or the ARRC, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot fully predict the effect of the decision not to sustain LIBOR, or the transition to SOFR or another alternative reference rate as LIBOR’s replacement.
As of December 31, 2022, 74.7% of our loans by carrying value earned a floating rate of interest indexed to LIBOR, and 23.9% to SOFR. As of December 31, 2022, 54.5% of our outstanding financing arrangements (excluding our convertible senior notes) bear interest indexed to LIBOR, and 45.5% to SOFR. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate when LIBOR is discontinued. As of December 31, 2022, the one-month SOFR was 4.36% and one-month US LIBOR was 4.39%. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of the LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the ultimate impact of the discontinuation of LIBOR.
2022 Activity
Operating Results:
•GAAP net (loss) attributable to common stockholders of $(55.3) million, or $(1.04) per basic share, mainly reflecting an increase in CECL reserves of $(69.3) million and an $(18.8) million loss on early extinguishment of debt.
•Distributable Earnings of $14.7 million, or $0.28 per basic share, which excludes the $(69.3) million increase in CECL reserve, $7.0 million of non-cash equity compensation expense, and the $(18.8) million loss on early extinguishment of debt, and includes $(25.6) million of write-offs on the resolution of two nonaccrual loans.
•Book value per share of common stock of $14.86 inclusive of $(1.65) per share of total CECL reserve.
•Declared aggregate common stock dividends of $51.3 million, or $0.95 per share of common stock, and preferred dividends of $14.5 million, or $1.75 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Originated 11 loans with total commitments of $466.8 million and total principal balance of $421.0 million.
•Funded $137.2 million of principal balance on prior loan commitments and $6.2 million of principal balance on upsizing of one loan.
•Realized loan repayments, principal paydowns and principal amortization of $1.0 billion, including write-offs of $(25.6) million and a realized loss on loan sale of $(1.7) million.
•Maintained a portfolio of 90 loan investments with an aggregate unpaid principal balance of $3.4 billion and total commitments of $3.6 billion, weighted average stabilized LTV at origination of 62.9%, and a weighted average all-in yield at origination of L+/S+4.05%.
Portfolio Financing Activity:
•Repaid $129.1 million of borrowings under the term financing facility with Goldman Sachs Bank USA.
•Redeemed the GPMT 2018-FL1 CRE CLO, which at its redemption had $103.6 million of outstanding borrowings.
•Extended the maturity date of the Morgan Stanley Bank repurchase financing facility to June 28, 2023 and increased the maximum borrowing capacity up to $600.0 million.
•Extended maturities of the Wells Fargo, JPMorgan and Citibank repurchase financing facilities to June 28, 2023, June 28, 2024, and May 25, 2025, respectively.
•Established a new financing facility with Centennial Bank providing loan-level financing on a non-mark-to-market basis with a borrowing capacity of $100 million, maturing on August 29, 2024, and subsequently increased the facility’s borrowing capacity to $150.0 million.
•Established a new $100 million secured credit facility providing loan-level financing on a non-mark-to-market basis, maturing on December 21, 2025.
Corporate Financing Activity:
•Issued approximately 3.6 million shares of 7.00% Fixed-to-Floating Series A Preferred Stock, generating net proceeds of $87.5 million and further expanding our permanent capital base.
•Repaid the $150.0 million borrowings remaining under the senior secured term loan facilities.
•Redeemed for cash $143.8 million in convertible senior notes at maturity on December 1, 2022.
•Accretively repurchased over 1.5 million shares of common stock at an average price of $10.18 for a total of $15.7 million.

Available Liquidity
•At December 31, 2022, we had unrestricted cash of $133.1 million, a portion of which is subject to certain liquidity covenants, as well as $5.7 million of restricted cash related to balances in CRE CLOs which can be used for reinvestment of certain loan balances or paydown of outstanding CLO borrowings.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the year ended December 31, 2022, we recorded GAAP net (loss) per basic share of $(1.04), declared a cash dividend of $0.95 per share of common stock and reported Distributable Earnings of $0.28 per basic share. Our book value as of December 31, 2022, was $14.86 per share of common stock, inclusive of $(1.65) of total CECL reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted (loss) earnings per share and dividends declared per share:

	Year Ended
	December 31,
(in thousands, except share data)	2022	2021
Net (loss) income attributable to common stockholders	$(55,327)	$67,560
Weighted average number of common shares outstanding	53,011,806	54,593,499
Weighted average number of diluted shares outstanding	53,011,806	54,929,070
Basic (loss) earnings per basic common share	$(1.04)	$1.24
Diluted (loss) earnings per basic common share	$(1.04)	$1.23
Dividend declared per common share	$0.95	$1.00
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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the year ended December 31, 2022, we recorded provision for credit losses of $(69.3) million, of which $(44.2) million has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. Pursuant to our existing policy for reporting Distributable Earnings referenced above, during the year ended December 31, 2022, we recorded a $0.5 million recovery of amounts previously written off in a prior period on a discounted payoff. Additionally, during the year ended December 31, 2022, we recorded $(25.6) million in write-offs, which we included in Distributable Earnings because we did not collect all amounts due at the time the loans were resolved. During the year ended December 31, 2022, we recorded a $(18.8) million loss on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time expenses pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.
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
The following table provides a reconciliation of GAAP net (loss) income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Year Ended
	December 31,
(in thousands, except share data)	2022	2021
Reconciliation of GAAP net (loss) income to Distributable Earnings:
GAAP net (loss) income attributable to common stockholders	$(55,327)	$67,560
Adjustments for non-distributable earnings:
Provision for (benefit from) credit losses	69,265	(20,027)
Write-offs	(25,606)	(9,740)
Recovery of amounts previously written off	512	—
Loss on extinguishment of debt	18,823	8,919
Non-cash equity compensation	7,025	7,591
Distributable Earnings	$14,692	$54,303
Distributable Earnings per basic share of common stock	$0.28	$0.99
Distributable Earnings per diluted share of common stock	$0.28	$0.99
Basic weighted average common shares	53,011,806	54,593,499
Diluted weighted average common shares	53,011,806	54,929,070
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

	Year Ended
	December 31,
(in thousands, except share data)	2022	2021
Stockholders’ equity	$983,545	$1,013,058
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(114,913)
Common stockholders’ equity	$777,807	$898,145
Shares:
Common stock	52,258,404	53,524,803
Restricted stock	92,585	264,662
Total outstanding	52,350,989	53,789,465
Book value per share of common stock	$14.86	$16.70
Book value per share as of December 31, 2022, includes the impact of an estimated allowance for credit losses of $(86.6) million, or $(1.65) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our consolidated financial statements included in this Annual Report on Form 10-K for a detailed discussion of allowance for credit losses.

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
Interest-earning assets include our 100% loan investment portfolio. At December 31, 2022, our portfolio was comprised of 90 loans, of which 89 were senior first mortgage loans totaling $3.6 billion of commitments with an unpaid principal balance of $3.3 billion, and one was a subordinated loan totaling $13.8 million in commitments and unpaid principal balance. At December 31, 2022, the weighted average risk rating of our loan portfolio was 2.5, weighted by total unpaid principal balance, as compared to 2.6 at December 31, 2021.
During the year ended December 31, 2022, we originated 11 loans with a total loan commitment amount of $466.8 million, of which $421.0 million was funded at origination. Other loan fundings included $137.2 million of additional fundings made under existing loan commitments and $6.2 million on the upsizing of one loan. Proceeds from loan repayments, principal amortization and loan sales totaled $974.2 million. We generated interest income of $210.9 million and incurred interest expense of $126.1 million, which resulted in net interest income of $84.7 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details.
The following table details our loan activity by unpaid principal balance for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Loan originations	$420,955	$673,638
Other loan fundings (1)	$143,386	$150,644
Deferred interest capitalized	$2,458	$10,179
Loan sales	$(64,176)	$—
Loan repayments (2)	$(910,134)	$(960,330)
Loan write-offs and realized loan losses	$(27,308)	$(9,740)
Total loan activity, net	$(434,819)	$(135,609)
___________________
(1) Additional fundings made under existing loan commitments and upsizing of loans.
(2) Includes repayment of deferred interest capitalized.
The following table details overall statistics for our investment portfolio as of December 31, 2022:

(dollars in thousands)
Portfolio Summary
Number of loans	90
Total loan commitments	$3,591,613
Unpaid principal balance	$3,362,006
Unfunded loan commitments	$229,607
Carrying value	$3,267,815
Weighted-average cash coupon	L+/S+3.61%
Weighted-average all-in yield	L+/S+4.05%
Stabilized LTV at origination	62.9%

The following table provides detail of our portfolio as of December 31, 2022:

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/19	$111.1	$108.9	$108.7	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	12/18	96.4	87.9	87.6	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior	08/19	93.1	93.1	93.2	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	10/19	92.6	92.6	92.6	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/19	89.8	79.6	79.3	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.8	86.5	86.3	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	12/15	82.0	82.0	82.0	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	01/20	81.8	72.2	72.2	L+3.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.7	81.4	81.4	L+2.69%	L+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/22	77.3	77.3	77.3	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	10/19	76.9	76.9	76.9	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	12/16	67.8	65.8	65.8	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/19	63.7	60.5	60.2	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	62.9	62.5	L+3.00%	L+3.39%	3.0	LA	Multifamily	68.8%	68.6%
Senior	12/18	60.1	58.3	58.1	L+2.90%	L+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/21	55.5	52.5	52.3	L+3.15%	L+3.42%	3.0	CO	Multifamily	78.2%	74.7%
Senior	05/22	55.5	41.9	41.5	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior	05/19	55.4	52.2	52.1	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	06/19	54.1	53.1	53.0	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	11/17	53.7	53.7	53.6	S+5.50%	S+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	11/21	52.8	47.9	47.6	L+3.40%	L+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	46.7	46.4	L+4.32%	L+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	50.0	49.9	L+5.00%	L+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	02/20	50.2	46.2	46.1	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	03/22	49.9	46.9	46.5	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	08/19	48.2	45.1	44.8	L+3.70%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/21	46.4	45.4	45.1	L+3.69%	L+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	43.1	42.8	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.2	L+3.16%	L+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	07/22	45.0	43.4	42.7	S+3.58%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	08/17	44.9	44.9	44.7	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	09/21	44.3	39.8	39.5	L+3.30%	L+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.1	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	12/17	40.9	39.4	39.3	L+4.38%	L+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	07/16	40.5	40.5	40.4	L+4.65%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	04/22	40.2	36.7	36.6	S+4.65%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	05/21	38.9	30.1	29.9	L+3.28%	L+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	34.8	34.7	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	11/18	37.1	36.9	36.9	L+3.60%	L+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/19	36.5	35.5	35.4	L+3.28%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/20	34.9	21.0	21.0	L+3.42%	L+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	05/17	34.8	31.8	31.7	L+5.35%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	12/18	34.2	33.4	33.4	L+2.92%	L+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	08/19	33.5	29.9	29.9	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	29.7	29.5	L+3.18%	L+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/16	33.0	33.0	32.9	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	03/19	32.0	28.6	28.5	L+2.97%	L+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	10/19	31.8	24.3	24.2	L+3.65%	L+3.75%	3.0	CA	Office	70.6%	64.2%
Senior	04/22	31.8	28.3	28.1	S+3.35%	S+3.73%	3.0	GA	Multifamily	75.1%	67.1%
Senior	06/18	30.6	25.9	25.8	S+4.57%	S+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	05/17	29.7	29.7	29.7	S+4.51%	S+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	05/18	29.4	29.4	29.3	S+5.00%	S+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	04/22	28.6	25.7	25.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/20	28.0	23.6	23.6	L+2.80%	L+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	01/19	27.6	26.9	26.9	L+2.97%	L+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	12/18	27.5	27.5	27.4	L+3.90%	L+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	03/22	27.2	24.1	23.7	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	27.0	24.8	24.8	L+3.15%	L+3.44%	3.0	MA	Office	71.2%	70.1%

Senior	08/19	26.8	26.3	26.1	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	01/18	26.0	26.0	25.9	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/18	25.9	24.6	24.5	L+4.00%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%
Senior	07/17	25.8	25.8	25.7	L+4.10%	L+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	10/21	25.7	25.7	25.5	L+3.15%	L+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	08/19	25.0	23.9	23.8	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.6	L+3.30%	L+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.3	23.1	L+3.18%	L+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	12/21	24.4	20.4	20.3	L+3.86%	L+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	05/21	23.3	17.4	17.3	L+3.50%	L+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	10/15	23.2	23.2	23.2	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	02/22	22.9	19.7	19.4	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	06/18	22.8	19.1	19.0	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	06/19	21.5	21.5	21.4	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	07/21	21.4	21.4	21.3	L+3.25%	L+3.63%	3.0	GA	Multifamily	77.0%	68.7%
Senior	09/17	21.4	21.4	21.3	S+5.15%	S+5.52%	3.0	MA	Hotel	67.3%	63.9%
Senior	06/19	21.0	19.9	19.9	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	20.6	19.4	19.3	L+3.99%	L+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	10/18	20.3	20.1	20.0	S+4.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	11/18	19.0	17.1	17.0	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	07/19	18.5	15.8	15.7	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	06/21	16.7	14.2	14.0	L+3.35%	L+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	08/17	16.1	13.1	13.0	L+4.77%	L+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	07/18	14.8	10.5	10.5	L+3.75%	L+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	14.6	11.1	11.0	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/21	14.4	14.0	13.9	L+3.65%	L+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	08/18	14.2	14.2	14.2	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Mezzanine	01/17	13.7	13.7	13.7	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.7	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Senior	10/19	11.9	3.9	3.9	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	01/18	8.4	6.6	6.6	L+4.77%	L+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(82.3)
Total/Weighted Average		$3,591.6	$3,362.0	$3,267.8	L+/S+3.61%	L+/S+4.05%	3.1			66.4%	62.9%
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

We maintain strong relationships and an active asset management dialogue with our borrowers. We have leveraged those strong relationships to maximize the performance of our portfolio, including during periods of economic uncertainty and market volatility. While we generally believe that the principal amount of our loans is sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
In addition to ongoing asset management, we review our entire portfolio quarterly, assess the performance of each loan and assign it a risk rating on a scale between “1” and “5,” from least risk to greatest risk, respectively. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding the risk rating methodology we use for our portfolio.
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	December 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	8	$291,236	$287,527	9	$245,939	$245,042
2	52	1,857,744	1,824,564	58	2,002,008	1,983,615
3	21	697,532	689,196	25	747,631	739,343
4	5	268,236	258,570	11	633,153	627,938
5	4	247,258	207,958	2	168,094	145,370
Total	90	$3,362,006	$3,267,815	105	$3,796,825	$3,741,308
Other Portfolio Developments
During the year ended December 31, 2022, four first mortgage loans with an aggregate principal balance of $247.3 million collateralized by office properties were downgraded to a risk rating of “5” as a result of the collateral properties’ operating performance being adversely affected by the ongoing impacts of the pandemic, office leasing market challenges, capital markets volatility and other factors. At December 31, 2022, we recorded a total allowance for credit loss of $39.3 million on the unpaid principal balance of these loans based on our estimate of fair value of the underlying collateral properties, and we placed these loans on nonaccrual status.
During the year ended December 31, 2022, we resolved a first mortgage loan with an outstanding unpaid principal balance of $54.0 million through a sale of the loan. The loan had been previously placed on nonaccrual status. We recognized a write-off of $(10.1) million on the sale of the loan.
During the year ended December 31, 2022, we resolved a first mortgage loan with an outstanding unpaid principal balance of $114.1 million, which involved a coordinated sale of the collateral property through a deed-in-lieu of foreclosure transaction and our company providing the new ownership group with a new $77.3 million senior floating rate loan. The loan had been previously placed on nonaccrual status. As a result of this transaction, we recognized a write-off of $(15.5) million.
During the year ended December 31, 2022, we sold a first mortgage loan with an outstanding unpaid principal balance of $22.0 million. We recognized a realized loss of $(1.7) million on the sale of the loan.
Portfolio Financing
As of December 31, 2022, our portfolio financing consisted of repurchase, asset-specific and secured credit facilities collateralized by a portion of our loans held-for-investment, and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 57.8% of portfolio loan-level financing as of December 31, 2022.

The following table details our portfolio loan-level financing as of December 31, 2022, and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
CRE CLOs	$1,138,749	$1,677,619
Term financing facility (1)	—	127,145
Asset-specific financing facility	44,913	43,622
Secured credit facility	100,000	—
Secured repurchase agreement (non-mark-to-market)	46,280	—
Total non-mark-to-market financing	1,329,942	1,848,386
Secured repurchase agreements (mark-to-market)	969,286	677,285
Total portfolio financing	$2,299,228	$2,525,671
____________________
(1)On April 22, 2022, we voluntarily repaid this facility in whole.
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of December 31, 2022, and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Loans held-for-investment	$3,236,745	$3,681,089
Restricted cash	5,674	12,362
Total	$3,242,419	$3,693,451
Secured Repurchase Agreements
As of December 31, 2022, we had repurchase facilities in place with six counterparties with aggregate outstanding borrowings of $1.0 billion, which financed a portion of our loans held-for-investment. As of December 31, 2022, the weighted average borrowing rate on our repurchase facilities was 6.8%, the weighted average advance rate was 68.4%, and the term to maturity ranged from 179 days to approximately 2.4 years, with a weighted average remaining maturity of 1.1 years.
The table below details our secured repurchase facilities as of December 31, 2022:

	December 31, 2022
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2023	No	$494,250	$105,750	$600,000
Goldman Sachs Bank USA (2)	July 13, 2023	No	$66,914	$183,086	$250,000
JPMorgan Chase Bank	June 28, 2024	No	$132,438	$217,562	$350,000
Citibank	May 25, 2025	No	$204,593	$295,407	$500,000
Wells Fargo Bank	June 28, 2023	No	$71,091	$—	$71,091
Centennial Bank (3)	August 29, 2024	No	$46,280	$103,720	$150,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)As of December 31, 2022, we retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(3)As of December 31, 2022, we retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
Under our repurchase facilities, other than with respect to our Centennial Bank repurchase facility, which provides financing on a non-mark-to-market basis, our counterparties may make margin calls because of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event or, under a limited number of our repurchase facilities, due to market events. To cover a margin call, we may transfer cash or other loan collateral to such counterparty. Should the value of our assets suddenly decrease, significant margin calls on our mark-to-market repurchase facilities could result, causing an adverse change in our liquidity position.

Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through CRE CLOs. At December 31, 2022, we had three CRE CLOs outstanding: GPMT 2021-FL4, GPMT 2021-FL3 and GPMT 2019-FL2, totaling $1.1 billion of outstanding borrowings, financing 49 of our existing first mortgage loan investments with an aggregate principal balance of $1.6 billion. Our CRE CLOs provide us with an attractive cost of funds and, as of December 31, 2022, financed 46.5% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis. On April 22, 2022, we redeemed the GPMT 2018-FL1 CRE CLO, which at its redemption had $103.6 million of outstanding borrowings.

The following table details our CRE CLO securitized debt obligations:

(dollars in thousands)	December 31, 2022
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,409	$607,354	L+/S+ 3.7%
Financing provided	502,564	499,249	L+ 1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	677,715	669,279	L+/S+3.9%
Financing provided	539,876	539,892	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets (4)	270,498	264,907	L+4.2%
Financing provided	99,300	99,608	L+2.7%
Total
Collateral assets	$1,569,622	$1,541,540	L+/S+3.9%
Financing provided	$1,141,740	$1,138,749	L+1.8%
______________________________________________________________________________________________________
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
(2)Includes no restricted cash as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(3)Includes $5.6 million of restricted cash as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(4)Includes no restricted cash as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
Asset-Specific Financing
In April 2019, we entered into a $150 million asset-specific financing facility to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us.
The following table details the outstanding borrowings under our asset-specific financing facility as of December 31, 2022:

(dollars in thousands)	December 31, 2022
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$58,273	$57,629	L+3.4%
Borrowings outstanding	44,913	44,913	L+1.7%
______________________________________________________________________________________________________
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

Secured Credit Facility
In December 2022, we entered into a $100 million secured credit facility, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on May 25, 2025.
The following table details the outstanding borrowings under our asset-specific financing facility as of December 31, 2022:

(dollars in thousands)	December 31, 2022
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$185,723	$157,112	L+3.6%
Borrowings outstanding	100,000	100,000	S+6.5%
______________________________________________________________________________________________________
(1)Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of all in weighted average yield at origination exclude fixed rate loans. Calculations of cost of funds is the initial weighted average coupon of the secured credit facility, exclusive of any secured credit facility issuance costs.
Corporate Financing
Convertible Senior Notes
We redeemed for cash $143.8 million in convertible senior notes at maturity on December 1, 2022. As of December 31, 2022, the total outstanding amount due on convertible senior notes was $131.6 million. The notes are unsecured and pay interest semiannually at a rate of 6.375% per annum. As of December 31, 2022, these notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
As of December 31, 2022, the following convertible senior notes were outstanding:

(dollars in thousands)	December 31, 2022
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Convertible Senior Notes Maturing 2023	131,600	130,918	6.4%	7.2%	October 1, 2023
______________________________________________________________________________________________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, secured financing facility, term financing facility, CRE CLOs, senior secured term loan facilities, secured credit facility and convertible senior notes for the three months ended December 31, 2022, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended December 31, 2022	$2,609,762	$2,430,146	$2,739,201
For the Three Months Ended September 30, 2022	$2,824,626	$2,739,202	$2,892,033
For the Three Months Ended June 30, 2022	$3,017,504	$3,014,659	$3,051,406
For the Three Months Ended March 31, 2022	$2,917,731	$2,918,429	$2,951,641
For the Three Months Ended December 31, 2021	$2,985,109	$2,938,493	$3,031,364

Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements generally require us to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of December 31, 2022
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $23.7 million.	Unrestricted cash of $133.1 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) 75.0% of tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of equity issuances after June 28, 2017, which calculates to $931.7 million.
Tangible net worth of $1.1 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 68.5%; Total leverage ratio of 69.7%
Interest Coverage	Interest coverage ratio of no less than 1.5:1.0	Interest coverage of 1.7:1.0
We were in compliance with all financial covenants as of December 31, 2022.
Leverage Ratios
As of December 31, 2022, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.3:1.0, and our recourse leverage ratio was 1.2:1.0.
The following table represents our recourse leverage ratio and total leverage ratio as of December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021
Recourse leverage ratio (1)	1.2	0.9
Total leverage ratio (2)	2.3	2.7
____________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of December 31, 2022, 98.6% of our loan investments by carrying value earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.9 billion. As of December 31, 2022, 1.4% of our loan investments by carrying value earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of December 31, 2022:

(in thousands)	Net Exposure
Floating rate assets (1)	$3,221,731
Floating rate liabilities (1)(2)	2,299,228
Net floating rate exposure	$922,503
____________________
(1)Floating rate assets and liabilities are indexed to LIBOR or SOFR.
(2)Floating rate liabilities include our outstanding repurchase facilities, asset-specific financing facility, secured credit facility and CRE CLOs.
Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the years ended December 31, 2022, and 2021:

	Year Ended December 31, 2022
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,696,469	$207,145	5.6%
Subordinated loans	14,250	1,355	9.5%
Other	—	2,354
Total interest income/net asset yield	$3,710,719	$210,854	5.7%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,503,708	$104,448	4.2%
Subordinated loans	8,332	400	4.8%
Other:
Convertible senior notes	261,790	17,527	6.7%
Senior secured term loan facilities	36,003	3,754	10.4%
Total interest expense/cost of funds	$2,809,833	126,129	4.5%
Net interest income/spread		$84,725	1.2%

	Year Ended December 31, 2021
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,732,225	$196,429	5.3%
Subordinated loans	15,783	1,513	9.6%
Other	—	346
Total interest income/net asset yield	$3,748,008	$198,288	5.3%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,518,884	$65,457	2.6%
Subordinated loans	8,473	268	3.2%
Other:
Senior secured term loan facilities	202,174	21,688	10.7%
Convertible senior notes	272,157	18,167	6.7%
Total interest expense/cost of funds	$3,001,688	105,580	3.5%
Net interest income/spread		$92,708	1.8%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, and how they will affect the results of our operations.
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. Investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty have resulted in significant disruptions in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. This dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types, which are a significant source of our overall liquidity and could make it more difficult for us to originate new loan investments.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means, which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through CRE CLOs, retaining subordinate securities in our investment portfolio. Our CRE CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our consolidated balance sheets.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We try to mitigate this risk by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring investments. Nevertheless, unanticipated credit losses, including as a result of inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, could occur that could adversely impact our operating results.
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
Operating Expenses
Our operating expenses, such as compensation costs and expenses related to managing our investment portfolio, may vary over time and are subject to a variety of factors, including overall economic and market environment, competitive market forces driving employee-related costs and other related factors.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates may affect our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. To the extent that our financing costs are determined by reference to floating rates, such as LIBOR, SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In response to the inflationary pressures, over the last year the Federal Reserve has approved multiple increases to its federal funds rate target range and has indicated that it anticipates further increases in interest rates. Any such increases could adversely affect our results of operations and financial condition. In a period of rising interest rates, our interest expense on floating rate borrowings would increase, while, in certain circumstances, rate floors on our floating rate loan investments could limit the growth of our interest income. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
Although our strategy is to primarily originate, invest in and manage senior floating-rate commercial mortgage loans, from time-to-time we may acquire or originate fixed-rate investments, which further exposes our operating results to the risks posed by fluctuations in interest rates. To the extent that this applies to us, we may choose to actively manage this risk through the use of hedging strategies.
Summary of Results of Operations and Financial Condition
Our GAAP net (loss) attributable to common stockholders was $(55.3) million (or $(1.04) per basic weighted average share) for the year ended December 31, 2022, as compared to GAAP net income attributable to common stockholders of $67.6 million (or $1.24 per basic weighted average share) for the year ended December 31, 2021. The decrease in GAAP results was primarily due to an increase in provision for credit losses of $(69.3) million and a loss on extinguishment of debt of $(18.8) million during the year ended December 31, 2022, compared to a decrease in provision for credit losses of $20.0 million and $(8.9) million losses on extinguishment of debt during the year ended December 31, 2021.

Comparison of the Years Ended December 31, 2022, and December 31, 2021
Net Interest Income
The following table presents the components of interest income and interest expense for the years ended December 31, 2022, and 2021:

(in thousands)	Year Ended December 31,
Income Statement Data:	2022	2021	2022 vs 2021
Interest income:
Loans held-for-investment	$208,500	$197,942	$10,558
Cash and cash equivalents	2,354	346	2,008
Total interest income	210,854	198,288	$12,566
Interest expense:
Repurchase facilities	49,452	25,973	23,479
Securitized debt obligations	51,631	29,926	21,705
Convertible senior notes	17,527	18,167	(640)
Term financing facility	1,713	7,585	(5,872)
Asset-specific financings	1,669	2,241	(572)
Secured credit facility	383	—	383
Senior secured term loan facilities	3,754	21,688	(17,934)
Total interest expense	126,129	105,580	20,549
Net interest income	84,725	92,708	(7,983)
The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month LIBOR/SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in benchmark market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizings and repayments.
Interest Income
Interest income for the year ended December 31, 2022, increased to $210.9 million from $198.3 million mainly due to an increase in short-term interest rates net of the impact of interest rate floors on our loans, partially offset by a lower average balance of our interest-earning assets and higher average balance of nonaccrual loans.
Interest Expense
Interest expense for the year ended December 31, 2022, increased to $126.1 million from $105.6 million mainly due to an increase in short-term interest rates and two new higher-cost financing facilities, partially offset by a lower average balance on higher-cost senior secured term loan facilities, convertible notes and the term financing facility.
Provision for Credit Losses
Consistent with the methodology used during the adoption of ASU 2016-13 on January 1, 2020, we continue to use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. Additionally, in determining the allowance for credit losses estimate through December 31, 2022, we employed third-party licensed macroeconomic forecasts, over the reasonable projection period. Significant inputs to our estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining loan term, property type and others. As part of our quarterly review of our loan portfolio, we assess the repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Allowance for credit losses related to off-balance sheet future funding commitments is recorded as a component of other liabilities. Changes in the provision for credit losses for both the assets and their related unfunded commitments are recognized through net (loss) income on the consolidated statements of comprehensive (loss) income.

The following table presents the components of (provision for) benefit from credit losses for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(67,044)	$16,029
Other liabilities	(2,733)	3,998
Recoveries of amounts previously written off	512	—
Total (provision for) benefit from credit losses	$(69,265)	$20,027
During the year ended December 31, 2022, we recorded a provision for credit losses of $69.3 million. The increase in our allowance for credit losses was impacted by an uncertain macroeconomic outlook, weakening in credit fundamentals, volatility and reduced liquidity in the capital markets especially for certain property types such as office assets, and inflationary expectations resulting in meaningfully higher interest rates, and uncertainty with respect to the geopolitical environment, partially offset by loan repayments and principal amortization. The increase in our CECL reserve was primarily driven by recording an increase of the general reserve of $24.3 million and recording an increase in the provision for collateral-dependent loans of $42.7 million that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans were affected by the above factors resulting in slowing of business plan execution and the borrowers’ ability to either sell or refinance their properties.
Loss on Extinguishment of Debt
Losses on extinguishment of debt for the year ended December 31, 2022, were $(18.8) million mainly due to the payoff of the senior secured term loan facilities and the term financing facility.
Expenses
The following table presents the components of expenses for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Compensation and benefits	$20,225	$21,464
Servicing expenses	$5,718	$5,173
Other operating expenses	$10,754	$8,634
Annualized total operating expense ratio	3.5%	3.7%
Annualized core operating expense ratio (excluding non-cash equity compensation)	2.8%	2.9%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits for the year ended December 31, 2022, decreased primarily due to lower compensation accruals as compared to the year ended December 31, 2021. Servicing expenses for the year ended December 31, 2022, were relatively stable as compared to the prior year. Other operating expenses increased year over year due to higher professional service fees incurred. Our operating expense ratio during for the year ended December 31, 2022, decreased modestly primarily due to higher weighted average total equity, compared to the prior year.
Financial Condition
As of December 31, 2022, our borrowings consisted of repurchase agreement facilities collateralized by a portion of our loans held-for-investment, securitized debt obligations issued by CRE CLOs collateralized by pools of our loans held-for-investment, a secured credit facility collateralized by loans held-for-investment, an asset-specific financing facility collateralized by one loan held-for-investment and unsecured convertible senior notes.
As of December 31, 2022, we had outstanding $1.0 billion of repurchase agreement facility borrowings, and the term to maturity ranged from 179 days to approximately 2.4 years. Our repurchase agreement facilities had a weighted average borrowing rate of 6.8% and weighted average remaining maturities of 1.1 years as of December 31, 2022.
As of December 31, 2022, we had outstanding $1.1 billion of securitized debt obligations with a weighted average borrowing rate of 5.7% and weighted average estimated remaining maturities of 1.0 years based on the maturities of the underlying loan collateral.

As of December 31, 2022, we had outstanding $44.9 million of asset-specific financing facility borrowings with a weighted average borrowing rate of 6.0% and weighted average estimated remaining maturities of 0.9 years based on the maturity of the underlying collateral.
As of December 31, 2022, we had outstanding $100.0 million of secured credit facility borrowings with a weighted average borrowing rate of 10.8% and a term to maturity of 3.0 years.
As of December 31, 2022, the total outstanding amount due on convertible senior notes was $130.9 million, net of deferred issuance costs. The notes mature in October 2023, are unsecured and pay interest semiannually at a rate of 6.375% per annum. As of December 31, 2022, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
As of December 31, 2022, the debt-to-equity ratio, defined as total debt, net of cash, divided by equity, was 2.3:1.0.
GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2022, and December 31, 2021:

	Year Ended December 31, 2022
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$(40.8)	$(40.8)
Permanent differences
Other permanent differences	—	(1.1)	(1.1)
Temporary differences
Net accretion of OID and market discount	—	2.0	2.0
Income from significant modifications	—	—	—
Net realized losses on sale of loans	—	(9.4)	(9.4)
Credit loss impairment	—	52.9	52.9
Other temporary differences	2.2	(2.2)	—
Estimated taxable income	2.2	1.4	3.6
Dividend declaration deduction	—	(1.4)	(1.4)
Estimated taxable income post-dividend deduction	$2.2	$—	$2.2

	Year Ended December 31, 2021
(dollars in millions)	TRS	REIT	Consolidated
GAAP net income, pre-tax	$—	$68.5	$68.5
Permanent differences
Other permanent differences	—	(1.9)	(1.9)
Temporary differences
Net accretion of OID and market discount	—	(3.8)	(3.8)
Income from significant modifications	—	0.3	0.3
Other temporary differences	0.3	(16.5)	(16.2)
Estimated taxable income	0.3	46.6	46.9
Dividend declaration deduction	—	(46.6)	(46.6)
Estimated taxable income post-dividend deduction	$0.3	$—	$0.3
The permanent tax differences recorded in 2022 and 2021 were principally related to recurring differences in compensation expense related to restricted stock dividends. Temporary differences were principally timing differences between GAAP and tax accounting related to restructuring charges, provision for credit losses and amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations.

Dividends
For the year ended December 31, 2022, we declared dividends on our common stock totaling $0.95 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. Furthermore, if we distribute less than the sum of: (a) 85% of our ordinary income for the calendar year; (b) 95% of our capital gain net income for the calendar year; and (c) any undistributed shortfall from our prior calendar year, or the Required Distribution, to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Cash dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2022. The following table presents cash dividends declared on our common stock since 2020:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

2022
December 20, 2022	December 30, 2022	January 17, 2023	$0.20
September 20, 2022	October 3, 2022	October 17, 2022	$0.25
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.95
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.25
September 15, 2021	October 1, 2021	October 19, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
			$1.00
2020
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
			$0.65

The following table summarizes dividends declared since 2020 and their related tax characterization (per share amounts):

			Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Adjustments (1)	Ordinary Dividends (Non-Qualified) (2)	Qualified Ordinary Dividends	Capital Gain Distribution	Nondividend Distributions (3)
2022	$0.95	$(0.20)	$0.08	$0.01	$—	$0.66
2021	$1.00	$—	$0.99	$0.01	$—	$—
2020	$0.65	$0.09	$0.74	$—	$—	$—
____________________
(1)The dividend declared in the fourth quarter of 2022 and paid in the first quarter of 2023 was treated as a 2023 distribution for federal income tax purposes. A portion of the dividend declared in the fourth quarter of 2019 and paid in the first quarter of 2020 was treated as a 2020 dividend for federal tax purposes.
(2)Beginning with the year ended December 31, 2018, and subsequent years, ordinary dividends (non-qualified) are also the portion of dividends that may be eligible for the 20% qualified business income deduction under Internal Revenue Code Section 199A.
(3)Distributions in excess of earnings and profits resulted in a return of capital for tax purposes.

Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of December 31, 2022, our capitalization included $0.1 billion of corporate debt and $2.3 billion of loan-level financing. Our loan-level financing as of December 31, 2022, is generally term-matched or matures in 2023 or later, and includes $1.0 billion of secured repurchase agreements, $1.1 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, $44.9 million of asset-specific financing facility and a $100.0 million secured credit facility.
See Note 4 - Variable Interest Entities and Securitized Debt Obligations, Note 5 - Secured Financing Agreements and Note 6 - Convertible Senior Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding our securitized debt obligations; our secured financing facilities; and our secured convertible senior notes, respectively.
Leverage
From December 31, 2021, to December 31, 2022, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.7:1.0 to 2.3:1.0, mainly driven by the issuance of preferred stock, use of available cash for the redemption of convertible notes, repayment of the term financing facility and senior secured term financing facilities, and repayment of other loan-level borrowings related to loan repayments. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to LIBOR and/or SOFR.
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
The following table sets forth our sources of liquidity as of December 31, 2022:

Year Ended
(in thousands)	December 31, 2022
Cash and cash equivalents	$133,132
Approved but unused borrowing capacity on financing facilities	—
Total	$133,132
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
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of December 31, 2022. See Note 12 – Stockholders’ Equity to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $2.4 billion of outstanding borrowings under our repurchase facilities, collateralized loan obligations, asset-specific financing facility, secured credit facility and convertible senior notes; $229.6 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, secured credit facility, securitized debt obligations, and convertible senior notes, net of deferred debt issuance costs, as of December 31, 2022, and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Within one year	1,338,194	$1,530,671
One to three years	1,091,952	1,096,112
Three to five years	—	311,710
Five years and over	—	—
Total	$2,430,146	$2,938,493
Cash Flows
For the year ended December 31, 2022, our restricted and unrestricted cash and cash equivalents balance decreased approximately $64.1 million, to $140.2 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2022, operating activities increased our cash balances by approximately $58.9 million, primarily driven by net income after removing non-cash provision, equity compensation and proceeds from deferred interest capitalized to loans held-for-investment, increases in other liabilities, and decreases in other assets.
•Cash flows from investing activities. For the year ended December 31, 2022, investing activities increased our cash balances by approximately $408.6 million, primarily driven by repayments of loans held-for-investment, partially offset by origination of 11 loans held-for-investment.
•Cash flows from financing activities. For the year ended December 31, 2022, financing activities decreased our cash balances by approximately $531.7 million, primarily driven by principal payments on repurchase facilities, securitized debt obligations, term financing facility, term loan facilities and convertible senior notes, partially offset by proceeds from issuance of preferred stock, borrowings on repurchase facilities and the secured credit facility.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time, of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described in Note 2 – Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available at that time. The accounting policies and estimates that we believe are most critical to a stockholder’s understanding of our financial results and condition are discussed below.
Loans Held-for-Investment and Provision for Credit Losses
Loans held-for-investment are reported at cost, net of any provision for credit losses, unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable.
We adopted ASU 2016-13 on January 1, 2020, which replaced the incurred loss model under existing guidance with a CECL model for instruments measured at amortized cost, and requires entities to record allowances for AFS debt securities rather than reduce the carrying amount, as they did under the other-than-temporary impairment model. It also simplified the accounting model for purchased credit-impaired debt securities and loans. In addition, the new model applies to off-balance sheet credit exposures, such as unfunded loan commitments.
In connection with our adoption of ASU 2016-13, we implemented new processes, including the utilization of loan loss forecasting models, updates to our reserve policy documentation, changes to our internal reporting process and related internal controls. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial mortgage loan portfolio. The CECL forecasting methods we use include (i) a probability of default and loss given default method using a third-party CMBS/CRE loan database with historical loan loss data beginning in 1998 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to the inflationary pressures, over the last year the Federal Reserve has approved multiple increases to its federal funds rate target range and has indicated that it anticipates further increases in interest rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Other Matters
We intend to conduct our business to maintain our exempt status under, and not to become regulated as, an investment company under the Investment Company Act. If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Government Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the Investment Company Act in order to maintain our exempt status. As of December 31, 2022, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the year ended December 31, 2022. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2022. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2022, we believe that we qualified as a REIT under the Code.
Changes to the tax laws are likely to occur, and we intend to continue to monitor such changes.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing economic disruption and capital markets volatility resulting from inflation, rising interest rates, slowing economic growth and geopolitical uncertainty.
Recent Market Conditions
Due to the macroeconomic challenges driven by inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, most of our borrowers, sponsors, their tenants, the properties serving as collateral for our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “Macroeconomic Environment” in Part II, Item 7 of this Annual Report on Form 10-K for further discussion of current market conditions.
Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments, as well as seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Credit risk is also addressed through our ongoing review, and our investment portfolio is monitored for variance from underwritten and expected results on a monthly basis, with more intense analysis and oversight done on a quarterly basis. Nevertheless, unanticipated credit losses, including as a result of inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, could occur that could adversely impact our operating results.
We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well-diversified across property types, geographies and sponsors.

We maintain an active dialogue and strong relationships with our borrowers as part of our overall asset management strategy to maximize the performance of our portfolio, including during periods of volatility. While we generally believe that the principal amount of our loans is typically sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
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
In response to the inflationary pressures, over the last year the Federal Reserve has approved multiple increases to its federal funds rate target range and has indicated that it anticipates further increases in interest rates. Such increases in interest rates have increased, and may continue to increase, our interest expense, which may not be fully offset by any increases in interest income, and may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.
As of December 31, 2022, approximately 98.6% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.4% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2022. All changes in value are measured as the change from our December 31, 2022, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,252	$628	$(671)	$(1,342)
Repurchase facilities	(423)	(212)	212	423
Securitized debt obligations	(476)	(238)	238	476
Asset-specific financings	(19)	(9)	9	19
Secured financing facility	(42)	(21)	21	41
Convertible senior notes	(821)	(409)	406	810
Total net assets	$(529)	$(261)	$215	$427

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(7,256)	$(3,669)	$3,669	$7,339
The interest rate sensitivity table quantifies the potential changes in annualized net interest income and portfolio value, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio for each rate change are calculated based on assumptions with respect to interest rates and size of the portfolio. Assumptions made on the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percentage of borrowings and amount and term of borrowing.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2022. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Various factors, such as rising interest rates, high inflation, supply chain disruptions, growing geopolitical tensions and increased volatility in public equity and fixed income markets have led to increased cost and decreased availability of capital, which may adversely impact the ability of commercial property owners to service their debt obligations and refinance their loans as they mature and/or our ability to access capital markets.
Real Estate Risk
Our business strategy focuses on commercial real estate related debt investments. As a result, we will be exposed to the risks generally associated with the commercial real estate market, including occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control.
Additionally, commercial real estate debt investments may be affected by a number of factors, including international, national, regional and local economic and real estate conditions, changes in business trends of specific industry segments, property construction characteristics, demographic factors and changes to laws and regulations, including additional restrictions or requirements on the development of commercial real estate intended to reduce greenhouse gas emissions and climate change. Any combination of these factors may affect the value of real estate collateral for investments within our investment portfolio and the potential proceeds available to a borrower to repay the underlying loans, which could cause us to suffer losses. We seek to manage these risks through our rigorous and fundamentally driven underwriting and investment management processes.
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase facilities. Should the value of our investments serving as collateral for our repurchase facilities significantly decrease, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our financing counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, our ability to finance our investments and related future funding obligations would decline or exist at possibly less advantageous terms.
Extension Risk
We manage our assets based on a variety of assumptions and estimates, including among others, assumptions regarding the rate at which the borrowers will prepay our loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured financing agreements. The current macroeconomic, commercial real estate and capital markets disruptions have resulted in, and will likely continue to result in, a decrease in prepayment rates and an increase in the number of our borrowers who exercise loan extension options. In addition, higher interest rates imposed by the Federal Reserve to address the high rate of inflation have led to, and may continue to lead to, a decrease in prepayment speeds and an increase in the number of our borrowers who exercise loan extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2023 expressed an unqualified opinion thereon.
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
As of December 31, 2022, the Company’s loans held-for-investment totaled $3.4 billion, and the associated allowance for credit losses (ACL) totaled $82.3 million. As disclosed in Notes 2 and 3 to the consolidated financial statements, the ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses (CECL) in the Company’s loans held-for-investment portfolio, including unfunded loan commitments, using a probability weighted analytical model (CECL model) that considers the likelihood of default and loss-given-default for each individual loan. Additionally, for certain loans deemed to be collateral-dependent, the Company determines the ACL by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. To estimate the fair value of the underlying collateral, the Company used a discounted cash flow method of valuation. Management applies significant judgment in establishing inputs used to determine the ACL and a variety of subjective assumptions.
Significant inputs and assumptions used in the CECL model include the relevant historical loan loss data sets, the expected timing and amount of future loan fundings and repayments, forecast for macroeconomic conditions, the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio (DSCR), loan-to-value (LTV), remaining contractual loan term, property type, and other loan-specific qualitative factors. Significant inputs and assumptions in determining the fair value of collateral include estimates of property cash flow performance, capitalization rates, discount rates, and return on cost assumptions.
Auditing management’s estimate of the ACL involved a high degree of subjectivity in evaluating the significant inputs and assumptions used to determine the ACL. Changes in these factors and assumptions can have a material effect on the measurement of the ACL.

How We Addressed the Matter in Our Audit
Our audit procedures related to the ACL included the following, among others. We obtained an understanding of the process, evaluated the design, and tested the operating effectiveness of the Company’s controls over establishing the ACL, including management’s controls over the ACL methodology; the completeness and accuracy of significant inputs and assumptions used in the CECL model; and the estimated fair value of collateral for collateral-dependent loans.
With respect to the CECL model, with the support of specialists, we performed a model methodology review, assessed the Company’s model documentation and governance, assessed the conceptual soundness and the model output. We also involved our specialists in assessing the macroeconomic forecasts, reasonable and supportable forecast periods, DSCR, LTV, and loan-specific qualitative factors. Our procedures included, amongst others, the assessment by comparing information to external sources, peer information, and reviewing the results of managements’ specialists. For all collateral-dependent loans, with the support of specialists, we independently developed a fair value estimate of the underlying collateral, less costs to sell and compared those to management’s estimate of fair value.
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

Minneapolis, Minnesota
March 2, 2023

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Loans held-for-investment	$3,350,150	$3,782,205
Allowance for credit losses	(82,335)	(40,897)
Loans held-for-investment, net	3,267,815	3,741,308
Cash and cash equivalents	133,132	191,931
Restricted cash	7,033	12,362
Accrued interest receivable	13,413	10,716
Other assets	32,708	32,201
Total Assets (1)	$3,454,101	$3,988,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$1,015,566	$677,285
Securitized debt obligations	1,138,749	1,677,619
Asset-specific financings	44,913	43,622
Secured credit facility	100,000	—
Term financing facility	—	127,145
Convertible senior notes	130,918	272,942
Senior secured term loan facilities	—	139,880
Dividends payable	14,318	14,406
Other liabilities	24,967	21,436
Total Liabilities (1)	2,469,431	2,974,335
Commitments and Contingencies (see Note 10)
10.00% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized, and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 4,596,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	46
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 52,350,989 and 53,789,465 shares issued and outstanding, respectively	524	538
Additional paid-in capital	1,202,315	1,125,241
Cumulative earnings	130,693	171,518
Cumulative distributions to stockholders	(350,069)	(284,285)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	983,545	1,013,058
Non-controlling interests	125	125
Total Equity	$983,670	$1,013,183
Total Liabilities and Stockholders’ Equity	$3,454,101	$3,988,518
____________________
(1)The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At December 31, 2022, and December 31, 2021, assets of the VIEs totaled $1,551,936 and $2,266,044, respectively, and liabilities of the VIEs totaled $1,141,028 and $1,679,435, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2022	2021	2020
Interest income:
Loans held-for-investment	$208,500	$197,942	$234,954
Loans held-for-sale	—	—	895
Available-for-sale securities	—	—	646
Held-to-maturity securities	—	—	659
Cash and cash equivalents	2,354	346	559
Total interest income	210,854	198,288	237,713
Interest expense:
Repurchase facilities	49,452	25,973	58,444
Secured credit facility	383	—	—
Securitized debt obligations	51,631	29,926	26,312
Convertible senior notes	17,527	18,167	18,092
Term financing facility	1,713	7,585	—
Asset-specific financings	1,669	2,241	3,862
Revolving credit facilities	—	—	779
Senior secured term loan facilities	3,754	21,688	5,446
Total interest expense	126,129	105,580	112,935
Net interest income	84,725	92,708	124,778
Other (loss) income:
(Provision for) benefit from credit losses	(69,265)	20,027	(53,710)
Loss on extinguishment of debt	(18,823)	(8,919)	—
Realized losses on sales	(1,702)	—	(16,913)
Fee income	954	—	1,117
Total other (loss) income	(88,836)	11,108	(69,506)
Expenses:
Management fees	—	—	15,786
Compensation and benefits	20,225	21,464	13,269
Servicing expenses	5,718	5,173	4,056
Other operating expenses	10,754	8,634	15,755
Restructuring charges	—	—	46,252
Total expenses	36,697	35,271	95,118
(Loss) income before income taxes	(40,808)	68,545	(39,846)
(Benefit from) provision for income taxes	17	192	593
Net (loss) income	(40,825)	68,353	(40,439)
Dividends on preferred stock	14,502	793	100
Net (loss) income attributable to common stockholders	$(55,327)	$67,560	$(40,539)
Basic (loss) earnings per weighted average common share	$(1.04)	$1.24	$(0.73)
Diluted (loss) earnings per weighted average common share	$(1.04)	$1.23	$(0.73)
Weighted average number of shares of common stock outstanding:
Basic	53,011,806	54,593,499	55,156,482
Diluted	53,011,806	54,929,070	55,156,482

Net (loss) income attributable to common stockholders	$(55,327)	$67,560	$(40,539)
Other comprehensive (loss) income, net of tax:
Unrealized gain on available-for-sale securities	—	—	(32)
Other comprehensive (loss) income	—	—	(32)
Comprehensive (loss) income	$(55,327)	$67,560	$(40,571)
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2019	54,853,205	549	—	—	1,048,484	32	162,076	(192,005)	1,019,136	—	1,019,136
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	(18,472)	—	(18,472)	—	(18,472)
Adjusted balance, January 1, 2020	54,853,205	549	—	—	1,048,484	32	143,604	(192,005)	1,000,664	—	1,000,664
Net loss	—	—	—	—	—	—	(40,439)	—	(40,439)	—	(40,439)
Other comprehensive loss before reclassifications	—	—	—	—	—	(288)	—	—	(288)	—	(288)
Amounts reclassified	—	—	—	—	—	256	—	—	256	—	256
Net other comprehensive (loss) income	—	—	—	—	—	(32)	—	—	(32)	—	(32)
Issuance of warrants to purchase common stock	—	—	—	—	4,541	—	—	—	4,541	—	4,541
Common dividends declared, $0.65 per share	—	—	—	—	—	—	—	(36,064)	(36,064)	—	(36,064)
Preferred dividends declared, $100.00 per share	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Non-cash equity award compensation	351,877	3	—	—	5,273	—	—	—	5,276	—	5,276
Balance, December 31, 2020	55,205,082	552	—	—	1,058,298	—	103,165	(228,169)	933,846	—	933,846
Net income	—	—	—	—	—	—	68,353	—	68,353	—	68,353
Issuance of preferred stock, net of offering costs	—	—	4,596,500	46	110,473	—	—	—	110,519	—	110,519
Restricted stock forfeiture	(115,053)	(1)	—	—	(1,193)	—	—	—	(1,194)	—	(1,194)
Repurchase of common stock	(1,301,612)	(13)	—	—	(17,790)	—	—	—	(17,803)	—	(17,803)
Preferred dividends declared, $100.00 per share	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Preferred dividends declared, $0.15069 per share	—	—	—	—	—	—	—	(693)	(693)	—	(693)
Common dividends declared, $1.00 per share	—	—	—	—	—	—	—	(55,323)	(55,323)	—	(55,323)
Settlement of warrants to purchase common stock	—	—	—	—	(32,138)	—	—	—	(32,138)	—	(32,138)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	125	125
Non-cash equity award compensation	1,048	—	—	—	7,591	—	—	—	7,591	—	7,591
Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	—	171,518	(284,285)	1,013,058	125	1,013,183
Net (loss) income	—	—	—	—	—	—	(40,825)	—	(40,825)	—	(40,825)
Issuance of preferred stock, net of offering costs	—	—	3,633,000	36	87,485	—	—	—	87,521	—	87,521
Repurchase of common stock	(1,539,134)	(15)	—	—	(15,699)	—	—	—	(15,714)	—	(15,714)
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(912)	—	—	—	(912)	—	(912)
Preferred dividends declared, $100 per share	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	—	(14,402)	(14,402)	—	(14,402)
Common dividends declared, $0.95 per share	—	—	—	—	—	—	—	(51,282)	(51,282)	—	(51,282)
Non-cash equity award compensation	169,697	1	—	—	7,024	—	—	—	7,025	—	7,025
Balance, December 31, 2022	52,350,989	524	8,229,500	82	1,202,315	—	130,693	(350,069)	983,545	125	983,670
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net (loss) income	$(40,825)	$68,353	$(40,439)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(11,964)	(23,291)	(15,915)
Amortization of deferred debt issuance costs	12,412	16,559	6,426
Provision for (benefit from) credit losses	69,265	(20,027)	53,710
Realized losses on available-for-sale securities	—	5,169	—
Realized losses on loan sales	1,702	—	16,913
Loss on extinguishment of debt	11,307	—	—
Amortization of equity-based compensation	7,025	7,591	5,276
Proceeds received from deferred interest capitalized on loans held-for-investment	7,903	1,931	—
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(2,697)	1,672	(1,066)
Decrease (Increase) in other assets	5,727	(171)	2,436
Increase (decrease) in other liabilities	(957)	2,515	(7,086)
Net cash provided by operating activities	58,898	60,301	20,255
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(557,468)	(814,515)	(369,216)
Proceeds from loan sales	64,045	—	193,538
Proceeds from repayment of loans held-for-investment	902,743	958,399	486,422
Increase in other assets, due from servicer on repayments of loans held-for-investment	(689)	(4,114)	—
Principal payments on available-for-sale securities	—	—	12,798
Principal payments on held-to-maturity securities	—	—	18,076
Net cash provided by investing activities	408,631	139,770	$341,618
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	828,893	599,579	397,004
Principal payments on repurchase facilities	(490,612)	(1,631,169)	(612,150)
Proceeds from issuance of securitized debt obligations	—	1,188,330	—
Principal payments on securitized debt obligations	(543,023)	(433,520)	(117,925)
Repayment of senior secured term loan facilities	(150,000)	(75,000)	—
Proceeds from asset-specific financings	1,291	3,063	6,626
Repayment of asset-specific financings	—	(82,532)	—
Proceeds from secured credit facility	100,000	—	—
Repayment of convertible senior notes	(143,750)	—	—
Proceeds from revolving credit facilities	—	—	38,361
Repayment of revolving credit facilities	—	—	(80,369)
Proceeds from term financing facility	—	349,291	—
Repayment of term financing facility	(129,099)	(220,192)	—
Payment of debt issuance costs	(9,557)	(15,572)	—
Settlement of warrants to purchase common stock	—	(32,138)	—
Contributions from non-controlling interests	—	125	—
Proceeds from issuance of preferred stock, net of offering costs	87,521	110,519	—
Tax withholding on restricted stock and RSUs	(1,736)	(1,194)	—
Repurchase of common stock	(15,714)	(17,803)	—
Dividends paid on preferred stock	(11,594)	(100)	(100)
Dividends paid on common stock	(54,277)	(66,658)	(34,079)
Net cash used in financing activities	(531,657)	(324,971)	(192,444)
Net (decrease) increase in cash, cash equivalents and restricted cash	(64,128)	(124,900)	169,429
Cash, cash equivalents, and restricted cash at beginning of period	204,293	329,193	159,764
Cash, cash equivalents, and restricted cash at end of period	$140,165	$204,293	$329,193
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$123,371	$105,960	$115,013
Cash paid for taxes	$463	$599	$—
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$22,033	$—	$210,452
Dividends declared but not paid at end of period	$14,318	$14,406	$25,049
Deferred financing costs, not yet paid	$1,757	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset-specific financings, issuing CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT”. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
The Company has elected to be treated as a REIT as defined under the Code for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated one of its subsidiaries as a TRS as defined in the Code, to engage in such activities.
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The accounting and reporting policies of the Company conform to GAAP.
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
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Loans Held-for-Investment, Net
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, the Company finances pools of its commercial real estate loans through CRE CLOs, which are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the power to direct the activities of the CRE CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, therefore, the Company

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
consolidates the CRE CLOs and classifies the underlying loans as loans held-for-investment. Interest income on loans held-for-investment is recorded on the consolidated statements of comprehensive (loss) income.
Loans held-for-investment are reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. In accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, the Company uses a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. The Company employed quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, geopolitical instability and the Federal Reserve monetary policy impact on the overall U.S. economy and commercial real estate markets generally. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.
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
For loans assigned a risk rating of “5,” the Company has determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, these loans are assessed individually, and the Company elected to apply a practical expedient in accordance with ASU 2016-13. While utilizing the practical expedient for collateral-dependent loans, the Company estimates the fair value of the loan’s underlying collateral using the discounted cash flow method of valuation, less the estimated cost to foreclose and sell the property when applicable. The estimation of the fair value of the collateral property also involves using various Level 3 unobservable inputs, which are inherently uncertain and subjective, and are in part developed based on discussions with various market participants and management’s best estimates, which may vary depending on the information available and market conditions as of the valuation date. Selecting the appropriate inputs and assumptions requires significant judgment and consideration of various factors that are specific to the underlying collateral property being assessed. The Company’s estimate of the fair value of the collateral property is sensitive to both the valuation methodology selected and inputs used in the analysis. As a result, the fair value of the collateral property used in determining the expected credit losses is subject to uncertainty and any actual losses, if incurred, could differ materially from the estimated provision for credit losses.
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
The allowance for credit losses is recorded in accordance with ASU 2016-13, and is a valuation account that is deducted from the amortized cost basis of loans held-for-investment on the Company’s consolidated balance sheets. Changes to the allowance for credit losses are recognized through net income (loss) on the Company’s consolidated statements of comprehensive (loss) income. The allowance is based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. All loans held-for-investment within the Company’s portfolio have some amount of expected loss to reflect the GAAP principal underlying the CECL model that all loans have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.
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
The Company generally estimates its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses from 1998 to 2022 for over 100,000 commercial real estate loans. The Company licenses certain macroeconomic financial forecasts from a third-party to inform its view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. The Company may use one or more of these forecasts in the process of estimating its allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
Available-for-Sale Securities, at Fair Value
From time to time, the Company may selectively invest in CMBS representing interests in pools of commercial mortgage loans issued by trusts. In the past, the Company had designated investments in certain CMBS as AFS because the Company had the ability to dispose of them prior to maturity. All assets classified as AFS would be reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income.
Interest income on AFS securities is accrued based on the outstanding principal balance and contractual terms. Premiums and discounts associated with CMBS are amortized into interest income over the life of such securities using the effective yield method.
As part of the adoption of ASU 2016-13, the Company evaluates AFS securities to determine whether a decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive (loss) income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the consolidated statements of comprehensive income (loss), limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income (loss) may be reversed if conditions change. Changes in the allowance for credit losses are recorded as provision for credit loss expense. The Company did not hold any AFS securities as of December 31, 2022.
Held-to-Maturity Securities
In the past, the Company designated investments in certain CMBS as held-to-maturity, or HTM, because the Company had both the ability and intent to hold them until maturity. All assets classified as HTM were reported at stated cost plus any premiums or discounts, which were amortized or accreted through the consolidated statements of comprehensive (loss) income using the effective interest method.
As part of the adoption of ASU 2016-13, the Company no longer records impairments for credit losses as adjustments to the amortized cost for HTM debt securities, but rather records an allowance for credit losses. The carrying values of debt securities are presented net of any allowance for credit losses. The Company did not hold any HTM securities as of December 31, 2022.
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
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within 30 days of recording the receivable. The Company generally writes off the accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized within interest income in the consolidated statements of comprehensive (loss) income. Accrued interest receivable includes deferred interest that may be collected at the loan maturity or past 90 days, and an allowance for credit losses has been included as part of the loan’s amortized cost. Accrued interest receivable is included within other assets on the Company’s consolidated balance sheets.
Due from Counterparties
Due from counterparties includes cash held by counterparties as collateral against the Company’s repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties is included within other assets on the Company’s consolidated balance sheets.
Repurchase Agreements
The Company finances certain of its loans held-for-investment, AFS securities and HTM securities through the use of repurchase agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR or SOFR, and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Asset-Specific Financings
The Company finances certain of its loans held-for-investment through the use of an asset-specific financing facility. Borrowings under the asset-specific financing facility generally bear interest rates of a specified margin over one-month LIBOR or SOFR. The asset-specific financings are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Revolving Credit Facilities
In the past, the Company has financed certain of its loans held-for-investment through the use of revolving credit facilities. Borrowings under revolving credit facilities have generally borne interest rates of a specified margin over one-month LIBOR and have generally been uncommitted. Revolving credit facilities are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Secured Credit Facilities
The Company finances certain of its loans held-for-investment through the use of a secured credit facility. Borrowings under the secured credit facility generally bear interest rates of a specified margin over one-month SOFR. The secured credit facility financings are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Deferred Debt Issuance Costs
Because the outstanding balance of the Company’s repurchase agreement facilities, asset-specific financing facilities, revolving credit facilities and secured credit facilities may fluctuate as the Company borrows and repays amounts, the Company presents unamortized deferred debt issuance costs related to these credit facilities as an asset on its consolidated balance sheets within other assets. Amortization of deferred debt issuance costs over the term of the related facilities is reported within interest expense on the consolidated statements of comprehensive (loss) income.
Securitized Debt Obligations
The Company finances pools of its loans held-for-investment through CRE CLOs retaining the subordinate securities in its investment portfolio. CRE CLOs are accounted for as financing arrangements and consolidated on the Company’s consolidated financial statements. The securitized debt obligations not retained by the Company, which are nonrecourse to the Company

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
beyond the assets held in CRE CLOs, are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
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
Income Taxes
The Company has elected to be taxed as a REIT under the Code and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which does not qualify for the REIT gross income tests, the Company has formed a TRS, to engage in such activities. The TRS’s activities are subject to income taxes, as well as any REIT taxable income not distributed to stockholders.
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
Permanent Equity
The Company has common stock and preferred stock outstanding that are classified as permanent equity. The Company’s common stock is perpetual in nature with voting rights and dividend rights. The Company’s Series A Preferred Stock is classified as permanent equity. The outstanding shares of Series A Preferred Stock have a 7.00% dividend rate and may be redeemed by the Company on and after November 30, 2026. See Note 11 – Preferred Stock to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding the Series A Preferred Stock.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Other Comprehensive (Loss) Income
Current period net unrealized gains and losses on AFS securities are reported as components of accumulated other comprehensive (loss) income on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive (loss) income.
Equity Incentive Plans
The Company adopted the 2017 Equity Incentive Plan, or the 2017 Plan, to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel. The Plan permitted the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards.
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. Since the adoption of the 2022 Plan, no new equity awards may be granted under the 2017 Plan, but previously-granted restricted stock, RSUs and PSUs remained outstanding under the 2017 Plan as of December 31, 2022.
See Note 13 - Equity Incentive Plans for further details regarding the Equity Incentive Plans.
The cost of equity-based compensation is measured on and fixed at the grant date, based on the price of the Company’s common stock as of period end, and amortized over the vesting term. The Company accounts for forfeitures as they occur. Amortization expense is included within compensation expense on the consolidated statements of comprehensive (loss) income.
Recently Issued and/or Adopted Accounting Standards
Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to troubled debt restructurings, or TDR. The new guidance deviates from current TDR guidance as disclosures will now be based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. As it relates to ASC 326-20 the Company is now allowed to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Entities were able to early adopt these amendments and had the ability to early adopt the TDR enhancements separately from the vintage disclosures. The Company did not early adopt this ASU and does not anticipate the new guidance will have a material impact on the Company’s consolidated financial statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective for all entities and may be adopted retrospectively as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has loan agreements and debt agreements that incorporate LIBOR as a referenced interest rate. It is difficult to predict the ultimate impacts of the phase-out of LIBOR and the use of alternative benchmarks, such as SOFR, on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2022, and December 31, 2021:

	December 31, 2022
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,348,242	$—	$13,764	$3,362,006
Unamortized (discount) premium	(48)	—	—	(48)
Unamortized net deferred origination fees	(11,808)	—		(11,808)
Allowance for credit losses	(81,768)	—	(567)	(82,335)
Carrying value	$3,254,618	$—	$13,197	$3,267,815
Unfunded commitments	$229,607	$—	$—	$229,607
Number of loans	89	—	1	90
Weighted average coupon	6.3%	—%	8.0%	6.3%
Weighted average years to maturity (2)	1.0	N/A	4.1	1.0

	December 31, 2021
(dollars in thousands)	Senior Loans (1)	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$3,781,771	$1,048	$14,006	$3,796,825
Unamortized (discount) premium	(70)	—	—	(70)
Unamortized net deferred origination fees	(14,550)	—	—	(14,550)
Allowance for credit losses	(38,719)	(1,048)	(1,130)	(40,897)
Carrying value	$3,728,432	$—	$12,876	$3,741,308
Unfunded commitments	$403,584	$—	$—	$403,584
Number of loans	103	1	1	105
Weighted average coupon	4.5%	13.0%	8.0%	4.5%
Weighted average years to maturity (2)	1.1	3.9	5.1	1.1
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

(dollars in thousands)	December 31, 2022		December 31, 2021
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,348,205	41.3%	$1,703,951	45.5%
Multifamily	1,008,177	30.9%	1,061,434	28.4%
Hotel	337,264	10.3%	464,816	12.4%
Retail	303,266	9.3%	341,834	9.1%
Industrial	185,337	5.6%	118,564	3.2%
Other	85,566	2.6%	50,709	1.4%
Total	$3,267,815	100.0%	$3,741,308	100.0%

(dollars in thousands)	December 31, 2022		December 31, 2021
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$834,985	25.5%	$917,029	24.5%
Southwest	675,288	20.7%	836,955	22.4%
West	519,244	15.9%	658,429	17.6%
Midwest	546,030	16.7%	637,784	17.0%
Southeast	692,268	21.2%	691,111	18.5%
Total	$3,267,815	100.0%	$3,741,308	100.0%
At December 31, 2022, and December 31, 2021, loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.2 billion and $3.7 billion, respectively, collateralized the Company’s secured financing agreements and CRE CLOs. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$3,741,308	3,847,803
Originations, additional fundings, upsizing of loans and capitalized deferred interest	566,799	834,461
Repayments	(910,134)	(960,330)
Loan sales	(65,747)	—
Net discount accretion (premium amortization)	22	5
Increase in net deferred origination fees	(6,873)	(9,766)
Amortization of net deferred origination fees	9,484	13,106
(Provision for) benefit from credit losses	(67,044)	16,029
Balance at end of period	$3,267,815	$3,741,308
Allowance for Credit Losses
Subsequent to the adoption of “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13, on January 1, 2020, to estimate and recognize an allowance for credit losses on loans held-for-investment and the related unfunded commitments, the Company continues to use a third-party licensed probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, including the ongoing impacts of COVID-19, geopolitical instability and the Federal Reserve monetary policy on the overall U.S. economy and commercial real estate markets generally. Significant inputs to the Company’s estimate of the allowance for credit losses include loan specific factors such as DSCR, LTV, remaining contractual loan term, property type and others. Additionally, there

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
are a number of significant assumptions and qualitative factors included when determining the Company’s estimates, including, but not limited to, macroeconomic conditions and portfolio trends. As part of the quarterly review of the portfolio, the Company assesses the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing the CECL reserve. In certain instances, for loans with unique risk and credit characteristics, the Company may instead elect to employ different methods to estimate an allowance for credit losses that also conform to ASU 2016-13 and related guidance.
As of December 31, 2022, the Company recognized an allowance for credit losses related to its loans held-for-investment of $82.3 million, which reflects a total increase in the provision for credit losses of $67.0 million, which excludes a benefit from recoveries of amounts previously written off of $0.5 million, and includes write-offs of $25.6 million for the year ended December 31, 2022. The increase in the Company’s allowance for credit losses was impacted by an uncertain macroeconomic outlook, weakening in credit fundamentals, volatility and reduced liquidity in the capital markets especially for certain property types such as office assets, and inflationary expectations resulting in meaningfully higher interest rates, and uncertainty with respect to the geopolitical environment, partially offset by loan repayments and principal amortization. The increase in the Company’s CECL reserve was primarily driven by recording an increase in the general reserve of $24.3 million and recording an increase in the provision for collateral-dependent loans of $42.7 million, that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans were affected by the above factors resulting in slowing of business plan execution and the borrowers’ ability to either sell or refinance their properties.
At December 31, 2022, the Company had four collateral-dependent loans with an aggregate principal balance of $247.3 million, all of which were first mortgage loans secured by office properties that were individually assessed in accordance with ASU 2016-13 for the first time during the year ended December 31, 2022, for which the Company recorded an allowance for credit loss of $39.3 million. See Note 9 - Fair Value, for further detail. The remaining increase in the Company’s provision for credit losses was related to changes in the portfolio mix and implementing in its analysis more conservative macroeconomic forecasts driven by the factors discussed above.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s consolidated balance sheets. As of December 31, 2022, the Company recognized $4.3 million in other liabilities related to the allowance for credit losses on unfunded commitments and recorded a provision for credit losses of $2.8 million for the year ended December 31, 2022. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net (loss) income on the Company’s consolidated statements of comprehensive income.
The following table presents the changes for the years ended December 31, 2022, and 2021 in the allowance for credit losses on loans held-for-investment:

	Year Ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$40,897	$66,666
Provision for (benefit from) credit losses	67,556	(16,029)
Write-off	(25,606)	(9,740)
Recoveries of amounts previously written off	(512)	—
Balance at end of period	$82,335	$40,897
During the year ended December 31, 2022, four first mortgage loans with an aggregate principal balance of $247.3 million collateralized by office properties were downgraded to a risk rating of “5” as a result of the collateral properties’ operating performance being adversely affected by the ongoing impacts of the pandemic, office leasing market challenges, the capital markets volatility and other factors (see “Loan Risk Ratings” below). The Company held these loans on nonaccrual status as of December 31, 2022.
During the year ended December 31, 2022, the Company resolved a first mortgage loan with an outstanding unpaid principal balance of $54.0 million through a sale of the loan. The loan had been previously placed on nonaccrual status. The Company recognized a write-off of $(10.1) million on the sale of the loan.
During the year ended December 31, 2022, the Company resolved a first mortgage loan with an outstanding unpaid principal balance of $114.1 million, which involved a coordinated sale of the collateral property through a deed-in-lieu of foreclosure transaction and the Company providing the new ownership group with a new $77.3 million senior floating rate loan. The loan had been previously placed on nonaccrual status. The Company recognized a write-off of $(15.5) million related to the resolution of this loan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. As of December 31, 2022, the Company has four senior loans with a total unpaid principal balance of $247.3 million and carrying value of $208.0 million that are held on nonaccrual status. No other loans were considered past due, and no other loans were held on nonaccrual status as of December 31, 2022.
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Nonaccrual loan carrying value at beginning of period	$145,370	$17,835
Addition of nonaccrual loan carrying value	$218,275	$203,668
Removal of nonaccrual loan carrying value	$(155,687)	$(76,133)
Nonaccrual loan carrying value at end of period	$207,958	$145,370
The following tables summarize the aging analysis of accrued interest past due on the carrying value of the Company’s loans held-for-investment as of December 31, 2022, and December 31, 2021:

(dollars in thousands)	Days Outstanding as of December 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans held-for-investment:
Senior loans	$3,072,536	$—	$—	$182,082	$182,082	$3,254,618	$—
Subordinated loans	13,197	—	—	—	—	13,197	—
Total	$3,085,733	$—	$—	$182,082	$182,082	$3,267,815	$—

(dollars in thousands)	Days Outstanding as of December 31, 2021
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans held-for-investment:
Senior loans	$3,583,062	$—	$—	$145,370	$145,370	$3,728,432	$—
Subordinated loans	12,876	—	—	—	—	12,876	—
Total	$3,595,938	$—	$—	$145,370	$145,370	$3,741,308	$—
As of December 31, 2022 and 2021, the carrying value for loans with accrued interest past due 90 or more days was $182.1 million and $145.4 million, respectively. As of December 31, 2022 and 2021, there were no loans with accrued interest between 30 and 89 days past due.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of December 31, 2022, and December 31, 2021:

(dollars in thousands)	December 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	8	$291,236	$287,527	9	$245,939	$245,042
2	52	1,857,744	1,824,564	58	2,002,008	1,983,615
3	21	697,532	689,196	25	747,631	739,343
4	5	268,236	258,570	11	633,153	627,938
5	4	247,258	207,958	2	168,094	145,370
Total	90	$3,362,006	$3,267,815	105	$3,796,825	$3,741,308
As of December 31, 2022, the weighted average risk rating of the Company’s portfolio was 2.5, weighted by unpaid principal balance, versus 2.6 as of December 31, 2021. The portfolio risk rating was largely unchanged versus the year ended December 31, 2021, as changes in portfolio mix from the new loan originations and payoffs largely offset select ratings downgrades during the year ended December 31, 2022.
The following table presents the carrying value of loans held-for-investment as of December 31, 2022, and December 31, 2021, by risk rating and year of origination:

	December 31, 2022
(in thousands)	Origination Year
Risk Rating	2022	2021	2020	2019	2018	2017	Prior	Total
1	$—	$—	$44,141	$186,506	$56,880	$—	$—	$287,527
2	$419,617	$512,526	$95,560	$516,723	$193,900	$13,196	$73,042	$1,824,564
3	$—	$95,061	$20,154	$234,019	$99,311	$152,093	$88,558	$689,196
4	$—	$—	$—	$—	$135,782	$43,381	$79,407	$258,570
5	$—	$—	$—	$157,111	$—	$50,847	$—	$207,958
Total	$419,617	$607,587	$159,855	$1,094,359	$485,873	$259,517	$241,007	$3,267,815

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	December 31, 2021
(in thousands)	Origination Year
Risk Rating	2021	2020	2019	2018	2017	2016	Prior	Total
1	—	—	136,138	75,592	—	33,312	—	$245,042
2	623,992	90,381	828,432	347,173	12,877	31,872	48,888	$1,983,615
3	45,062	59,186	147,214	242,662	153,732	68,012	23,475	$739,343
4	—	—	260,672	74,808	173,081	—	119,377	$627,938
5	—	—	—	99,515	45,855	—	—	$145,370
Total	$669,054	$149,567	$1,372,456	$839,750	$385,545	$133,196	$191,740	$3,741,308
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s consolidated balance sheets as of December 31, 2022, and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Loans held-for-investment	$1,557,731	$2,257,768
Allowance for credit losses	(21,865)	(16,904)
Loans held-for-investment, net	1,535,866	2,240,864
Restricted cash	5,674	10,377
Other assets	10,396	14,803
Total Assets	$1,551,936	$2,266,044
Securitized debt obligations	$1,138,749	$1,677,619
Other liabilities	2,279	1,816
Total Liabilities	$1,141,028	$1,679,435
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table details the Company’s CRE CLO securitized debt obligations:

(dollars in thousands)	December 31, 2022			December 31, 2021
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,409	$607,354	L+/S+3.7%	$621,409	$613,504	L+3.7%
Financing provided	502,564	499,249	L+1.7%	502,564	498,117	L+1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	677,715	669,279	L+/S+3.9%	768,850	763,607	L+3.9%
Financing provided	539,876	539,892	L+1.7%	630,818	629,049	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets (4)	270,498	264,907	L+4.2%	617,119	605,831	L+ 4.1%
Financing provided	99,300	99,608	L+2.7%	446,849	445,920	L+ 1.8%
GPMT 2018-FL1 CRE CLO
Collateral assets (5)	—	—		270,722	268,322	L+ 5.0%
Financing provided	—	—		104,532	104,532	L+ 2.8%
Total
Collateral assets	$1,569,622	$1,541,540	L+/S+3.9%	$2,278,100	$2,251,264	L+ 4.0%
Financing provided	$1,141,740	$1,138,749	L+1.8%	$1,684,763	$1,677,618	L+ 1.8%
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
(2)No restricted cash is included as of December 31, 2022, or December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(3)Includes $5.6 million and $10.4 million of restricted cash as of December 31, 2022, and December 31, 2021, respectively. Yield on collateral assets is exclusive of restricted cash.
(4)No restricted cash is included as of December 31, 2022, or December 31, 2021. Yield on collateral assets is exclusive of restricted cash.
(5)During the year December 31, 2022, the Company redeemed the GPMT 2018-FL1 CRE CLO. No restricted cash is included as of December 31, 2021.
Note 5. Secured Financing Agreements
To finance its loans held-for-investment, the Company has a variety of secured financing arrangements with several counterparties, including repurchase facilities, an asset-specific financing facility and a secured credit facility. The Company’s repurchase facilities are collateralized by loans held-for-investment and certain cash balances. Although the transactions under repurchase facilities represent committed borrowings until maturity, other than with respect to the Company’s Centennial Bank repurchase facility, which provides financing on a non-mark-to-market basis, the other respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase facilities, capital market events, would require the Company to fund margin calls. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The Company’s asset-specific financing facility is also collateralized by loans held-for-investment. The facility does not contain mark-to-market provisions and is generally term-matched to the underlying assets.
The Company’s secured credit facility is also collateralized by loans held-for-investment. The facility does not contain mark-to-market provisions.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of December 31, 2022, and December 31, 2021:

	December 31, 2022
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity (2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2023	$494,250	$105,750	$600,000	$701,469	7.0%
Goldman Sachs Bank USA (3)	July 13, 2023	66,914	183,086	250,000	93,651	6.5%
JPMorgan Chase Bank	June 28, 2024	132,438	217,562	350,000	211,841	6.7%
Citibank	May 25, 2025	204,593	295,407	500,000	266,179	6.1%
Wells Fargo Bank	June 28, 2023	71,091	—	71,091	111,154	6.3%
Centennial Bank	August 29, 2024	46,280	103,720	150,000	101,844	9.3%
Total/Weighted Average		$1,015,566	$905,525	$1,921,091	$1,486,138
Asset-specific financings	Term Matched	$44,913	$105,087	$150,000	$57,629	6.0%
Secured credit facility (4)	December 21, 2025	$100,000	—	$100,000	$157,112	10.8%
Term financing facility (5)	N/A	$—	$—	$—	$—	—%

	December 31, 2021
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity (2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2022	$230,982	$269,018	$500,000	$382,017	2.2%
Goldman Sachs Bank USA	July 13, 2023	81,227	168,773	250,000	111,811	2.6%
JPMorgan Chase Bank	June 28, 2022	104,215	345,785	450,000	188,838	2.3%
Citibank	January 9, 2023	202,944	297,056	500,000	285,767	1.8%
Wells Fargo Bank	June 28, 2022	57,917	42,083	100,000	86,409	2.3%
Total/Weighted Average		$677,285	$1,122,715	$1,800,000	$1,054,842
Asset-specific financings	Term Matched	$43,622	$106,378	$150,000	$56,129	1.8%
Term financing facility (5)	February 14, 2025	$127,145	$—	$127,145	$329,256	3.7%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of December 31, 2022, and 2021, respectively.
(3)As of December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
(5)On April 22, 2022, the Company voluntarily repaid this facility in whole. In connection with this repayment, the Company incurred a charge on early extinguishment of debt of approximately $(1.7) million related to unamortized transaction costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
At December 31, 2022, and December 31, 2021, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	December 31, 2022
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Term Financing Facility	Secured Credit Facility	Total Amount Outstanding
2023	$632,255	$44,913	$—	$—	$677,168
2024	178,718	—	—	—	178,718
2025	204,593	—	—	100,000	304,593
2026	—	—	—	—	—
2027	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	$1,015,566	$44,913	$—	$100,000	$1,160,479

	December 31, 2021
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Term Financing Facility (2)	Total Amount Outstanding
2022	$393,114	$43,622	$—	$436,736
2023	284,171	—	—	284,171
2024	—	—	—	—
2025	—	—	127,145	127,145
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$677,285	$43,622	$127,145	$848,052
__________________
(1)Maturity date is term matched to the corresponding loans.
(2)Amount outstanding includes unamortized debt issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at December 31, 2022, and December 31, 2021:

	December 31, 2022				December 31, 2021
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$494,250	$213,855	22%	0.49	$230,982	$155,446	15%	0.49
JPMorgan Chase Bank	132,438	81,850	8%	1.49	104,215	87,103	9%	0.49
Goldman Sachs Bank USA	66,914	27,594	3%	0.53	81,227	31,852	3%	1.53
Citibank	204,593	63,924	6%	2.40	202,944	85,631	8%	1.02
Wells Fargo Bank	71,091	42,447	4%	0.49	57,917	29,320	3%	0.49
Centennial Bank	46,280	55,712	6%	1.66	—	—
Total	$1,015,566	$485,382			$677,285	$389,352
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2022:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2022, the Company’s unrestricted cash was $133.1 million, while 5.0% of the Company’s recourse indebtedness was $23.7 million.
•Tangible net worth must be greater than the sum of (i) 75.0% of the Company’s tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after June 28, 2017, which calculates to $931.7 million. As of December 31, 2022, the Company’s tangible net worth was $1.1 billion.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of December 31, 2022, the Company’s target asset leverage ratio was 68.5% and the Company’s total leverage ratio was 69.7%.
•Minimum interest coverage of no less than 1.5:1.0. As of December 31, 2022, the Company’s minimum interest coverage was 1.7:1.0.
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of its business. The Company was in compliance with all of its financial covenants as of December 31, 2022, and December 31, 2021, and intends to continue to operate in a manner which complies with all of its financial covenants.
Note 6. Convertible Senior Notes
In December 2017 and January 2018, the Company privately placed $143.8 million of convertible senior notes due 2022. The net proceeds from the offering were approximately $139.5 million after deducting underwriting discounts and expenses. The notes were unsecured, paid interest semiannually at a rate of 5.625% per annum and were convertible at the option of the holder into shares of the Company’s common stock. The notes matured and were redeemed in full on December 1, 2022. As of December 31, 2022, no 5.625% convertible senior notes remained outstanding.
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature on October 1, 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2022, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The consolidated amount outstanding due on convertible senior notes as of December 31, 2022, and December 31, 2021, was $130.9 million and $272.9 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the convertible senior notes:

	Year Ended December 31,
(in thousands)	2022	2021
Cash coupon	$15,802	$16,475
Amortization of issuance costs	1,725	1,692
Total interest expense	$17,527	$18,167
The following table details the carrying value of the convertible senior notes:
December 2022 Convertible Senior Notes

(in thousands)	December 31, 2022	December 31, 2021
Principal outstanding	$—	$143,750
Less: Unamortized issuance costs	—	(875)
Net carrying value	$—	$142,875
October 2023 Convertible Senior Notes

(in thousands)	December 31, 2022	December 31, 2021
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(682)	(1,533)
Net carrying value	$130,918	$130,067
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
In connection with this repayment, during the year ended December 31, 2022, the Company realized a charge on early extinguishment of debt of approximately $(17.1) million comprised of the prepayment penalty and a charge-off of unamortized discount including transaction costs.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The table below summarizes the net carrying amount of the senior secured term loan facilities:

(in thousands)	December 31, 2022	December 31, 2021
Principal outstanding	$—	$150,000
Less: Unamortized debt discount and issuance costs	—	(10,120)
Net carrying value	$—	$139,880
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of December 31, 2022, the Company held $1.4 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $2.0 million and $5.0 million as of December 31, 2021, and 2020, respectively. In addition, as of December 31, 2022, the Company held $5.6 million in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs, compared to $10.4 million and $62.8 million as of December 31, 2021, and 2020, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2022, 2021, and 2020, that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$133,132	$191,931	$261,419
Restricted cash	7,033	12,362	67,774
Total cash, cash equivalents and restricted cash	$140,165	$204,293	$329,193
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Recurring Fair Value
As of December 31, 2022, and December 31, 2021, the Company held no assets or liabilities measured at fair value on a recurring basis.
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
As of December 31, 2022, the Company assigned a risk rating of “5” to four of its loans held-for-investment with an aggregate outstanding principal balance of $247.3 million and an aggregate carrying value of $208.0 million during the quarterly risk rating process. Therefore, these loans had their CECL reserve recorded based on the estimation of the fair value of the loans’ underlying property collateral, less costs to sell, and are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The four loans were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate, discount rate and return on cost assumptions used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.75% to 8.50%, from 8.00% to 10.25%, and from 5.50% to 6.00%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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
•The carrying value of underlying loans in repurchase, asset-specific, secured credit and term financing facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase, asset-specific, secured credit and term financing facilities have floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2. The Company’s term financing facility was paid off in full as of December 31, 2022.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2022. The Company categorizes the fair value measurement of these assets as Level 2. The convertible senior notes issued December 2017 were redeemed in full as of December 31, 2022.
•Senior secured term loan facilities are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimated the fair value of its senior secured term loan facilities at the carrying value thereof as of December 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2. The senior secured term loan facilities were paid off in full as of December 31, 2022.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2022, and December 31, 2021:

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,267,815	$3,270,338	$3,741,308	$3,771,216
Cash and cash equivalents	$133,132	$133,132	$191,931	$191,931
Restricted cash	$7,033	$7,033	$12,362	$12,362
Liabilities
Repurchase facilities	$1,015,566	$1,015,566	$677,285	$677,285
Securitized debt obligations	$1,138,749	$1,093,351	$1,677,619	$1,681,514
Asset-specific financings	$44,913	$44,913	$43,622	$43,622
Secured credit facility	$100,000	$100,000	$—	$—
Term financing facility	$—	$—	$127,145	$127,145
Convertible senior notes	$130,918	$127,881	$272,942	$278,554
Senior secured term loan facilities	$—	$—	$139,880	$139,880
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2022:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual is required as of December 31, 2022.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of December 31, 2022, and December 31, 2021, the Company had unfunded loan commitments of $229.6 million and $403.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of December 31, 2022, the Company recognized $4.3 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 11. Preferred Stock
Temporary Equity
The Company’s 10% cumulative redeemable preferred stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, senior to the rights of holders of the Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. The holders of the 10% cumulative redeemable preferred stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the 10% cumulative redeemable preferred stock. Such dividends accrue on a daily basis and are cumulative from and including the initial issue date of the 10% cumulative redeemable preferred stock of June 28, 2017.
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
During each of the years ended December 31, 2022, and 2021, the Company declared dividends to the 10% cumulative redeemable preferred stockholder of $100,000.
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
Issuance of Series A Preferred Stock
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
During the year ended December 31, 2022, the Company declared dividends on the Series A Preferred Stock of $14.4 million.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock from December 31, 2020, through December 31, 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2022
December 20, 2022	December 30, 2022	January 17, 2023	$0.20
September 20, 2022	October 3, 2022	October 17, 2022	$0.25
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.95
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.25
September 15, 2021	October 1, 2021	October 16, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
			$1.00
2020
December 18, 2020	December 31, 2020	January 22, 2021	$0.25
December 18, 2020	December 31, 2020	January 22, 2021	$0.20
September 28, 2020	October 8, 2020	October 19, 2020	$0.20
			$0.65
Share Repurchases
On December 16, 2021, the Company announced that its board of directors had increased the Company’s share repurchase authorization to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the year ended December 31, 2022, the Company repurchased 1,539,134 shares of its common stock for an aggregate cost of $15.7 million. During the year ended December 31, 2021, the Company repurchased 1,301,612 shares of its common stock for an aggregate cost of $17.8 million. As of December 31, 2022, there remained 1,159,254 shares authorized for repurchase.
The Company has also authorized the repurchase of shares of restricted stock granted to employees and directors for tax withholding purposes. During the years ended December 31, 2022, and 2021, the Company repurchased from employees and directors 69,039 and 115,053 shares of its common stock, respectively, for an aggregate cost of $0.8 million and $1.2 million, respectively.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of December 31, 2022, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the years ended December 31, 2022, and 2021, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Warrants to Purchase Common Stock
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for details on warrants to purchase shares of the Company’s common stock.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock from December 31, 2019 through December 31, 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2022
December 20, 2022	December 30, 2022	January 17, 2023	$0.43750
September 20, 2022	October 3, 2022	October 17, 2022	$0.43750
June 16, 2022	July 1, 2022	July 15, 2022	$0.43750
March 17, 2022	April 1, 2022	April 15, 2022	$0.43750
			$1.75000
2021
December 16, 2021	December 31, 2021	January 18, 2022	0.15069
			$0.15069
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of December 31, 2022, the Company had 7,250,000 shares of common stock available for future issuance under the 2022 Plan.
With the adoption of the 2022 Plan, no new equity awards may be granted under the 2017 Plan, but previously-granted restricted stock, RSUs and PSUs remain outstanding under the 2017 Plan. As of December 31, 2022, the Company had 1,977,927 shares of common stock available for future issuance under the 2017 Plan.
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
As of December 31, 2022, there was $47.5 thousand of total unrecognized compensation cost for awards of restricted stock that will be recognized over the grants’ remaining weighted average vesting period of 0.1 years. For the year ended December 31, 2022, the Company recognized $0.7 million of compensation expense associated with these awards, compared to $2.3 million and $1.4 million for the year ended December 31, 2021, and 2020, respectively, within compensation and benefits expense on the consolidated statements of income.
As of December 31, 2022, there was $5.7 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.0 year. For the year ended December 31, 2022, the Company recognized $5.9 million of compensation expense associated with these awards, compared to $4.3 million for the year ended December 31, 2021, within compensation and benefits expense on the consolidated statements of income. The Company did not recognize any compensation expense associated with grants of RSUs in any period prior to January 1, 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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
As of December 31, 2022, there was $2.1 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 0.9 years. For the year ended December 31, 2022, the Company recognized $0.5 million of compensation expense associated with these awards, respectively, compared to $1.0 million for the year ended December 31, 2021, within compensation and benefits expenses on the consolidated statements of income. The Company did not recognize any compensation expense associated with grants of PSUs in any period prior to January 1, 2021.
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the years ended December 31, 2020, 2021, and 2022, respectively:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2019	461,371	—	—	$18.75
Granted	367,489	403,903	—	12.81
Vested	(243,713)	—	—	(18.74)
Forfeited	(15,612)	—	—	(18.68)
Outstanding at December 31, 2020	569,535	403,903	—	$14.93
Granted	—	564,415	347,896	11.43
Vested	(189,820)	(31,078)	—	(12.74)
Forfeited	(115,053)	(3,957)	—	(16.16)
Outstanding at December 31, 2021	264,662	933,283	347,896	$12.48
Granted	—	523,190	312,538	11.78
Vested	(103,038)	(218,034)	—	13.38
Forfeited	(69,039)	—	—	18.87
Outstanding at December 31, 2022	92,585	1,238,439	660,434	11.83
Below is a summary of restricted stock, RSU and PSU vesting dates as of December 31, 2022:

Vesting Year	Restricted Stock	RSUs	PSUs	Total Awards
2023	92,585	387,508	347,896	827,989
2024	—	327,625	312,538	640,163
2025	—	523,306	—	523,306
Total	92,585	1,238,439	660,434	1,991,458
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT-level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31,
	2022		2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$(8,570)	21%	$14,394	21%	$(8,368)	21%
State taxes, net of federal benefit, if applicable	14	—%	—	—%	—	—%
Permanent differences in taxable income from GAAP net income	(228)	1%	(404)	(1)%	(57)	—%
REIT income not subject to corporate income tax	8,801	(22)%	(13,798)	(20)%	9,018	(23)%
Provision for (benefit from) income taxes/ Effective Tax Rate	$17	—%	$192	—%	$593	(2)%

The Company’s permanent differences in taxable income from GAAP net (loss) income attributable to common stockholders in the years ended December 31, 2022, 2021, and 2020 were primarily due to a recurring difference in compensation expense related to restricted stock dividends.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31,
(in thousands, except share data)	2022	2021	2020
Numerator:
Net (loss) income attributable to common stockholders - basic	$(55,327)	$67,560	$(40,539)
Interest expense attributable to convertible senior notes	—	—	—
Net (loss) income attributable to common stockholders - diluted	$(55,327)	$67,560	$(40,539)
Denominator:
Weighted average common shares outstanding	52,904,606	54,282,018	54,580,046
Weighted average restricted stock shares	107,200	311,481	576,436
Basic weighted average shares outstanding	53,011,806	54,593,499	55,156,482
Effect of dilutive shares issued in an assumed conversion of the convertible senior notes	—	—	—
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	—	335,571	—
Effect of dilutive shares issued in an assumed conversion of PSUs as additional shares	—	—	—
Effect of dilutive shares issued in an assumed exercise of warrants issued in conjunction with the senior secured term loan facilities	—	—	—
Diluted weighted average shares outstanding	53,011,806	54,929,070	55,156,482
(Loss) earnings per share
Basic	$(1.04)	$1.24	$(0.73)
Diluted	$(1.04)	$1.23	$(0.73)
For the years ended December 31, 2022, 2021, and 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $17.5 million, $18.2 million and $18.1 million, respectively, of interest expense and 13,431,152, 14,065,946, and 13,717,782, respectively, of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the year ended December 31, 2021, an additional 335,571 weighted-average unvested RSUs were included in the dilutive earnings per share denominator. For the years ended December 31, 2022, and 2020, no additional weighted-average unvested RSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the years ended December 31, 2022, 2021, and 2020, no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
In conjunction with entering into the senior secured term loan credit agreement and the warrants described in Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock, the Company elected the accreted redemption value method whereby the discount created based on the fair value of the warrants relative to the fair value of the senior secured term loan facilities and the related issuance costs will be accreted over five years using the effective interest method. Such adjustments are included in amortization of deferred debt issuance costs on the Company’s consolidated statements of cash flows. For the years ended December 31, 2022, and 2021, these adjustments totaled $0.3 million and $1.1 million, respectively. Additionally, the computation of diluted earnings per share is based on the incremental shares that would be outstanding assuming the exercise of warrants issued in conjunction with entering into the senior secured term loan credit agreement, to the extent such warrants remained outstanding as of December 31, 2021 (after giving effect to the settlement of a portion of such warrants on such date). For the years ended December 31, 2021 and 2020, no additional shares attributable to the warrants were included in the computation of diluted earnings per share, as their inclusion would be antidilutive. The Company did not have any warrants outstanding as of December 31, 2022.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 16. Subsequent Events
Events subsequent to December 31, 2022, were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2022
(dollars in thousands)

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Senior Loans (1)
Multifamily/Midwest	L +	2.75%	1/2024	IO	$—	$108,878	$108,705	$—
Office/Midwest	L +	2.80%	2/2023	IO	—	93,099	93,203	93,099
Office/West	L +	3.24%	11/2022	IO	—	92,624	92,631	92,624
Mixed-Use/Northeast	L +	3.75%	1/2024	IO	—	87,864	87,535	—
Office/Southeast	L +	2.55%	11/2023	IO	—	86,521	86,293	—
Mixed-Use/Southwest	L +	4.15%	1/2023	IO	—	82,000	82,000	—
Mixed-Use/Southwest	L +	2.69%	7/2023	IO	—	81,443	81,409	—
Office/Midwest	L +	3.69%	8/2023	IO	—	79,583	79,340	—
Retail/West	S +	4.50%	11/2024	IO	—	77,250	77,250	—
Mixed-Use/Southeast	L +	3.36%	10/2023	IO	—	76,839	76,902	—
Industrial/West	L +	3.25%	2/2023	IO	—	72,284	72,214	—
Office/Southeast	S +	5.15%	2/2023	IO	—	65,805	65,836	—
Multifamily/Southwest	L +	3.00%	7/2024	IO	—	62,898	62,499	—
Office/Northeast	S +	3.50%	12/2023	IO	—	60,543	60,286	—
Office/Southwest	L +	2.90%	12/2023	IO	—	58,273	58,061	—
Hotel/Southwest	S +	5.50%	12/2023	IO	—	53,737	53,574	—
Office/Northeast	L +	3.30%	7/2023	IO	—	53,091	52,992	—
Multifamily/West	L +	3.15%	10/2024	IO	—	52,532	52,277	—
Mixed-Use/Northeast	L +	3.20%	5/2023	IO	—	52,211	52,078	—
Hotel/Midwest	L +	5.00%	10/2024	IO	—	49,958	49,889	—
Mixed-Use/Northeast	L +	3.40%	11/2024	IO	—	47,921	47,570	—
Industrial/Northeast	S +	3.25%	4/2025	IO	—	46,876	46,470	—
Office/Southeast	L +	4.32%	7/2024	IO	—	46,720	46,435	—
Hotel/Southeast	L +	3.30%	3/2023	IO	—	46,178	46,091	—
Multifamily/Southwest	L +	3.16%	9/2024	IO	—	45,448	45,152	—
Office/Northeast	L +	3.69%	7/2024	IO	—	45,361	45,086	—
Office/Southeast	L +	3.70%	11/2024	IO	—	45,067	44,787	—
Multifamily/Midwest	S +	4.35%	11/2023	IO	—	44,872	44,677	—
Multifamily/Southeast	S +	3.58%	8/2025	IO	—	43,404	42,746	—
Multifamily/Southwest	S +	3.41%	5/2025	IO	—	43,102	42,759	—
Industrial/Northeast	S +	3.05%	3/2025	IO	—	42,391	42,076	—
Multifamily/Southwest	S +	3.29%	6/2025	IO	—	41,855	41,504	—
Office/Northeast	L +	4.65%	10/2023	IO	—	40,541	40,384	—
Office/West	L +	3.30%	10/2024	IO	—	39,762	39,487	—
Mixed-Use/Northeast	L +	4.38%	1/2023	IO	—	39,371	39,311	—
Mixed-Use/West	L +	3.60%	1/2023	IO	—	36,944	36,867	—
Other/Northeast	S +	4.65%	6/2025	IO	—	36,716	36,559	—
Multifamily/Southeast	L +	3.28%	10/2023	IO	—	35,485	35,395	—
Office/Northeast	L +	3.18%	6/2023	IO	—	34,804	34,724	—
Multifamily/Midwest	L +	2.92%	1/2023	IO	—	33,424	33,394	—

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Office/Northeast	-	5.11%	3/2026	P&I	—	32,977	32,930	—
Office/Southwest	L +	5.35%	1/2023	IO	—	31,850	31,726	—
Multifamily/Southeast	L +	3.28%	7/2024	IO	—	30,118	29,888	—
Multifamily/Southwest	L +	2.90%	7/2024	IO	—	29,893	29,893	—
Multifamily/Southeast	L +	3.18%	11/2024	IO	—	29,715	29,540	—
Office/Southwest	S +	4.51%	11/2022	IO	—	29,686	29,657	29,686
Mixed-Use/Northeast	S +	5.00%	5/2023	IO	—	29,446	29,323	—
Office/Northeast	L +	2.97%	4/2023	IO	—	28,563	28,516	—
Multifamily/Southeast	S +	3.35%	4/2025	IO	—	28,334	28,127	—
Hotel/Midwest	L +	3.90%	2/2023	IO	—	27,500	27,426	—
Multifamily/Southwest	L +	2.97%	2/2023	IO	—	26,901	26,865	—
Multifamily/Southeast	L +	3.15%	8/2023	IO	—	26,319	26,090	—
Hotel/Southwest	L +	5.13%	1/2023	IO	—	26,000	25,911	—
Hotel/Midwest	S +	4.57%	7/2023	IO	—	25,942	25,788	—
Multifamily/Northeast	L +	4.10%	1/2023	IO	—	25,750	25,687	—
Multifamily/Southwest	S +	3.22%	5/2025	IO	—	25,724	25,521	—
Industrial/Southeast	L +	3.15%	11/2025	IO	—	25,650	25,469	—
Office/Northeast	L +	3.15%	2/2023	IO	—	24,829	24,812	—
Multifamily/Northeast	L +	4.00%	5/2023	IO	—	24,559	24,499	—
Office/West	L +	3.65%	2/2023	IO	—	24,299	24,230	—
Office/Southeast	S +	4.14%	4/2025	IO	—	24,075	23,692	—
Multifamily/Southwest	L +	2.66%	8/2023	IO	—	23,900	23,833	—
Office/West	L +	2.80%	3/2023	IO	—	23,631	23,587	—
Multifamily/West	L +	3.18%	10/2024	IO	—	23,299	23,139	—
Hotel/Midwest	L +	4.07%	4/2023	P&I	—	23,208	23,151	—
Multifamily/Midwest	L +	4.05%	5/2023	IO	—	22,235	22,175	—
Other/Northeast	L +	4.50%	6/2023	IO	—	21,500	21,419	—
Multifamily/Southeast	L +	3.25%	8/2024	IO	—	21,440	21,323	—
Hotel/Northeast	S +	5.15%	9/2023	IO	—	21,385	21,316	—
Office/Southeast	L +	3.42%	3/2023	IO	—	21,033	20,992	—
Other/Midwest	L +	3.86%	12/2024	IO	—	20,400	20,289	—
Hotel/Northeast	S +	4.71%	10/2023	IO	—	20,139	20,042	—
Mixed-Use/Southeast	L +	2.90%	6/2023	IO	—	19,920	19,873	—
Office/West	S +	3.90%	2/2025	IO	—	19,610	19,460	—
Multifamily/Southeast	L +	3.99%	6/2024	IO	—	19,404	19,304	—
Retail/Southeast	S +	5.31%	7/2023	IO	—	19,061	18,986	—
Multifamily/Southwest	L +	3.50%	6/2024	IO	—	17,442	17,302	—
Office/West	L +	3.20%	12/2023	IO	—	17,143	17,075	—
Office/West	L +	3.30%	1/2025	IO	—	16,700	16,570	—
Office/Midwest	L +	3.00%	8/2023	IO	—	15,804	15,740	—
Multifamily/Southwest	L +	2.93%	9/2023	IO	—	14,217	14,207	—
Multifamily/Midwest	L +	3.35%	6/2025	IO	—	14,168	14,011	—
Office/West	L +	3.65%	9/2024	IO	—	13,970	13,915	—
Office/Northeast	L +	4.77%	2/2023	IO	—	13,039	12,992	—
Multifamily/Midwest	L +	2.99%	9/2023	IO	—	11,781	11,698	—

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Office/Northeast	L +	3.96%	7/2023	IO	—	11,022	10,986	—
Office/West	L +	3.75%	2/2023	IO	—	10,489	10,469	—
Office/Northeast	L +	4.77%	2/2023	IO	—	6,610	6,614	—
Office/West	L +	2.75%	10/2023	IO	—	3,887	3,880	—
Mezzanine Loans
Hotel/West		8.00%	2/2027	P&I	40,000	13,764	13,764	—
Allowance for credit losses							(82,335)
Total loans held-for-investment					$40,000	$3,362,006	$3,267,815	$215,409
______________________________________________________________________________________________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Based on contractual maturity date as of December 31, 2022. Certain commercial mortgage loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.
(3)Principal and interest, or P&I; Interest-only, or IO. Certain commercial mortgage loans labeled as P&I are non-amortizing until a specific date when they begin amortizing P&I, as stated in the loan agreements.
(4)Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens.
(5)As of December 31, 2022, the aggregate tax basis of the Company’s loans held-for-investment was $3.3 billion.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 103 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.
Opinion on Internal Control over Financial Reporting
We have audited Granite Point Mortgage Trust Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Granite Point Mortgage Trust Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 2, 2023 expressed an unqualified opinion thereon.
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
March 2, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE AND BOARD MATTERS,” and “SECURITY OWNERSHIP AND REPORTS--Delinquent Section 16(a) Reports” (if applicable) in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information to be set forth under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION” (excluding information under the subheading “Pay Versus Performance”) and “COMPENSATION COMMITTEE REPORT” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The Company adopted the 2017 Equity Incentive Plan, or the 2017 Plan, to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel. The 2017 Plan permitted the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards.
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. Since the adoption of the 2022 Plan, no new equity awards may be granted under the 2017 Plan, but previously-granted restricted stock, RSUs and PSUs remained outstanding under the 2017 Plan as of December 31, 2022.
The following table presents certain information about the 2017 Plan and 2022 Plan as of December 31, 2022:

	December 31, 2022
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) (2)
Equity compensation plans approved by stockholders	1,893,873	$—	7,250,000
Equity compensation plans not approved by stockholders	—	—	—
Total	1,893,873	$—	7,250,000
___________________
(1)The amount set forth in this column consists of shares issuable upon settlement of RSUs and PSUs granted under the 2022 Plan or the 2017 Plan. PSUs are subject to satisfaction of the applicable performance criteria over a three-year performance period; outstanding PSUs reported in Column (a) reflect target level of performance.
(2)The amount set forth in this column reflects shares available for future issuance under the 2022 Plan. As of December 31, 2022, no further awards may be granted under the 2017 Plan, but RSU and PSU awards granted under the 2017 Plan that were outstanding as of December 31, 2022, are reflected in the first column of the table.
The information required by this item, other than the information required by Item 201(d) of Regulation S-K, is incorporated by reference to information to be set forth under the caption “SECURITY OWNERSHIP AND REPORTING” in the Company’s definitive Proxy Statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information to be set forth under the captions “CERTAIN RELATIONSHIPS AND TRANSACTIONS” and “CORPORATE GOVERNANCE AND BOARD MATTERS—Director Independence” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM--Audit and Non-Audit Fees” and “--Audit Services Pre-Approval Policy” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2023.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 64 through 70 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 98 through 100 of this Annual Report on Form 10-K.
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
2.1
Contribution Agreement, dated as of June 22, 2017, between Two Harbors Investment Corp. and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 99.1 to Two Harbors Investment Corp.’s Current Report on Form 8-K filed with the SEC on June 23, 2017).

3.1
Articles of Amendment and Restatement of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

3.2
Amended and Restated Bylaws of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

3.3
Articles Supplementary for Cumulative Redeemable Preferred Stock of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

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

4.1
Specimen Common Stock Certificate of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

4.2
Specimen 7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A, filed with the SEC on November 30, 2021).

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

4.6	Description of registrant’s securities (filed herewith).
10.1*
Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan (includes restricted stock award agreement) (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

10.2*
Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Appendix B to Granite Point Mortgage Trust Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2022).

10.3*
Form of Restricted Stock Unit Agreement for Executive Officers (December 31, 2020 – 5 year vesting) (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.4*	Form of Restricted Stock Unit Agreement for Executive Officers (Annual) (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.5*
Form of Performance Stock Unit Agreement for Executive Officers (2021-2023) (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.6*	Form of Performance Stock Unit Agreement for Executive Officers (Annual) (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.7	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.8	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.9
Form of Restricted Stock Unit Agreement for Executives under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

Exhibit Number	Exhibit Index
10.10
Form of Performance Stock Unit Agreement for Executives under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.11
Form of Restricted Stock Unit Agreement for Directors under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.12*
Form of Amended and Restated Indemnification Agreement to be entered into by and between Granite Point Mortgage Trust Inc. and certain officers and directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).

10.13
Granite Point Mortgage Trust Inc. Director Compensation Policy effective as of January 1, 2021 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.14*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and John A. (“Jack”) Taylor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.15*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Marcin Urbaszek (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.16*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Steven Plust (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.17*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Stephen Alpart (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.18*
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Peter Morral (incorporated by reference to Exhibit 10.64 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.19
Master Repurchase and Securities Contract Agreement, dated as of February 18, 2016, First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 30, 2016, and Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 21, 2017, each between Morgan Stanley Bank, N.A., and TH Commercial MS II, LLC (now known as GP Commercial MS LLC) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.20
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Morgan Stanley Bank, N.A., and TH Commercial MS II, LLC (now known as GP Commercial MS LLC) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

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

10.22
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

10.23
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

10.24
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

10.26
Ninth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 14. 2021, by and between Morgan Stanley Bank, N.A., as buyer, and GP Commercial MS LLC, as seller, and acknowledged and agreed to by Granite Point Mortgage Trust Inc., as guarantor (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2021).

Exhibit Number	Exhibit Index
10.27
Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as March 22, 2022, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.28
Eleventh Amendment to Master Repurchase and Securities Contract Agreement, dated as April 20, 2022, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.29
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC (now known as GP Commercial JPM LLC) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.30
Amendment No. 1 to Master Repurchase Agreement, dated as of June 28, 2017, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.31
Amendment No. 2 to Master Repurchase Agreement, dated as of June 28, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.32
Amendment No. 3 to Master Repurchase Agreement, dated as of August 23, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.33
Amendment No. 4 to Master Repurchase Agreement, dated as of December 13, 2019, by and between JPMorgan Chase Bank, National Association, and GP Commercial JPM LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.34
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

10.35
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

10.36
Amendment No. 7 to Master Repurchase Agreement, dated as of September 29, 2021, among JPMorgan Chase Bank, National Association, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial JPM LLC, as seller (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.37
Amendment No. 8 to Master Repurchase Agreement and Amendment No. 4 to Fee and Pricing Letter, dated as of June 28, 2022, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

10.38
Master Repurchase and Securities Contract Agreement, dated as of May 2, 2017, between TH Commercial GS LLC (now known as GP Commercial GS LLC) and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.39
First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.40
Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 16, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2017).

10.41
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 9, 2018, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.42
Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 16, 2019, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2019).

Exhibit Number	Exhibit Index
10.43
Fifth Amendment to Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of May 1, 2020, by and between GP Commercial GS LLC and Goldman Sachs Bank USA, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

10.44
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

10.45
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

10.46
Fifth Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of February 28, 2022, among Citibank, N.A., GP Commercial CB LLC and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2022).

10.47
Amended and Restated Master Repurchase Agreement, dated as May 25, 2022, by and between GP Commercial CB LLC, GP Commercial CB SL Sub LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.48+
First Amendment to Amended and Restated Master Repurchase Agreement and Other Transaction Documents, dated as of September 30, 2022, by and between GP Commercial CB LLC and Citibank, N.A., and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2022).

10.49
Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of May 9, 2018, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.50
Amendment Number One to the Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of June 28, 2019, by and between Wells Fargo Bank, National Association, and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.51
Amendment Number Two to Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of September 25, 2020, among Wells Fargo Bank, National Association, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial WF LLC, as seller (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.52
Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of June 25, 2021, by and between Wells Fargo Bank, National Association, as buyer, and GP Commercial WF LLC, as seller (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).

10.53
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

10.54
Guaranty, dated June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.55
First Amendment to Guaranty, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.56
Third Amendment to Guaranty, dated as of March 22, 2022, by and between Granite Point Mortgage Trust Inc. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.57
Amended and Restated Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.58
First Amendment to Amended and Restated Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.59
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

Exhibit Number	Exhibit Index
10.60
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.61
First Amendment to Guaranty, dated as of March 22, 2022, by and between Goldman Sachs Bank USA and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.62
Third Amendment to Guarantee Agreement, dated as of March 22, 2022, by and between Granite Point Mortgage Trust Inc. and Goldman Sachs Bank USA. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.63
Amended and Restated Guaranty, dated as May 25, 2022, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.64
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.65
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.66
Third Amendment to Guarantee Agreement, dated as of March 23, 2022, by and between Granite Point Mortgage Trust Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.67
Indenture, dated as of February 28, 2019, by and among GPMT 2019-FL2, Ltd., GPMT 2019-FL2 LLC, GPMT Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.68
Preferred Share Paying Agency Agreement, dated as of February 28, 2019, among GPMT 2019-FL2, Ltd., Wells Fargo Bank, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.69
Collateral Interest Purchase Agreement, dated as of February 28, 2019, among GPMT Seller LLC, GPMT 2019-FL2, Ltd., and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.70
Collateral Management Agreement, dated as of February 28, 2019, between GPMT 2019-FL2, Ltd., and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.71
Servicing Agreement, dated as of February 28, 2019, by and among, GPMT 2019-FL2, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC and Trimont Real Estate Advisors, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.72
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

10.73
Guaranty, dated as of February 4, 2021, by Granite Point Mortgage Trust Inc., as guarantor, for the benefit of Goldman Sachs Bank USA, as Class A Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

10.74
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

10.76
Collateral Interest Purchase Agreement, dated as of May 14, 2021, among GPMT Seller LLC, GPMT 2021-FL3, Ltd., Granite Point Mortgage Trust Inc. and, solely as to section 4(k) thereof, GPMT CLO REIT LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.77
Servicing Agreement, dated as of May 14, 2021, by and among GPMT 2021-FL3, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC, Trimont Real Estate Advisors, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

Exhibit Number	Exhibit Index
10.78
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

10.80
Collateral Interest Purchase Agreement, dated as of November 16, 2021, among GPMT Seller LLC, GPMT 2021-FL4, Ltd., Granite Point Mortgage Trust Inc. and, solely as to section 4(k) thereof, GPMT CLO REIT LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.81
Collateral Management Agreement, dated as of November 16, 2021, between GPMT 2021-FL4, Ltd. and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.82
Servicing Agreement, dated as of November 16, 2021, by and among GPMT 2021-FL4, Ltd., GPMT Collateral Manager LLC, Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC and Trimont Real Estate Advisors, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

21.1	Subsidiaries of registrant. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).
101	Financial statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101. (filed herewith)
____________________
*    Management contract or compensatory plan, contract or arrangement
+     Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	March 2, 2023	By:	/s/ John A. Taylor
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

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2023
John A. Taylor

/s/ Marcin Urbaszek	Chief Financial Officer (principal accounting and financial officer)	March 2, 2023
Marcin Urbaszek

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 2, 2023
Stephen G. Kasnet

/s/ Tanuja M. Dehne	Director	March 2, 2023
Tanuja M. Dehne

/s/ Sheila McGrath	Director	March 2, 2023
Sheila McGrath

/s/ W. Reid Sanders	Director	March 2, 2023
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	March 2, 2023
Hope B. Woodhouse