Form 10-Q
period 2023-03-31
Granite Point Mortgage Trust Inc.
filed 2023-05-09
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 4, 2023, there were 51,526,039 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2022, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
Important factors that may affect our actual results include, among others:
•the general political, economic and competitive conditions in the markets in which we invest, including with respect to the lagging effects of and ongoing impacts of the pandemic on various subsectors of the real estate market, and their impact on our loan portfolio, financial condition and business operations;
•accelerating inflationary trends, spurred by multiple factors including high commodity prices, a tight labor market, and low residential vacancy rates, may result further in interest rate increases and lead to increased market volatility;
•higher interest rates imposed by the Federal Reserve may lead to a decrease in prepayment timing and an increase in the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments;
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
•threats to information security, including by way of cyber-attacks;
•availability of qualified personnel;
•operational failures by third parties on whom we rely in the conduct of our business;
ii

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Loans held-for-investment	$3,310,830	$3,350,150
Allowance for credit losses	(128,451)	(82,335)
Loans held-for-investment, net	3,182,379	3,267,815
Cash and cash equivalents	223,432	133,132
Restricted cash	3,344	7,033
Accrued interest receivable	13,869	13,413
Other assets	52,317	32,708
Total Assets (1)	$3,475,341	$3,454,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$1,191,571	$1,015,566
Securitized debt obligations	1,039,407	1,138,749
Asset-specific financings	45,823	44,913
Secured credit facility	100,000	100,000
Convertible senior notes	131,131	130,918
Dividends payable	14,307	14,318
Other liabilities	20,644	24,967
Total Liabilities (1)	2,542,883	2,469,431
Commitments and Contingencies (see Note 10)
10.00% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized, and 1,000 shares issued and outstanding ($1,000,000 liquidation preference)	1,000	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 51,526,039 and 52,350,989 shares issued and outstanding, respectively	515	524
Additional paid-in capital	1,198,272	1,202,315
Cumulative earnings	96,864	130,693
Cumulative distributions to stockholders	(364,400)	(350,069)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	931,333	983,545
Non-controlling interests	125	125
Total Equity	$931,458	$983,670
Total Liabilities and Stockholders’ Equity	$3,475,341	$3,454,101
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At March 31, 2023, and December 31, 2022, assets of the VIEs totaled $1,280,560 and $1,551,936, respectively, and liabilities of the VIEs totaled $1,041,473 and $1,141,028, respectively. See Note 4 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans held-for-investment	$65,291	$47,298
Cash and cash equivalents	1,428	23
Total interest income	66,719	47,321
Interest expense:
Repurchase facilities	19,772	5,008
Secured credit facility	2,929	—
Securitized debt obligations	18,051	9,732
Convertible senior notes	2,311	4,546
Term financing facility	—	1,373
Asset-specific financings	743	282
Senior secured term loan facilities	—	2,868
Total interest expense	43,806	23,809
Net interest income	22,913	23,512
Other (loss) income:
Provision for credit losses	(46,410)	(3,688)
Gain (loss) on extinguishment of debt	238	(5,791)
Fee income	—	493
Total other (loss) income	(46,172)	(8,986)
Expenses:
Compensation and benefits	5,912	5,816
Servicing expenses	1,378	1,461
Other operating expenses	3,271	2,614
Total expenses	10,561	9,891
(Loss) income before income taxes	(33,820)	4,635
Provision for (benefit from) income taxes	9	(1)
Net (loss) income	(33,829)	4,636
Dividends on preferred stock	3,625	3,625
Net (loss) income attributable to common stockholders	$(37,454)	$1,011
Basic (loss) earnings per weighted average common share	$(0.72)	$0.02
Diluted (loss) earnings per weighted average common share	$(0.72)	$0.02
Weighted average number of shares of common stock outstanding:
Basic	52,308,380	53,857,051
Diluted	52,308,380	53,961,497

Net (loss) income attributable to common stockholders	$(37,454)	$1,011
Comprehensive (loss) income	$(37,454)	$1,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	171,518	(284,285)	1,013,058	125	1,013,183
Net income	—	—	—	—	—	4,636	—	4,636	—	4,636
Issuance of preferred stock, net of offering costs	—		3,633,000	36	87,485	—	—	87,521	—	87,521
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(798)	—	—	(798)	—	(798)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,770)	(13,770)	—	(13,770)
Non-cash equity award compensation	135,151	1	—	—	2,170	—	—	2,171	—	2,171
Balance, March 31, 2022	53,855,577	539	8,229,500	82	1,213,274	176,154	(301,680)	1,088,369	125	1,088,494

Balance, December 31, 2022	52,350,989	524	8,229,500	82	1,202,315	130,693	(350,069)	983,545	125	983,670
Net (loss) income	—	—	—	—	—	(33,829)	—	(33,829)	—	(33,829)
Repurchase of common stock	(1,001,338)	(10)	—	—	(5,108)	—	—	(5,118)	—	(5,118)
Restricted stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(652)	—	—	(652)	—	(652)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,706)	(10,706)	—	(10,706)
Non-cash equity award compensation	213,304	2	—	—	1,953	—	—	1,955	—	1,955
Balance, March 31, 2023	51,526,039	515	8,229,500	82	1,198,272	96,864	(364,400)	931,333	125	931,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net (loss) income	$(33,829)	$4,636
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(3,425)	(4,531)
Amortization of deferred debt issuance costs	2,155	3,839
Provision for credit losses	46,410	3,688
(Gain) loss on extinguishment of debt	(274)	3,291
Amortization of equity-based compensation	1,955	2,171
Proceeds received from deferred interest capitalized on loans held-for-investment	—	284
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(456)	(426)
Decrease (increase) in other assets	2,276	542
Increase (decrease) in other liabilities	(4,348)	(265)
Net cash provided by operating activities	10,464	13,229
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(16,706)	(170,091)
Proceeds from loan sales	—	43,714
Proceeds from repayment of loans held-for-investment	59,450	118,098
Increase in other assets, due from servicer on repayments of loans held-for-investment	(23,236)	(570)
Net cash provided by (used in) investing activities	19,508	(8,849)
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	370,419	108,429
Principal payments on repurchase facilities	(194,414)	(37,159)
Principal payments on securitized debt obligations	(99,300)	(47,267)
Repayment of senior secured term loan facilities	—	(50,000)
Proceeds from asset-specific financings	911	—
Payment of debt issuance costs	(627)	(35)
Proceeds from issuance of preferred stock, net of offering costs	—	87,521
Tax withholding on restricted stock and RSUs	(889)	(1,622)
Repurchase of common stock	(5,118)	—
Dividends paid on preferred stock	(3,625)	(718)
Dividends paid on common stock	(10,718)	(13,688)
Net cash provided by (used in) financing activities	56,639	45,461
Net increase (decrease) in cash, cash equivalents and restricted cash	86,611	49,841
Cash, cash equivalents, and restricted cash at beginning of period	140,165	204,293
Cash, cash equivalents, and restricted cash at end of period	$226,776	$254,134
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$44,689	$19,347
Cash paid for taxes	$5	$291
Noncash Activities:
Dividends declared but not paid at end of period	$14,307	$17,395
Deferred financing costs, not yet paid	$30	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset-specific financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT”. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act of 1940, or the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2023, and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2023, should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three months ended March 31, 2023.
Recently Issued and/or Adopted Accounting Standards
Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The new guidance is based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. As it relates to ASC 326-20, the Company is now allowed to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, and by year of origination in the vintage disclosures. On January 1, 2023, the Company adopted ASU 2022-02 on a prospective basis and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference the London Interbank Offered Rate, or LIBOR, or other reference rates expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective for all entities and may be adopted retrospectively as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The Company has loan agreements and debt agreements that incorporate LIBOR as a referenced interest rate. It is difficult to predict the ultimate impacts of the phase-out of LIBOR and the use of alternative benchmarks, such as the Secured Overnight Financing Rate, or SOFR (a new index calculated by short-term repurchase agreements, backed by Treasury securities), on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through March 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2023, and December 31, 2022:

	March 31, 2023
(dollars in thousands)	Senior Loans (1)	B-Notes	Total
Unpaid principal balance	$3,307,063	$13,698	$3,320,761
Unamortized (discount) premium	(35)	—	(35)
Unamortized net deferred origination fees	(9,896)	—	(9,896)
Allowance for credit losses	(127,932)	(519)	(128,451)
Carrying value	$3,169,200	$13,179	$3,182,379
Unfunded commitments	$204,511	$—	$204,511
Number of loans	87	1	88
Weighted average coupon	7.7%	8.0%	7.7%
Weighted average years to maturity (2)	0.9	3.8	0.9

	December 31, 2022
(dollars in thousands)	Senior Loans (1)	B-Notes	Total
Unpaid principal balance	$3,348,242	$13,764	$3,362,006
Unamortized (discount) premium	(48)	—	(48)
Unamortized net deferred origination fees	(11,808)	—	(11,808)
Allowance for credit losses	(81,768)	(567)	(82,335)
Carrying value	$3,254,618	$13,197	$3,267,815
Unfunded commitments	$229,607	$—	$229,607
Number of loans	89	1	90
Weighted average coupon	6.3%	8.0%	6.3%
Weighted average years to maturity (2)	1.0	4.1	1.0
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

(dollars in thousands)	March 31, 2023		December 31, 2022
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,290,627	40.6%	$1,348,205	41.3%
Multifamily	1,010,054	31.7%	1,008,177	30.9%
Hotel	309,306	9.7%	337,264	10.3%
Retail	301,009	9.5%	303,266	9.3%
Industrial	185,387	5.8%	185,337	5.6%
Other	85,996	2.7%	85,566	2.6%
Total	$3,182,379	100.0%	$3,267,815	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	March 31, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$806,427	25.4%	$834,985	25.5%
Southwest	671,149	21.1%	675,288	20.7%
West	484,697	15.2%	519,244	15.9%
Midwest	528,272	16.6%	546,030	16.7%
Southeast	691,834	21.7%	692,268	21.2%
Total	$3,182,379	100.0%	$3,267,815	100.0%
At March 31, 2023, and December 31, 2022, loans held-for-investment with a carrying value, net of allowance for credit losses, of $3.2 billion and $3.2 billion, respectively, collateralized the Company’s secured financing agreements and CRE CLOs. See Note 4 - Variable Interest Entities and Securitized Debt Obligations and Note 5 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$3,267,815	3,741,308
Originations, additional fundings, upsizing of loans and capitalized deferred interest	18,205	172,865
Repayments	(59,450)	(118,383)
Loan sales	—	(43,714)
Net discount accretion (premium amortization)	13	9
Increase in net deferred origination fees	(619)	(2,240)
Amortization of net deferred origination fees	2,531	3,989
(Provision for) benefit from credit losses	(46,116)	(3,364)
Balance at end of period	$3,182,379	$3,750,470
Allowance for Credit Losses
To estimate and recognize an allowance for credit losses on loans held-for-investment and the related unfunded commitments, the Company continues to use a third-party licensed probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, unemployment rates, interest rates, values of real estate properties and other factors, including the lagging effects of the pandemic, geopolitical and banking system instability, the Federal Reserve monetary policy impacts on the overall U.S. economy, and commercial real estate markets generally. Significant inputs to the Company’s estimate of the allowance for credit losses include loan-specific factors such as debt-service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. Additionally, there are a number of significant assumptions and qualitative factors included when determining the Company’s estimates, including, but not limited to, macroeconomic conditions and general portfolio trends. As part of the quarterly review of the portfolio, the Company assesses the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing the current expected credit loss, or CECL, reserve. In certain instances, for loans with unique risk and credit characteristics, the Company may instead elect to employ different methods to estimate an allowance for credit losses.
As of March 31, 2023, the Company recognized an allowance for credit losses related to its loans held-for-investment of $128.5 million, which reflects a provision for credit losses of $46.1 million for the three months ended March 31, 2023. The increase in the Company’s allowance for credit losses was impacted by an increasingly uncertain macroeconomic outlook which includes weakening in credit fundamentals, global market volatility, reduced liquidity in the capital markets especially for certain property types such as office assets located in underperforming markets, and inflationary expectations resulting in meaningfully higher interest rates, and uncertainty with respect to the geopolitical environment. The increase in the Company’s CECL reserve was primarily driven by recording an increase in the allowance for collateral-dependent loans during the three months ended March 31, 2023, that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans have been affected by the above factors, resulting in slowing of business plan execution and reduced market liquidity impacting the borrowers’ ability to either sell or refinance their properties.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As of March 31, 2023, the Company had five collateral-dependent loans with an aggregate principal balance of $274.8 million, for which the Company recorded an allowance for credit losses of $67.5 million. Four collateral-dependent loans were first mortgage loans secured by office properties and one first mortgage loan secured by a hotel property, each of which were individually assessed in accordance with ASU 2016-13 during the three months ended March 31, 2023. See Note 9 - Fair Value, for further detail. The remaining increase in the Company’s allowance for credit losses was mainly related to implementing in its analysis more conservative macroeconomic forecasts including more emphasis on recessionary scenarios driven by the factors discussed above.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2023, the Company recognized $4.5 million in other liabilities related to the allowance for credit losses on unfunded commitments and recorded a provision for credit losses of $0.3 million for the three months ended March 31, 2023. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net (loss) income on the Company’s condensed consolidated statements of comprehensive income.
The following table presents the changes for the three months ended March 31, 2023, and 2022 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$82,335	$40,897
Provision for (benefit from) credit losses	46,116	3,364
Write-off	—	(10,107)
Balance at end of period	$128,451	$34,154
During the three months ended March 31, 2023, one first mortgage loan with a principal balance of $27.5 million collateralized by a hotel property was downgraded to a risk rating of “5” as a result of the collateral property’s operating performance being adversely affected by the lagging travel trends impacting the local hotel occupancy rates, capital markets volatility and other factors (see “Loan Risk Ratings” below). The Company held this loan on nonaccrual status as of March 31, 2023.
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. As of March 31, 2023, the Company has five senior loans with a total unpaid principal balance of $274.8 million and carrying value of $207.2 million that are held on nonaccrual status. No other loans were considered past due, and no other loans were held on nonaccrual status as of March 31, 2023.
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Nonaccrual loan carrying value at beginning of period	$207,958	$145,370
Addition of nonaccrual loan carrying value	$23,270	$11
Reduction of nonaccrual loan carrying value	$(23,994)	$(45,854)
Nonaccrual loan carrying value at end of period	$207,234	$99,527

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
During the three months ended March 31, 2023, the $23.3 million addition of nonaccrual loan carrying value represents the addition of one nonaccrual first mortgage loan collateralized by a hotel property, as discussed above, and the $24.0 million reduction of nonaccrual loan carrying value represents the increase in provision for credit losses on loans previously held on nonaccrual status. During the three months ended March 31, 2022, the $45.9 million removal of nonaccrual loan carrying value was related to the resolution of one first mortgage collateralized by an office property.
The following tables summarize the aging analysis of accrued interest past due on the carrying value of the Company’s loans held-for-investment as of March 31, 2023, and December 31, 2022:

(in thousands)	Days Outstanding as of March 31, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans held-for-investment:
Senior loans	$2,961,966	$23,270	$—	$183,964	$207,234	$3,169,200	$—
Subordinated loans	13,179	—	—	—	—	13,179	—
Total	$2,975,145	$23,270	$—	$183,964	$207,234	$3,182,379	$—

(in thousands)	Days Outstanding as of December 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans held-for-investment:
Senior loans	$3,072,536	$—	$—	$182,082	$182,082	$3,254,618	$—
Subordinated loans	13,197	—	—	—	—	13,197	—
Total	$3,085,733	$—	$—	$182,082	$182,082	$3,267,815	$—
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. For the three months ended March 31, 2023, none of the Company’s loan modifications resulted in a significant modification.

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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of March 31, 2023, and December 31, 2022:

(dollars in thousands)	March 31, 2023			December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	7	$257,477	$252,307	8	$291,236	$287,527
2	48	1,706,949	1,676,839	52	1,857,744	1,824,564
3	24	839,453	818,533	21	697,532	689,196
4	4	242,124	227,466	5	268,236	258,570
5	5	274,758	207,234	4	247,258	207,958
Total	88	$3,320,761	$3,182,379	90	$3,362,006	$3,267,815
As of March 31, 2023, the weighted average risk rating of the Company’s portfolio was 2.6, versus 2.5 as of December 31, 2022, weighted by unpaid principal balance. The portfolio risk rating was largely unchanged versus December 31, 2022, as changes in portfolio mix from the two payoffs and paydowns mostly offset select loan rating downgrades as of March 31, 2023.
The following table presents the carrying value of loans held-for-investment as of March 31, 2023, and December 31, 2022, by risk rating and year of origination:

	March 31, 2023
(dollars in thousands)	Origination Year
Risk Rating	2023	2022	2021	2020	2019	2018	Prior	Total
1	$—	$—	$—	$42,936	$187,198	$22,173	$—	$252,307
2	$—	$423,939	$471,196	$93,523	$435,250	$167,193	$85,738	$1,676,839
3	$—	$—	$142,301	$16,955	$287,158	$156,869	$215,250	$818,533
4	$—	$—	$—	$—	$—	$110,149	$117,317	$227,466
5	$—	$—	$—	$—	$137,112	$23,270	$46,852	$207,234
Total	$—	$423,939	$613,497	$153,414	$1,046,718	$479,654	$465,157	$3,182,379

Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2022
(dollars in thousands)	Origination Year
Risk Rating	2022	2021	2020	2019	2018	2017	Prior	Total
1	—	—	44,141	186,506	56,880	—	—	$287,527
2	419,617	512,526	95,560	516,723	193,900	13,196	73,042	$1,824,564
3	—	95,061	20,154	234,019	99,311	152,093	88,558	$689,196
4	—	—	—	—	135,782	43,381	79,407	$258,570
5	—	—	—	157,111	—	50,847	—	$207,958
Total	$419,617	$607,587	$159,855	$1,094,359	$485,873	$259,517	$241,007	$3,267,815

Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Loans held-for-investment	$1,292,276	$1,557,731
Allowance for credit losses	(23,778)	(21,865)
Loans held-for-investment, net	1,268,498	1,535,866
Restricted cash	2,443	5,674
Other assets	9,619	10,396
Total Assets	$1,280,560	$1,551,936
Securitized debt obligations	$1,039,407	$1,138,749
Other liabilities	2,066	2,279
Total Liabilities	$1,041,473	$1,141,028
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
On March 16, 2023, the Company redeemed the GPMT 2019-FL2 CRE CLO, which at its redemption had $98.1 million of investment-grade bonds outstanding. The 11 loans or participation interests therein, with an aggregate principal balance of $269.3 million held by the trust, were refinanced in part by one of the Company’s existing secured financing facilities, which was upsized in connection therewith. As a result of the redemption, the Company realized a gain on early extinguishment of debt of approximately $0.3 million.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the Company’s CRE CLO securitized debt obligations:

(dollars in thousands)	March 31, 2023			December 31, 2022
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,409	$608,049	L+/S+3.7%	$621,409	$607,354	L+/S+3.7%
Financing provided	502,564	499,531	L+1.7%	502,564	499,249	L+1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	677,715	662,892	L+/S+3.9%	677,715	669,279	L+/S+3.9%
Financing provided	539,876	539,876	L+1.7%	539,876	539,892	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets (4)	—	—	—	270,498	264,907	L+ 4.2%
Financing provided	—	—	—	99,300	99,608	L+ 2.7%
Total
Collateral assets	$1,299,124	$1,270,941	L+/S+3.8%	$1,569,622	$1,541,540	L+/S+ 3.9%
Financing provided	$1,042,440	$1,039,407	L+1.7%	$1,141,740	$1,138,749	L+ 1.8%
____________________
(1)Calculations of all-in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculation of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs.
(2)No restricted cash is included as of March 31, 2023, or December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(3)Includes $2.4 million and $5.6 million of restricted cash as of March 31, 2023, and December 31, 2022, respectively. Yield on collateral assets is exclusive of restricted cash.
(4)During the three months ended March 31, 2023, the Company redeemed the GPMT 2019-FL2 CRE CLO. No restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.

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
The Company’s asset-specific financing and secured credit facilities are also collateralized by loans held-for-investment. Neither facility contains mark-to-market provisions and the asset-specific financing facility is generally term-matched to the underlying assets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of March 31, 2023, and December 31, 2022:

	March 31, 2023
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity (2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank (3)	June 28, 2023	$451,720	$148,280	$600,000	$609,241	7.4%
Goldman Sachs Bank USA (4)	July 13, 2023	67,749	182,251	250,000	93,119	7.1%
JPMorgan Chase Bank	June 28, 2024	409,291	15,709	425,000	623,231	7.7%
Citibank	May 25, 2025	256,021	243,979	500,000	343,227	6.7%
Centennial Bank (5)	August 29, 2024	6,790	143,210	150,000	23,971	9.8%
Total/Weighted Average		$1,191,571	$733,429	$1,925,000	$1,692,789
Asset-specific financings	Term Matched	$45,823	$104,177	$150,000	$57,950	6.6%
Secured credit facility	December 21, 2025	$100,000	—	$100,000	$137,112	11.3%

	December 31, 2022
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity (2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2023	$494,250	$105,750	$600,000	$701,469	7.0%
Goldman Sachs Bank USA (4)	July 13, 2023	66,914	183,086	250,000	93,651	6.5%
JPMorgan Chase Bank	June 28, 2024	132,438	217,562	350,000	211,841	6.7%
Citibank	May 25, 2025	204,593	295,407	500,000	266,179	6.1%
Wells Fargo Bank (6)	June 28, 2023	71,091	—	71,091	111,154	6.3%
Centennial Bank (5)	August 29, 2024	46,280	$103,720	$150,000	101,844	9.3%
Total/Weighted Average		$1,015,566	$905,525	$1,921,091	$1,486,138
Asset-specific financings	Term Matched	$44,913	$105,087	$150,000	$57,629	6.0%
Secured credit facility	December 21, 2025	$100,000	$—	$100,000	$157,112	10.8%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of March 31, 2023, and December 31, 2022.
(3)Subsequent to March 31, 2023, the Company entered into a modification of the facility to extend the maturity date to June 28, 2024, and adjust the total capacity to $475 million.
(4)As of March 31, 2023, and December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(5)As of March 31, 2023, and December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
(6)During the three months ended March 31, 2023, the facility was terminated.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At March 31, 2023, and December 31, 2022, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	March 31, 2023
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Secured Credit Facility	Total Amount Outstanding
2023	$519,469	$45,823	$—	$565,292
2024	416,081	—	—	416,081
2025	256,021	—	100,000	356,021
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	—	—	—
Total	$1,191,571	$45,823	$100,000	$1,337,394

	December 31, 2022
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Secured Credit Facility	Total Amount Outstanding
2023	$632,255	$44,913	$—	$677,168
2024	178,718	—	—	178,718
2025	204,593	—	100,000	304,593
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	—	—	—
Total	$1,015,566	$44,913	$100,000	$1,160,479
__________________
(1)Maturity date is term matched to the corresponding loans.
(2)Amount outstanding includes unamortized debt issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at March 31, 2023, and December 31, 2022:

	March 31, 2023				December 31, 2022
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$451,720	$167,156	18%	0.24	$494,250	$213,855	22%	0.49
JPMorgan Chase Bank	409,291	225,158	24%	1.25	132,438	81,850	8%	1.49
Goldman Sachs Bank USA	67,749	27,030	3%	0.29	66,914	27,594	3%	0.53
Citibank	256,021	89,425	10%	2.16	204,593	63,924	6%	2.40
Wells Fargo Bank	—	—	—%	0.00	71,091	42,447	4%	0.49
Centennial Bank	6,790	17,165	2%	1.42	46,280	55,712	6%	1.66
Total	$1,191,571	$525,934			$1,015,566	$485,382
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2023:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2023, the Company’s unrestricted cash was $223.4 million, while 5.0% of the Company’s recourse indebtedness was $23.0 million.
•Tangible net worth must be greater than the sum of (i) 75.0% of the Company’s tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after June 28, 2017, which calculates to $931.7 million. As of March 31, 2023, the Company’s tangible net worth was $1.1 billion.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of March 31, 2023, the Company’s target asset leverage ratio was 71.7% and the Company’s total leverage ratio was 70.5%.
•Minimum interest coverage of no less than 1.5:1.0. As of March 31, 2023, the Company’s minimum interest coverage was 1.6:1.0.
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of its business. The Company was in compliance with all of its financial covenants as of March 31, 2023, and December 31, 2022, and intends to continue to operate in a manner which complies with all of its financial covenants.
Note 6. Convertible Senior Notes
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due October 1, 2023. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature on October 1, 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2023, the notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
The consolidated amount outstanding due on convertible senior notes as of March 31, 2023, and December 31, 2022, was $131.1 million and $130.9 million, respectively, net of deferred issuance costs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the interest expense related to the convertible senior notes:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash coupon	$2,097	$4,119
Amortization of issuance costs	214	427
Total interest expense	$2,311	$4,546
The following table details the carrying value of the convertible senior notes:

(in thousands)	March 31, 2023	December 31, 2022
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(469)	(682)
Net carrying value	$131,131	$130,918
Note 7. Senior Secured Term Loan Facilities
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
During the three months ended March 31, 2022, the Company prepaid $50.0 million of borrowings under the senior secured term loan facilities, resulting in a total payment of approximately $53.0 million, inclusive of the principal amount, prepayment penalty and accrued interest. As a result of this repayment, the Company realized a charge on early extinguishment of debt of approximately $(5.8) million, or $(0.11) per basic share, comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs. There was no realized charge on early extinguishment of debt during the three months ended March 31, 2023.
The following table details the interest expense related to the Senior Secured Term Loan as of the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash coupon	$—	$2,451
Amortization of issuance costs	—	417
Total interest expense	$—	$2,868
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of March 31, 2023, the Company held $0.9 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $1.4 million as of December 31, 2022. In addition, as of March 31, 2023, the Company held $2.4 million in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs, compared to $5.6 million as of December 31, 2022.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$223,432	$133,132
Restricted cash	3,344	7,033
Total cash, cash equivalents and restricted cash	$226,776	$140,165
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Recurring Fair Value
As of March 31, 2023, and December 31, 2022, the Company held no assets or liabilities measured at fair value on a recurring basis.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from establishing allowances for collateral-dependent assets under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. For collateral-dependent loans that are identified as impaired, the Company measures allowance for credit losses by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the respective loan. To estimate the fair value of the underlying collateral, the Company may (i) use certain valuation techniques which, among others, may include a discounted cash flow method of valuation, or (ii) by obtaining a third-party independent assessment of value such as an appraisal or other opinion of value. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
As of March 31, 2023, the Company assigned a risk rating of “5” to five of its loans held-for-investment with an aggregate outstanding principal balance of $274.8 million and an aggregate carrying value of $207.2 million during the quarterly risk rating process. Therefore, these loans had their CECL reserve recorded based on the estimation of the fair value of the loans’ underlying property collateral, less costs to sell, and are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The loans were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate, discount rate and return on cost assumptions used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.75% to 9.50%, from 8.00% to 11.00%, and from 5.50% to 6.25%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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
•The carrying value of underlying loans in repurchase, asset-specific, and secured credit facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase, asset-specific, and secured credit facilities have floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2023. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$3,182,379	$3,203,001	$3,267,815	$3,270,338
Cash and cash equivalents	$223,432	$223,432	$133,132	$133,132
Restricted cash	$3,344	$3,344	$7,033	$7,033
Liabilities
Repurchase facilities	$1,191,571	$1,191,571	$1,015,566	$1,015,566
Securitized debt obligations	$1,039,407	$988,403	$1,138,749	$1,093,351
Asset-specific financings	$45,823	$45,823	$44,913	$44,913
Secured credit facility	$100,000	$100,000	$100,000	$100,000
Convertible senior notes	$131,131	$124,680	$130,918	$127,881
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2023:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of March 31, 2023.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of March 31, 2023, and December 31, 2022, the Company had unfunded loan commitments of $204.5 million and $229.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of March 31, 2023, the Company recognized $4.5 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
During each of the three months ended March 31, 2023, and 2022, the Company declared dividends to the 10% cumulative redeemable preferred stockholder of $25,000.
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
During the three months ended March 31, 2023, the Company declared dividends on the Series A Preferred Stock of $3.6 million.
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three months ended March 31, 2023, and 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.20

2022
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.25

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Share Repurchases
On December 16, 2021, the Company announced that its board of directors had increased the Company’s share repurchase authorization to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended March 31, 2023, the Company repurchased 1,001,338 shares of its common stock for an aggregate cost of $5.1 million. No shares were repurchased during the three months ended March 31, 2022. As of March 31, 2023, there remained 157,916 shares authorized for repurchase.
The Company has also authorized the repurchase of shares of restricted stock granted to employees for tax withholding purposes. During the three months ended March 31, 2023, and 2022, the Company repurchased from employees 36,916 and 69,039 shares of its common stock, respectively, for an aggregate cost of $0.2 million and $0.8 million, respectively.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of March 31, 2023, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three months ended March 31, 2023, or 2022.
Warrants to Purchase Common Stock
See Note 7 - Senior Secured Term Loan Facilities and Warrants to Purchase Shares of Common Stock for details on warrants to purchase shares of the Company’s common stock.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three months ended March 31, 2023, and 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
March 16, 2023	April 3, 2023	April 17, 2023	$0.43750
			$0.43750
2022
March 17, 2022	April 1, 2022	April 15, 2022	0.43750
			$0.43750
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of March 31, 2023, the Company had 7,250,000 shares of common stock available for future issuance under the 2022 Plan.
With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously-granted RSUs and PSUs remain outstanding under the 2017 Plan. As of March 31, 2023, the Company had 1,650,317 shares of common stock available for future issuance under the 2017 Plan.
The Company accounts for equity-based awards under ASC 718 - Compensation - Stock Compensation, which requires the Company to expense the cost of services received in exchange for equity-based awards based on the grant-date fair value of the awards. This expense is recognized ratably over the requisite service period following the date of grant. The fair value of awards of the Company’s RSUs is typically equivalent to the closing stock price on the grant date. The unrecognized compensation cost relating to such awards is recognized as an expense over the awards’ remaining vesting periods.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, the Company recognized the remaining $47.5 thousand of compensation expense associated with awards of restricted stock, compared to $0.2 million for the three months ended March 31, 2022, within compensation and benefits expense on the condensed consolidated statements of income. As of March 31, 2023, all awards of restricted stock had vested.
As of March 31, 2023, there was $9.8 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.0 year. For the three months ended March 31, 2023, the Company recognized $1.5 million of compensation expense associated with these awards, compared to $1.3 million for the three months ended March 31, 2022, within compensation and benefits expense on the condensed consolidated statements of income.
Awards of PSUs have a three-year cliff vesting with the number of performance-based stock units vesting at the end of the three-year period based upon the Company’s performance with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units granted in early 2021 and 2022 may vest at the end of their respective performance periods based (i) 50% against the predetermined internal Company performance goal for “core” return on average equity, or ROAE and (ii) 50% against the Company’s performance ranking for “core” ROAE among a group of commercial mortgage REIT peer companies. Between 0% and 200% of the target number of units granted in March 2023 may vest at the end of the performance period based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
As of March 31, 2023, there was $5.4 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.2 years. For the three months ended March 31, 2023, the Company recognized $0.4 million of compensation expense associated with these awards, respectively, compared to $0.7 million for the three months ended March 31, 2022, within compensation and benefits expenses on the condensed consolidated statements of income.
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the three months ended March 31, 2023:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2022	92,585	1,238,439	660,434	11.83
Granted	—	1,095,521	734,223	5.04
Vested	(92,585)	(213,304)	—	13.05
Forfeited	—	(114,306)	—	10.84
Outstanding at March 31, 2023	—	2,006,350	1,394,657	8.1
Below is a summary of restricted stock, RSU and PSU vesting dates as of March 31, 2023:

Vesting Year	Restricted Stock	RSUs	PSUs	Total Awards
2023	—	67,036	347,896	414,932
2024	—	690,413	312,538	1,002,951
2025	—	886,100	734,223	1,620,323
2026	—	362,801	—	362,801
Total	—	2,006,350	1,394,657	3,401,007
Note 14. Income Taxes
The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on that portion of its

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
income that it distributes to its stockholders if it annually distributes at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and to continue to comply with all requirements to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRS files a separate federal tax return and is fully taxed as a standalone U.S. C-corporation. It is assumed that the Company will retain its REIT status and will incur no REIT-level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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
Note 15. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2023, and 2022:

	Three Months Ended
	March 31,
(in thousands, except share data)	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(37,454)	$1,011
Dividends allocated to participating restricted stock units	$(401)	$—
Net (loss) income attributable to common stockholders - basic	$(37,855)	$1,011
Net (loss) income attributable to common stockholders - diluted	$(37,855)	$1,011
Denominator:
Weighted average common shares outstanding	52,277,518	53,705,195
Weighted average restricted stock shares	30,862	151,856
Basic weighted average shares outstanding	52,308,380	53,857,051
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	—	104,446
Diluted weighted average shares outstanding	52,308,380	53,961,497
(Loss) earnings per share
Basic	$(0.72)	$0.02
Diluted	$(0.72)	$0.02
For the three months ended March 31, 2023, and 2022, excluded from the calculation of diluted earnings per share is the effect of adding back $2.3 million and $4.5 million, respectively, of interest expense and 6,591,765 and 14,065,946, respectively, of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended March 31, 2022, an additional 104,446 weighted-average unvested RSUs were included in the dilutive earnings per share denominator. For the three months ended March 31, 2023, 1,219,646 weighted-average unvested RSUs were excluded in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended March 31, 2023, and 2022, 420,997 and 497,220 additional weighted-average unvested PSUs were excluded in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
Note 16. Subsequent Events
Events subsequent to March 31, 2023, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than described below.
Subsequent to March 31, 2023, the Company entered into a modification of the Morgan Stanley Bank repurchase facility to extend the maturity date to June 28, 2024, and adjust the total capacity to $475 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Recent Developments
Macroeconomic Environment
The period over the last several quarters has been characterized by steep declines and significant volatility in global securities markets driven by investor concerns over high inflation, rapidly rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to undertake monetary policy tightening actions that are likely to create headwinds for economic growth. The ongoing war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.
Inflation remains high and has caused the Federal Reserve to continue to raise interest rates with indications of future increases, which has created further uncertainty for the economy, the capital markets and for our borrowers. More recently, the negative developments in the regional bank sector driven by select bank failures have added to the overall market uncertainty especially with respect to liquidity in the commercial real estate market given the meaningful regional banks’ share of lending in this market. Although our business model is such that, in general, rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and cost of financing their properties. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. While there is debate among economists as to whether such factors, coupled with recent periods of economic contraction in the U.S., indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact on macroeconomic conditions and our business of recent changes and any future changes in interest rates or inflation.
LIBOR Transition
On March 5, 2021, the Financial Conduct Authority of the U.K., or the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA announcement coincided with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023, that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the United States Federal Reserve, or the Federal Reserve. The Federal Reserve has also advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or the ARRC, a committee convened by the Federal Reserve that includes major market participants, has identified SOFR as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although the ARRC has indicated that data from the cash and derivatives markets show continued momentum in the transition from LIBOR to SOFR and that SOFR is currently predominant across cash and derivatives markets, it is possible that some lenders may choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot fully predict the ultimate effect of the decision not to sustain LIBOR, or the transition to SOFR or another alternative reference rate as LIBOR’s replacement.
As of March 31, 2023, 61.1% of our loans by carrying value earned a floating rate of interest indexed to LIBOR, and 37.5% to SOFR. As of March 31, 2023, 43.7% of our outstanding financing arrangements (excluding our convertible senior notes) bear interest indexed to LIBOR, and 56.3% to SOFR. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate when LIBOR is discontinued. As of March 31, 2023, the one-month SOFR was 4.80% and one-month US LIBOR was 4.86%. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We continue to monitor the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of the LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the ultimate impact of the discontinuation of LIBOR.
First Quarter 2023 Activity
Operating Results:
•GAAP net (loss) attributable to common stockholders of $(37.5) million, or $(0.72) per basic share, mainly reflecting an increase in CECL reserves of $(46.4) million.
•Distributable Earnings of $10.7 million, or $0.20 per basic share, which excludes the $(46.4) million non-cash provision for credit losses and $2.0 million of non-cash equity compensation expense.
•Book value per share of common stock of $14.08 inclusive of $(2.54) per share of total CECL reserve.
•Declared aggregate common stock dividends of $10.7 million, or $0.20 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Funded $17.3 million of prior loan commitments.
•Realized loan repayments, principal paydowns and principal amortization of $59.5 million.
•Maintained a portfolio of 88 loan investments with an aggregate unpaid principal balance of $3.3 billion and total commitments of $3.5 billion, weighted average stabilized LTV at origination of 62.9%, and a weighted average all-in yield at origination of L+/S+4.04%.
Portfolio Financing Activity:
•Redeemed the GPMT 2019-FL2 CRE CLO, which at its redemption had $98.1 million of outstanding borrowings.
•Increased the maximum borrowing capacity on the JPMorgan financing facility up to $425.0 million.
Corporate Financing Activity:
•Accretively repurchased approximately 1.0 million shares of common stock at an average price of $5.08 for a total of $5.1 million.
Available Liquidity
•At March 31, 2023, carried unrestricted cash of $223.4 million, a portion of which is subject to certain liquidity covenants, as well as $2.4 million of restricted cash related to balances in CRE CLOs which can be used for reinvestment of certain loan balances or paydown of outstanding CLO borrowings.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended March 31, 2023, we recorded GAAP net (loss) per basic share of $(0.72), declared a cash dividend of $0.20 per share of common stock and reported Distributable Earnings of $0.20 per basic share. Our book value as of March 31, 2023, was $14.08 per share of common stock, inclusive of $(2.54) of total CECL reserve.
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

Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted (loss) earnings per share and dividends declared per share:

	Three Months Ended
	March 31,
(in thousands, except share data)	2023	2022
Net (loss) income attributable to common stockholders	$(37,454)	$1,011
Weighted average number of common shares outstanding	52,308,380	53,857,051
Weighted average number of diluted shares outstanding	52,308,380	53,961,497
Basic (loss) earnings per basic common share	$(0.72)	$0.02
Diluted (loss) earnings per basic common share	$(0.72)	$0.02
Dividend declared per common share	$0.20	$0.25
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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three months ended March 31, 2023, we recorded provision for credit losses of $(46.4) million, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. Pursuant to our existing policy for reporting Distributable Earnings referenced above. During the three months ended March 31, 2023, we recorded a $0.2 million gain on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time events pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.
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
The following table provides a reconciliation of GAAP net (loss) income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended
	March 31,
(in thousands, except share data)	2023	2022
Reconciliation of GAAP net (loss) income to Distributable Earnings:
GAAP net (loss) income attributable to common stockholders	$(37,454)	$1,011
Adjustments for non-distributable earnings:
Provision for (benefit from) credit losses	46,410	3,688
Write-offs	—	(10,107)
(Gain) loss on extinguishment of debt	(238)	5,791
Non-cash equity compensation	1,955	2,171
Distributable Earnings	$10,673	$2,554
Distributable Earnings per basic share of common stock	$0.20	$0.05
Distributable Earnings per diluted share of common stock	$0.20	$0.05
Basic weighted average common shares	52,308,380	53,857,051
Diluted weighted average common shares	52,308,380	53,961,497
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

(in thousands, except share data)	March 31, 2023	December 31, 2022
Stockholders’ equity	$931,333	$983,545
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$725,595	$777,807
Shares:
Common stock	51,526,039	52,258,404
Restricted stock	—	92,585
Total outstanding	51,526,039	52,350,989
Book value per share of common stock	$14.08	$14.86
Book value per share as of March 31, 2023, includes the impact of an estimated allowance for credit losses of $(133.0) million, or $(2.54) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.

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
Interest-earning assets include our 100% loan investment portfolio. At March 31, 2023, our portfolio was comprised of 88 loans, of which 87 were senior first mortgage loans totaling $3.5 billion of commitments with an unpaid principal balance of $3.3 billion, and one was a subordinated loan totaling $13.7 million in commitments and unpaid principal balance. At March 31, 2023, the weighted average risk rating of our loan portfolio was 2.6, as compared to 2.5 at December 31, 2022, weighted by total unpaid principal balance.
During the three months ended March 31, 2023, we had $17.3 million of additional fundings made under existing loan commitments. Proceeds from loan repayments, paydowns, and principal amortization totaled $59.5 million. We generated interest income of $66.7 million and incurred interest expense of $43.8 million, which resulted in net interest income of $22.9 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details.
The following table details our loan activity by unpaid principal balance for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Loan originations	$—	$131,560
Other loan fundings (1)	$17,324	$40,772
Deferred interest capitalized	$881	$533
Loan sales	$—	$(43,859)
Loan repayments (2)	$(59,450)	$(118,383)
Loan write-offs and realized loan losses	$—	$(10,107)
Total loan activity, net	$(41,245)	$516
___________________
(1) Additional fundings made under existing loan commitments and upsizing of loans.
(2) Includes repayment of deferred interest capitalized.
The following table details overall statistics for our investment portfolio as of March 31, 2023:

(dollars in thousands)
Portfolio Summary
Number of loans	88
Total loan commitments	$3,525,272
Unpaid principal balance	$3,320,761
Unfunded loan commitments	$204,511
Carrying value	$3,182,379
Weighted-average cash coupon	L+/S+3.67%
Weighted-average all-in yield	L+/S+4.04%
Stabilized LTV at origination	62.9%

The following table provides detail of our portfolio as of March 31, 2023:

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Senior	12/19	$111.1	$109.2	$109.0	L+2.75%	L+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	12/18	96.4	88.7	88.4	L+3.75%	L+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior (7)	08/19	93.1	93.1	93.2	L+2.80%	L+3.26%	3.0	MN	Office	73.1%	71.2%
Senior (7)	10/19	92.6	92.6	92.6	L+3.24%	L+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/19	89.8	79.8	79.7	L+3.69%	L+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.8	86.6	86.4	L+2.55%	L+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	12/15	82.0	82.0	82.0	L+4.15%	L+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	01/20	81.9	72.7	72.6	L+4.25%	L+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.7	81.4	81.4	S+2.69%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/22	77.3	77.3	77.3	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	10/19	76.8	76.8	76.7	L+3.36%	L+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	12/16	67.8	66.0	66.0	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/19	63.7	60.5	60.3	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	63.1	62.8	L+3.00%	L+3.39%	3.0	LA	Multifamily	68.8%	68.6%
Senior	12/18	60.1	59.1	59.0	S+2.90%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/21	55.5	52.8	52.6	L+3.15%	L+3.42%	3.0	CO	Multifamily	78.2%	74.7%
Senior	05/22	55.5	42.7	42.4	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior	05/19	55.4	53.1	53.0	L+3.20%	L+3.60%	3.0	NY	Mixed-Use	59.7%	55.1%
Senior	06/19	54.1	54.0	54.0	L+3.30%	L+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	11/17	53.7	53.7	53.6	S+5.50%	S+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	11/21	52.8	48.3	48.0	L+3.40%	L+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	46.7	46.5	L+4.32%	L+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	50.4	50.4	L+5.00%	L+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	02/20	50.2	46.2	46.0	L+3.30%	L+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	03/22	49.9	46.9	46.5	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	08/19	48.2	45.3	45.1	L+3.70%	L+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	07/21	46.4	45.4	45.1	L+3.69%	L+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	43.3	43.0	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.2	L+3.16%	L+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	08/17	45.8	45.8	45.6	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	07/22	45.0	43.5	42.9	S+3.58%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	09/21	44.3	40.2	39.9	L+3.30%	L+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.1	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	07/16	40.5	40.5	40.4	L+4.65%	L+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	12/17	40.2	38.6	38.5	S+4.75%	S+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	04/22	40.2	36.7	36.6	S+4.65%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	05/21	38.9	32.9	32.7	L+3.28%	L+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	34.8	34.8	L+3.18%	L+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	11/18	37.1	37.1	37.1	S+3.60%	S+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/19	36.5	36.0	36.0	L+3.28%	L+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/20	34.9	18.0	17.9	S+5.25%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	12/18	34.2	33.4	33.3	S+4.11%	S+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	08/19	33.5	30.3	30.3	L+2.90%	L+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	30.0	29.9	L+3.18%	L+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/16	32.8	32.8	32.8	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior (7)	05/17	31.8	31.8	31.7	L+5.35%	L+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	04/22	31.8	29.0	28.8	S+3.35%	S+3.73%	3.0	GA	Multifamily	75.1%	67.1%
Senior	03/19	30.6	27.1	27.1	S+3.50%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior (7)	05/17	29.7	29.7	29.7	S+4.51%	S+5.36%	3.0	AZ	Office	69.5%	59.0%
Senior	05/18	29.4	29.4	29.3	S+5.00%	S+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	06/18	29.3	24.6	24.5	S+4.57%	S+4.75%	3.0	OH	Hotel	70.6%	57.4%
Senior	04/22	28.6	25.9	25.7	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	01/19	27.6	26.9	26.8	S+2.97%	S+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior (7)	12/18	27.5	27.5	27.5	S+3.90%	S+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	03/22	27.2	24.1	23.7	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	27.0	25.2	25.1	S+3.40%	S+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.6	26.5	L+3.15%	L+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	12/18	25.9	24.6	24.5	L+4.00%	L+5.56%	3.0	PA	Multifamily	70.1%	67.0%

Senior	01/18	25.7	25.7	25.7	L+5.13%	L+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	10/21	25.7	25.7	25.5	L+3.15%	L+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	03/20	25.1	22.0	21.9	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	08/19	25.0	23.9	23.9	L+2.66%	L+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.6	L+3.30%	L+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.3	23.2	L+3.18%	L+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	12/21	24.4	20.4	20.3	L+3.86%	L+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	07/17	24.3	24.3	24.2	S+4.50%	S+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	05/21	23.3	18.0	17.9	L+3.50%	L+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	10/15	22.9	22.9	22.9	L+4.07%	L+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	02/22	22.9	19.7	19.6	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	06/18	22.8	19.5	19.5	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	04/18	22.2	22.2	22.2	L+4.05%	L+4.46%	3.0	KS	Multifamily	72.1%	67.4%
Senior	06/19	21.5	21.5	21.4	L+4.50%	L+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	07/21	21.4	21.4	21.3	L+3.25%	L+3.63%	3.0	GA	Multifamily	77.0%	68.7%
Senior	05/21	20.6	19.7	19.6	L+3.99%	L+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/19	20.4	20.4	20.3	L+2.90%	L+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	10/18	19.3	19.1	19.0	S+4.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	11/18	19.0	17.1	17.1	L+3.20%	L+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	07/19	18.5	16.1	16.0	L+3.00%	L+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	06/21	16.7	14.3	14.1	L+3.35%	L+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	08/17	15.4	12.4	12.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	07/18	14.8	10.5	10.5	S+3.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	14.6	11.1	11.0	L+3.96%	L+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/21	14.4	14.0	14.0	L+3.65%	L+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	08/18	14.2	14.2	14.2	L+2.93%	L+3.32%	3.0	TX	Multifamily	68.9%	63.6%
B-Note	01/17	13.7	13.7	13.7	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.8	L+2.99%	L+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Senior	10/19	11.8	4.1	4.1	L+2.75%	L+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	01/18	8.4	6.6	6.6	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(128.5)
Total/Weighted Average		$3,525.3	$3,320.8	$3,182.4	L+/S+3.67%	L+/S+4.05%	3.1			66.4%	62.9%
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
(7)Loan was held on nonaccrual status as of March 31, 2023.

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
The map and charts below illustrate the geographic distribution and types of properties securing our portfolio as of March 31, 2023 (the charts are weighted by unpaid principal balance):

MN, 5.1%
WI, 0.5%
MI, 0.2%
NY, 10.6%
MA, 4.4%
CT, 1.9%
CA, 10.3%
IL, 6.7%
PA, 2.8%
NJ, 2.3%
OH, 1.3%
CO, 4.8%
IN, 0.4%
KS, 0.7%
MO, 0.7%
VA, 2.8%
KY, 1.5%
NC, 1.8%
TN, 4.0%
OK, 0.7%
AZ, 1.7%
SC, 0.8%
GA, 7.5%
AL, 1.9%
TX, 13.7%
LA, 4.9%
FL, 5.5%
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	March 31, 2023			December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	7	$257,477	$252,307	8	$291,236	$287,527
2	48	1,706,949	1,676,839	52	1,857,744	1,824,564
3	24	839,453	818,533	21	697,532	689,196
4	4	242,124	227,466	5	268,236	258,570
5	5	274,758	207,234	4	247,258	207,958
Total	88	$3,320,761	$3,182,379	90	$3,362,006	$3,267,815
Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications may include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled payments. In exchange for a modification, we often receive a partial repayment of principal, an accrual of deferral interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or additional loan fees. None of our loan modifications resulted in a significant modification during the three months ended March 31, 2023.
Other Portfolio Developments
During the three months ended March 31, 2023, one first mortgage loan with a principal balance of $27.5 million collateralized by a hotel property was downgraded to a risk rating of “5” as a result of the collateral property’s operating performance being adversely affected by the lagging travel trends impacting the local hotel occupancy rates, capital markets volatility and other factors. At March 31, 2023, we had five collateral-dependent loans with an aggregate principal balance of $274.8 million, for which we recorded an allowance for credit losses of $67.5 million based on our estimate of fair value of the underlying collateral properties, and we held these loans on nonaccrual status.
Portfolio Financing
As of March 31, 2023, our portfolio financing consisted of repurchase, asset-specific financing, and secured credit facilities collateralized by a portion of our loans held-for-investment and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 50.2% of portfolio loan-level financing as of March 31, 2023.

The following table details our portfolio loan-level financing as of March 31, 2023, and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
CRE CLOs	$1,039,407	$1,138,749
Asset-specific financing facility	45,823	44,913
Secured credit facility	100,000	100,000
Secured repurchase agreement (non-mark-to-market)	6,970	46,280
Total non-mark-to-market financing	1,192,200	1,329,942
Secured repurchase agreements (mark-to-market)	1,184,601	969,286
Total portfolio financing	$2,376,801	$2,299,228
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of March 31, 2023, and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Loans held-for-investment	$3,292,911	$3,236,745
Restricted cash	2,443	5,674
Total	$3,295,354	$3,242,419
Secured Repurchase Agreements
As of March 31, 2023, we had repurchase facilities in place with five counterparties with aggregate outstanding borrowings of $1.2 billion, which financed a portion of our loans held-for-investment. As of March 31, 2023, the weighted average borrowing rate on our repurchase facilities was 7.4%, the weighted average advance rate was 68.2%, and the term to maturity ranged from 89 days to approximately 2.2 years, with a weighted average remaining maturity of 1.0 years.
The table below details our secured repurchase facilities as of March 31, 2023:

	March 31, 2023
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity (2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank (3)	June 28, 2023	No	$451,720	$148,280	$600,000
Goldman Sachs Bank USA (4)	July 13, 2023	No	$67,749	$182,251	$250,000
JPMorgan Chase Bank	June 28, 2024	No	$409,291	$15,709	$425,000
Citibank	May 25, 2025	No	$256,021	$243,979	$500,000
Centennial Bank (5)	August 29, 2024	No	$6,790	$143,210	$150,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of March 31, 2023
(3)Subsequent to March 31, 2023, we entered into a modification of the facility to extend the maturity date to June 28, 2024, and adjust the total capacity to $475 million.
(4)As of March 31, 2023, we retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(5)As of March 31, 2023, we retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions.
Under our repurchase facilities, other than with respect to our Centennial Bank repurchase facility, which provides financing on a non-mark-to-market basis, our counterparties may make margin calls as a result of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event or, under a limited number of our repurchase facilities, due to market events. To cover a margin call, we may transfer cash or other loan collateral to such a counterparty. Should the value of our assets suddenly decrease, significant margin calls on our mark-to-market repurchase facilities could result, causing an adverse change in our liquidity position.

Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through CRE CLOs. At March 31, 2023, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $1.0 billion of outstanding borrowings, financing 40 of our existing first mortgage loan investments with an aggregate principal balance of $1.3 billion. Our CRE CLOs provide us with an attractive cost of funds and, as of March 31, 2023, financed 39.0% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis. On March 16, 2023, we redeemed the GPMT 2019-FL2 CRE CLO, which at its redemption had $98.1 million of outstanding borrowings. As a result of the redemption, we realized a gain on early extinguishment of debt of approximately $0.3 million.
The following table details our CRE CLO securitized debt obligations:

(dollars in thousands)	March 31, 2023
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,409	$608,049	L+/S+ 3.7%
Financing provided	502,564	499,531	L+ 1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	677,715	662,892	L+/S+3.9%
Financing provided	539,876	539,876	L+1.7%
Total
Collateral assets	$1,299,124	$1,270,941	L+/S+3.8%
Financing provided	$1,042,440	$1,039,407	L+1.7%
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
(2)Includes no restricted cash as of March 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(3)Includes $2.4 million of restricted cash as of March 31, 2023. Yield on collateral assets is exclusive of restricted cash.
Asset-Specific Financing
In April 2019, we entered into a $150 million asset-specific financing facility to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us.
The following table details the outstanding borrowings under our asset-specific financing facility as of March 31, 2023:

(dollars in thousands)	March 31, 2023
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$59,129	$57,950	S+3.4%
Borrowings outstanding	45,823	45,823	S+1.8%
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
The following table details the outstanding borrowings under our asset-specific financing facility as of March 31, 2023:

(dollars in thousands)	March 31, 2023
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$185,723	$137,112	L+3.6%
Borrowings outstanding	100,000	100,000	S+6.5%
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
Corporate Financing
Convertible Senior Notes
We redeemed for cash $143.8 million in convertible senior notes at maturity on December 1, 2022. As of March 31, 2023, the total outstanding amount due on convertible senior notes was $131.6 million. The notes are unsecured and pay interest semiannually at a rate of 6.375% per annum. As of March 31, 2023, these notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
As of March 31, 2023, the following convertible senior notes were outstanding:

(dollars in thousands)	March 31, 2023
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Convertible Senior Notes Maturing 2023	$131,600	$131,131	6.4%	7.2%	October 1, 2023
______________________________________________________________________________________________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, secured financing facility, term financing facility, CRE CLOs, senior secured term loan facilities, secured credit facility and convertible senior notes for the three months ended March 31, 2023, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended March 31, 2023	$2,451,213	$2,507,932	$2,507,932
For the Three Months Ended December 31, 2022	$2,609,762	$2,430,146	$2,739,201
For the Three Months Ended September 30, 2022	$2,824,626	$2,739,202	$2,892,033
For the Three Months Ended June 30, 2022	$3,017,504	$3,014,659	$3,051,406
For the Three Months Ended March 31, 2022	$2,917,731	$2,918,429	$2,951,641

Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements generally require us to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of December 31, 2022
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $23.0 million.	Unrestricted cash of $223.4 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) 75.0% of tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of equity issuances after June 28, 2017, which calculates to $931.7 million.
Tangible net worth of $1.1 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 71.7%; Total leverage ratio of 70.5%
Interest Coverage	Interest coverage ratio of no less than 1.5:1.0	Interest coverage of 1.6:1.0
We were in compliance with all financial covenants as of March 31, 2023.
Leverage Ratios
As of March 31, 2023, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.5:1.0, and our recourse leverage ratio was 1.3:1.0.
The following table represents our recourse leverage ratio and total leverage ratio as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Recourse leverage ratio (1)	1.3	1.2
Total leverage ratio (2)	2.5	2.3
____________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of March 31, 2023, 98.6% of our loan investments by carrying value earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.8 billion. As of March 31, 2023, 1.4% of our loan investments by carrying value earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of March 31, 2023:

(in thousands)	Net Exposure
Floating rate assets (1)	$3,136,447
Floating rate liabilities (1)(2)	2,376,801
Net floating rate exposure	$759,646
____________________
(1)Floating rate assets and liabilities are indexed to LIBOR or SOFR.
(2)Floating rate liabilities include our outstanding repurchase facilities, asset-specific financing facility, secured credit facility and CRE CLOs.
Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,339,047	$65,017	7.8%
Subordinated loans	13,722	274	8.0%
Other	—	1,428
Total interest income/net asset yield	$3,352,769	$66,719	8.0%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,291,233	$41,337	7.2%
Subordinated loans	8,241	158	7.7%
Other:
Convertible senior notes	131,060	2,311	7.1%
Total interest expense/cost of funds	$2,430,534	43,806	7.2%
Net interest income/spread		$22,913	0.8%

	Three Months Ended March 31, 2022
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,787,743	$46,939	5.0%
Subordinated loans	14,808	359	9.7%
Other	—	23
Total interest income/net asset yield	$3,802,551	$47,321	5.0%
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,515,619	$16,328	2.6%
Subordinated loans	8,387	67	3.2%
Other:
Senior secured term loan facilities	273,227	4,546	6.7%
Convertible senior notes	109,552	2,868	10.5%
Total interest expense/cost of funds	$2,906,785	23,809	3.3%
Net interest income/spread		$23,512	1.7%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, instability in the banking sector following multiple bank failures and geopolitical uncertainty, and how they will affect the results of our operations.
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. Investor concerns over inflation, rising interest rates, slowing economic growth, instability in the banking sector following multiple bank failures, and geopolitical uncertainty have resulted in significant disruptions in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. This dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types, which are a significant source of our overall liquidity and could make it more difficult for us to originate new loan investments.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means, which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation, rising interest rates, slowing economic growth, instability in the banking sector following multiple bank failures, and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through CRE CLOs, retaining subordinate securities in our investment portfolio. Our CRE CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our condensed consolidated balance sheets.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We try to mitigate this risk by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring investments. Nevertheless, unanticipated credit losses, including as a result of inflation, rising interest rates, slowing economic growth, instability in the banking sector following multiple bank failures and geopolitical uncertainty, could occur that could adversely impact our operating results.

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

Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended March 31, 2023, and December 31, 2022
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended March 31, 2023, and December 31, 2022:

(in thousands)	Three Months Ended
Income Statement Data:	March 31, 2023	December 31, 2022	Q1’23 vs Q4’22
Interest income:	(unaudited)
Loans held-for-investment	$65,291	$60,025	$5,266
Cash and cash equivalents	1,428	1,394	34
Total interest income	66,719	61,419	$5,300
Interest expense:
Repurchase facilities	19,772	18,966	806
Securitized debt obligations	18,051	16,639	1,412
Convertible senior notes	2,311	3,824	(1,513)
Term financing facility	—	—	—
Asset-specific financings	743	623	120
Secured credit facility	2,929	383	2,546
Senior secured term loan facilities	—	—	—
Total interest expense	43,806	40,435	3,371
Net interest income	22,913	20,984	1,929
The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month LIBOR/SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in benchmark market short-term interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizings, repayments and when certain loans are placed on nonaccrual status.
Interest Income
Interest income for the three months ended March 31, 2023, increased to $66.7 million from $61.4 million for the three months ended December 31, 2022, mainly due to an increase in short-term interest rates, partially offset by a lower average balance of our interest-earning assets and higher average balance of nonaccrual loans.
Interest Expense
Interest expense for the three months ended March 31, 2023, increased to $43.8 million from $40.4 million for the three months ended December 31, 2022, mainly due to an increase in short-term interest rates and a higher average balance on the higher-cost secured credit facility, partially offset by a lower average balance on convertible senior notes.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended March 31, 2023, and December 31, 2022:

	Three Months Ended March 31,	Three Months Ended December 31,
(in thousands)	2023	2022
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(46,116)	$(15,224)
Other liabilities	(294)	(1,284)
Total (provision for) benefit from credit losses	$(46,410)	$(16,508)
During the three months ended March 31, 2023, we recorded a provision for credit losses of $46.4 million as compared to $16.5 million for the three months ended December 31, 2022. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for collateral-dependent loans during the three months ended March 31, 2023, that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans have been affected by an increasingly uncertain macroeconomic outlook which includes weakening in credit fundamentals, reduced liquidity in the capital markets especially for certain property types such as office assets located in underperforming markets, and inflationary expectations resulting in meaningfully higher interest rates, resulting in slowing of business plan execution and reduced market liquidity impacting the borrowers’ ability to either sell or refinance their properties.
Expenses
The following table presents the components of expenses for the three months ended March 31, 2023, and December 31, 2022:

	Three Months Ended March 31,	Three Months Ended December 31,
(dollars in thousands)	2023	2022
Compensation and benefits	$5,912	$3,686
Servicing expenses	$1,378	$1,421
Other operating expenses	$3,271	$3,887
Annualized total operating expense ratio	4.3%	4.2%
Annualized core operating expense ratio (excluding non-cash equity compensation)	3.5%	4.0%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits for the three months ended March 31, 2023, increased primarily due to higher compensation accruals as compared to the three months ended December 31, 2022. Servicing expenses for the three months ended March 31, 2023, were relatively stable as compared to the prior quarter. Other operating expenses were relatively stable as compared to the prior quarter. Our operating expense ratio during the three months ended March 31, 2023, remained relatively stable as compared to the three months ended December 31, 2022.
Comparison of the Three Months Ended March 31, 2023, and March 31, 2022
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended March 31, 2023, and March 31, 2022:

(in thousands)	Three Months Ended
Income Statement Data:	March 31, 2023	March 31, 2022	Q1’23 vs Q1’22
Interest income:	(unaudited)
Loans held-for-investment	$65,291	$47,298	$17,993
Cash and cash equivalents	1,428	23	1,405
Total interest income	66,719	47,321	19,398
Interest expense:			—
Repurchase facilities	19,772	5,008	14,764
Securitized debt obligations	18,051	9,732	8,319
Convertible senior notes	2,311	4,546	(2,235)
Term financing facility	—	1,373	(1,373)
Asset-specific financings	743	282	461
Secured credit facility	2,929	—	2,929
Senior secured term loan facilities	—	2,868	(2,868)
Total interest expense	43,806	23,809	19,997
Net interest income	22,913	23,512	(599)
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
Interest Income
Interest income for the three months ended March 31, 2023, increased to $66.7 million from $47.3 million for the three months ended March 31, 2022, mainly due to an increase in short-term interest rates, partially offset by a lower average balance of our interest-earning assets and higher average balance of nonaccrual loans.

Interest Expense
Interest expense for the three months ended March 31, 2023, increased to $43.8 million from $23.8 million for the three months ended March 31, 2022, mainly due to an increase in short-term interest rates and a higher average balance on the higher-cost secured credit facility, partially offset by a lower average balance on the senior secured term financing facilities, term financing facility and convertible senior notes.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended March 31, 2023, and March 31, 2022:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2023	2022
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(46,116)	$(3,364)
Other liabilities	(294)	(324)
Total (provision for) benefit from credit losses	$(46,410)	$(3,688)
During the three months ended March 31, 2023, we recorded a provision for credit losses of $46.4 million as compared to $3.7 million during the three months ended March 31, 2022. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for collateral-dependent loans during the three months ended March 31, 2023, that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans have been affected by an increasingly uncertain macroeconomic outlook which includes weakening in credit fundamentals, reduced liquidity in the capital markets especially for certain property types such as office assets located in underperforming markets, and inflationary expectations resulting in meaningfully higher interest rates, resulting in slowing of business plan execution and reduced market liquidity impacting the borrowers’ ability to either sell or refinance their properties.
Gain (Loss) on Extinguishment of Debt
Gains on extinguishment of debt for the three months ended March 31, 2023, were $0.2 million mainly due to the redemption of the GPMT 2019-FL2 CRE CLO, partially offset by the termination of the Wells Fargo repurchase facility, compared to losses on extinguishment of debt for the three months ended March 31, 2022 of $5.8 million comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs related to the senior secured term loan facilities.
Expenses
The following table presents the components of expenses for the three months ended March 31, 2023, and March 31, 2022:

	Three Months Ended March 31,	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Compensation and benefits	$5,912	$5,816
Servicing expenses	$1,378	$1,461
Other operating expenses	$3,271	$2,614
Annualized total operating expense ratio	4.3%	3.7%
Annualized core operating expense ratio (excluding non-cash equity compensation)	3.5%	2.9%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits for the three months ended March 31, 2023, were relatively stable as compared to the three months ended March 31, 2022. Servicing expenses for the three months ended March 31, 2023, were relatively stable as compared to the three months ended March 31, 2022. Other operating expenses increased as compared to the three months ended March 31, 2022, mainly due to higher legal and advisory expenses. Our operating expense ratio during the three months ended March 31, 2023, increased as compared to the three months ended March 31, 2022, mainly due to higher other operating expenses and lower average equity.

Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of March 31, 2023, our capitalization included $0.1 billion of corporate debt and $2.4 billion of loan-level financing. Our loan-level financing as of March 31, 2023, is generally term-matched or matures in 2023 or later, and includes $1.2 billion of secured repurchase agreements, $1.0 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, $45.8 million of asset-specific financing facility and a $100.0 million secured credit facility.
See Note 4 – Variable Interest Entities and Securitized Debt Obligations, Note 5 – Secured Financing Agreements and Note 6 – Convertible Senior Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations; our secured financing facilities; and our secured convertible senior notes, respectively.
Leverage
From December 31, 2022, to March 31, 2023, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, increased from 2.3:1.0 to 2.5:1.0, mainly driven by the reduction in total equity. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to LIBOR and/or SOFR.
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
The following table sets forth our sources of liquidity as of March 31, 2023:

(in thousands)	March 31, 2023
Cash and cash equivalents	$223,432
Approved but unused borrowing capacity on financing facilities	—
Total	$223,432
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
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of March 31, 2023. See Note 12 – Stockholders’ Equity to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $2.5 billion of outstanding borrowings under our repurchase facilities, collateralized loan obligations, asset-specific financing facility, secured credit facility and convertible senior notes; $204.5 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation, rising interest rates, slowing economic growth, instability in the banking sector following multiple bank failures and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, secured credit facility, securitized debt obligations, and convertible senior notes, net of deferred debt issuance costs, as of March 31, 2023, and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Within one year	1,261,329	$1,338,194
One to three years	1,246,603	1,091,952
Three to five years	—	—
Five years and over	—	—
Total	$2,507,932	$2,430,146
Cash Flows
For the three months ended March 31, 2023, our restricted and unrestricted cash and cash equivalents balance increased approximately $86.6 million, to $226.8 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2023, operating activities increased our cash balances by approximately $10.5 million, primarily driven by net income after removing non-cash provision, and equity compensation.
•Cash flows from investing activities. For the three months ended March 31, 2023, investing activities increased our cash balances by approximately $19.5 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the three months ended March 31, 2023, financing activities increased our cash balances by approximately $56.6 million, primarily driven by the refinance of the collateral loans held in the GPMT 2019-FL2 CRE CLO, partially offset by principal payments on repurchase agreements and the redemption of the GPMT 2019-FL2 CRE CLO.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing economic disruption and capital markets volatility resulting from inflation, rising interest rates, slowing economic growth, instability in the banking sector following multiple bank failures and geopolitical uncertainty.
Recent Market Conditions
Due to the macroeconomic challenges driven by inflation, rising interest rates, slowing economic growth, instability in the banking sector following multiple bank failures and geopolitical uncertainty, most of our borrowers, sponsors, their tenants, the properties serving as collateral for our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “Macroeconomic Environment” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of current market conditions.
Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments, as well as seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Credit risk is also addressed through our ongoing review, and our investment portfolio is monitored for variance from underwritten and expected results on a monthly basis, with more intense analysis and oversight done on a quarterly basis. Nevertheless, unanticipated credit losses, including as a result of inflation, rising interest rates, slowing economic growth, instability in the banking sector following multiple bank failures and geopolitical uncertainty, could occur and could adversely impact our operating results.
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
As of March 31, 2023, approximately 98.6% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.4% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2023. All changes in value are measured as the change from our March 31, 2023, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,219	$610	$(654)	$(1,307)
Repurchase facilities	(497)	(248)	248	497
Securitized debt obligations	(434)	(217)	217	434
Asset-specific financings	(19)	(10)	10	19
Secured financing facility	(42)	(21)	21	42
Convertible senior notes	(497)	(248)	247	493
Total net assets	$(270)	$(134)	$89	$178

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(5,896)	$(2,969)	$2,969	$5,938
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2023. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Various factors, such as rising interest rates, high inflation, supply chain disruptions, bank failures, growing geopolitical tensions and increased volatility in public equity and fixed income markets have led to increased cost and decreased availability of capital, which may adversely impact the ability of commercial property owners to service their debt obligations and refinance their loans as they mature and/or our ability to access capital markets.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchase of common stock for the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2023	36,916 (2)	$6.40	—	1,159,254
February 1-28, 2023	—	—	—	1,159,254
March 1-31, 2023	1,001,338	5.08	1,001,338	157,916
Total	1,038,254	$5.13	1,001,338	157,916
____________________
(1)On December 16, 2021, the Company announced that its board of directors increased the Company’s share repurchase program to allow for the repurchase of up to an aggregate of 4,000,000 shares of the Company’s common stock.
(2)Reflects 36,916 shares of restricted stock for an aggregate cost of $0.2 million, which relates to shares repurchased from employees for tax withholding purposes for restricted stock awards that vested on January 29, 2023.

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

4.3
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

10.1*
Amendment No. 9 to Master Repurchase Agreement and Amendment No. 4 to Fee and Pricing Letter, dated as of March 16, 2023, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2023).

10.2*
Eighth Amendment to Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of March 17, 2023, by and between GP Commercial GS LLC and Goldman Sachs Bank USA, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2023).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2023, filed with the SEC on May 9, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 9, 2023	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 9, 2023	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)