Form 10-Q
period 2023-06-30
Granite Point Mortgage Trust Inc.
filed 2023-08-08
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 3, 2023, there were 51,577,841 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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
Important factors that may affect our actual results include, among others:
•the general political, economic and competitive conditions in the markets in which we invest, including with respect to the lagging effects of the COVID-19 pandemic on various subsectors of the real estate market and their impact on our loan portfolio, financial condition and business operations, such as the impact of work-from-home dynamics on office properties;
•inflationary trends, spurred by multiple factors including high commodity prices, a tight labor market, and low residential vacancy rates, may result further in interest rate increases and lead to increased market volatility;
•higher interest rates imposed by the Federal Reserve, which may lead to a decrease in prepayment timing and an increase in the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments;
•the economic impact of escalating global trade tensions, including the conflict between Russia and Ukraine and the adoption or expansion of economic sanctions or trade restrictions;
•reduced demand for office, multifamily or retail space, including as a result of hybrid work schedules which allow work from remote locations other than the employer's office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;
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
•our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Loans held-for-investment	$3,096,500	$3,350,150
Allowance for credit losses	(130,412)	(82,335)
Loans held-for-investment, net	2,966,088	3,267,815
Cash and cash equivalents	235,840	133,132
Restricted cash	41,010	7,033
Real estate owned, net	18,158	—
Accrued interest receivable	13,197	13,413
Other assets	36,563	32,708
Total Assets (1)	$3,310,856	$3,454,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$1,072,132	$1,015,566
Securitized debt obligations	999,781	1,138,749
Asset-specific financings	45,823	44,913
Secured credit facility	100,000	100,000
Convertible senior notes	131,366	130,918
Dividends payable	14,336	14,318
Other liabilities	22,971	24,967
Total Liabilities (1)	2,386,409	2,469,431
Commitments and Contingencies (see Note 10)
10.00% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized	—	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 51,570,703 and 52,350,989 shares issued and outstanding, respectively	516	524
Additional paid-in capital	1,200,580	1,202,315
Cumulative earnings	101,905	130,693
Cumulative distributions to stockholders	(378,761)	(350,069)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	924,322	983,545
Non-controlling interests	125	125
Total Equity	$924,447	$983,670
Total Liabilities and Stockholders’ Equity	$3,310,856	$3,454,101
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At June 30, 2023, and December 31, 2022, assets of the VIEs totaled $1,233,213 and $1,551,936, respectively, and liabilities of the VIEs totaled $1,001,680 and $1,141,028, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans held-for-investment	$66,217	$49,056	$131,508	$96,354
Cash and cash equivalents	2,609	223	4,037	246
Total interest income	68,826	49,279	135,545	96,600
Interest expense:
Repurchase facilities	22,872	10,380	42,644	15,388
Secured credit facility	3,075	—	6,004	—
Securitized debt obligations	17,888	10,844	35,939	20,576
Convertible senior notes	2,332	4,572	4,643	9,118
Term financing facility	—	340	—	1,713
Asset-specific financings	819	322	1,562	604
Senior secured term loan facilities	—	886	—	3,754
Total interest expense	46,986	27,344	90,792	51,153
Net interest income	21,840	21,935	44,753	45,447
Other (loss) income:
Revenue from real estate owned operations	462	—	462	—
Provision for credit losses	(5,818)	(13,627)	(52,228)	(17,315)
Gain (loss) on extinguishment of debt	—	(13,032)	238	(18,823)
Fee income	—	461	—	954
Total other (loss) income	(5,356)	(26,198)	(51,528)	(35,184)
Expenses:
Compensation and benefits	6,209	5,770	12,121	11,586
Servicing expenses	1,320	1,500	2,698	2,961
Expenses from real estate owned operations	1,664	—	1,664	—
Other operating expenses	2,180	2,185	5,451	4,799
Total expenses	11,373	9,455	21,934	19,346
Income (loss) before income taxes	5,111	(13,718)	(28,709)	(9,083)
Provision for (benefit from) income taxes	70	13	79	12
Net income (loss)	5,041	(13,731)	(28,788)	(9,095)
Dividends on preferred stock	3,625	3,625	7,250	7,250
Net income (loss) attributable to common stockholders	$1,416	$(17,356)	$(36,038)	$(16,345)
Basic earnings (loss) per weighted average common share	$0.03	$(0.32)	$(0.69)	$(0.30)
Diluted earnings (loss) per weighted average common share	$0.03	$(0.32)	$(0.69)	$(0.30)
Weighted average number of shares of common stock outstanding:
Basic	51,538,309	53,512,005	51,921,217	53,683,575
Diluted	51,619,072	53,512,005	51,921,217	53,683,575

Net income (loss) attributable to common stockholders	$1,416	$(17,356)	$(36,038)	$(16,345)
Comprehensive income (loss)	$1,416	$(17,356)	$(36,038)	$(16,345)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	171,518	(284,285)	1,013,058	125	1,013,183
Net income	—	—	—	—	—	4,636	—	4,636	—	4,636
Issuance of preferred stock, net of offering costs	—	—	3,633,000	36	87,485	—	—	87,521	—	87,521
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(798)	—	—	(798)	—	(798)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,770)	(13,770)	—	(13,770)
Non-cash equity award compensation	135,151	1	—	—	2,170	—	—	2,171	—	2,171
Balance, March 31, 2022	53,855,577	539	8,229,500	82	1,213,274	176,154	(301,680)	1,088,369	125	1,088,494
Net (loss) income	—	—	—	—	—	(13,731)	—	(13,731)	—	(13,731)
Repurchase of common stock	(1,539,134)	(15)	—	—	(15,699)	—	—	(15,714)	—	(15,714)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(114)	—	—	(114)	—	(114)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,382)	(13,382)	—	(13,382)
Non-cash equity award compensation	34,546	—	—	—	1,906	—	—	1,906	—	1,906
Balance, June 30, 2022	52,350,989	524	8,229,500	82	1,199,367	162,423	(318,687)	1,043,709	125	1,043,834

Balance, December 31, 2022	52,350,989	524	8,229,500	82	1,202,315	130,693	(350,069)	983,545	125	983,670
Net (loss) income	—	—	—	—	—	(33,829)	—	(33,829)	—	(33,829)
Repurchase of common stock	(1,001,338)	(10)	—	—	(5,108)	—	—	(5,118)	—	(5,118)
Restricted stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(652)	—	—	(652)	—	(652)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,706)	(10,706)	—	(10,706)
Non-cash equity award compensation	213,304	2	—	—	1,953	—	—	1,955	—	1,955
Balance, March 31, 2023	51,526,039	515	8,229,500	82	1,198,272	96,864	(364,400)	931,333	125	931,458
Net income	—	—	—	—	—	5,041	—	5,041	—	5,041
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(77)	—	—	(77)	—	(77)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,736)	(10,736)	—	(10,736)
Non-cash equity award compensation	44,664	1	—	—	2,385	—	—	2,386	—	2,386
Balance, June 30, 2023	51,570,703	516	8,229,500	82	1,200,580	101,905	(378,761)	924,322	125	924,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net (loss) income	$(28,788)	$(9,095)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(5,854)	(7,907)
Amortization of deferred debt issuance costs	4,333	7,520
Provision for credit losses	52,228	17,315
(Gain) loss on extinguishment of debt	(274)	11,307
Amortization of equity-based compensation	4,341	4,077
Proceeds received from deferred interest capitalized on loans held-for-investment	—	2,407
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	216	(739)
Decrease (increase) in other assets	999	121
Increase (decrease) in other liabilities	(810)	(2,226)
Net cash provided by operating activities	26,391	22,780
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(34,318)	(379,493)
Proceeds from loan sales	—	43,714
Proceeds from repayment of loans held-for-investment	265,623	236,594
Increase in other assets, due from servicer on repayments of loans held-for-investment	—	(689)
Net cash provided by (used in) investing activities	231,305	(99,874)
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	453,242	677,175
Principal payments on repurchase facilities	(396,676)	(82,801)
Principal payments on securitized debt obligations	(139,215)	(255,117)
Repayment of senior secured term loan facilities	—	(150,000)
Proceeds from asset-specific financings	910	—
Repayment of term financing facility	—	(129,099)
Payment of debt issuance costs	(3,514)	(5,943)
Proceeds from issuance of preferred stock, net of offering costs	—	87,521
Tax withholding on restricted stock and RSUs	(966)	(1,736)
Repurchase of common stock	(5,118)	(15,714)
Redemption of cumulative redeemable preferred stock	(1,000)	—
Dividends paid on preferred stock	(7,250)	(4,343)
Dividends paid on common stock	(21,424)	(27,458)
Net cash (used in) provided by financing activities	(121,011)	92,485
Net increase (decrease) in cash, cash equivalents and restricted cash	136,685	15,391
Cash, cash equivalents, and restricted cash at beginning of period	140,165	204,293
Cash, cash equivalents, and restricted cash at end of period	$276,850	$219,684
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$90,379	$49,938
Cash paid for taxes	$697	$420
Noncash Activities:
Dividends declared but not paid at end of period	$14,336	$17,007
Transfers from loans held-for-investment to real estate owned	$24,000	$—
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2023, and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2023, should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2023. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2023.
Real Estate Owned
As part of its portfolio management strategy to maximize an economic outcome from a defaulted loan, the Company may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed-in-lieu of foreclosure. Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned, or REO. The Company’s basis in REO and related acquired assets is equal to the estimated fair value of the collateral on the acquisition date and allocated within Real estate owned, Other assets and Other liabilities on the Company’s condensed consolidated balance sheets. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon acquisition, the difference, along with any previously recorded specific CECL reserve, is recorded through the provision for credit losses in the Company’s condensed consolidated statements of comprehensive income. Upon acquisition, the Company allocates the fair value of REO to land and land improvements, building and building improvements, tenant improvements, intangible assets and intangible liabilities, as applicable.
As of June 30, 2023, REO and related acquired assets, except for land, are depreciated using the straight-line method over estimated useful lives as follows:

Description	Depreciable Life
Building	39 years
Tenant improvements	Over lease terms
Lease intangibles	Over lease terms
Renovations and/or replacements that improve or extend the life of the REO are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred in the Company’s condensed consolidated statements of comprehensive income.
REO is initially measured at fair value and is thereafter subject to an impairment on a quarterly basis. Subsequent to a REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the property. REO is evaluated for recoverability when impairment indicators are identified. Any impairment loss and gains or losses on sale are included in the Company’s consolidated statements of income. Revenue and expenses from REO operations are included in the condensed consolidated statements of comprehensive income within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
LIBOR has been the subject of regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified the Secured Overnight Financing Rate, or SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. As of June 30, 2023, all of the Company’s floating rate loans earned a rate of interest indexed to SOFR and all of its outstanding floating rate financing arrangements by carrying value bore interest indexed to SOFR, other than its CRE CLO financing arrangements, which transitioned from LIBOR to SOFR subsequent to June 30, 2023.
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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2023, and December 31, 2022:

	June 30, 2023
(dollars in thousands)	Senior Loans (1)	B-Notes	Total
Unpaid principal balance	$3,091,726	$13,636	$3,105,362
Unamortized (discount) premium	(27)	—	(27)
Unamortized net deferred origination fees	(8,835)	—	(8,835)
Allowance for credit losses	(129,940)	(472)	(130,412)
Carrying value	$2,952,924	$13,164	$2,966,088
Unfunded commitments	$171,984	$—	$171,984
Number of loans	81	1	82
Weighted average coupon	8.1%	8.0%	8.1%
Weighted average years to maturity (2)	0.8	3.6	0.8

	December 31, 2022
(dollars in thousands)	Senior Loans (1)	B-Notes	Total
Unpaid principal balance	$3,348,242	$13,764	$3,362,006
Unamortized (discount) premium	(48)	—	(48)
Unamortized net deferred origination fees	(11,808)	—	(11,808)
Allowance for credit losses	(81,768)	(567)	(82,335)
Carrying value	$3,254,618	$13,197	$3,267,815
Unfunded commitments	$229,607	$—	$229,607
Number of loans	89	1	90
Weighted average coupon	6.3%	8.0%	6.3%
Weighted average years to maturity (2)	1.0	4.1	1.0
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	June 30, 2023		December 31, 2022
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,240,544	41.8%	$1,348,205	41.3%
Multifamily	917,566	30.9%	1,008,177	30.9%
Hotel	258,638	8.7%	337,264	10.3%
Retail	275,440	9.3%	303,266	9.3%
Industrial	187,072	6.4%	185,337	5.6%
Other	86,828	2.9%	85,566	2.6%
Total	$2,966,088	100.0%	$3,267,815	100.0%

(dollars in thousands)	June 30, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$727,567	24.5%	$834,985	25.5%
Southwest	652,422	22.0%	675,288	20.7%
West	434,858	14.7%	519,244	15.9%
Midwest	480,478	16.2%	546,030	16.7%
Southeast	670,763	22.6%	692,268	21.2%
Total	$2,966,088	100.0%	$3,267,815	100.0%
At June 30, 2023, and December 31, 2022, loans held-for-investment with a carrying value, net of allowance for credit losses, of $2.9 billion and $3.2 billion, respectively, collateralized the Company’s secured financing agreements and CRE CLOs. See Note 5 - Variable Interest Entities and Securitized Debt Obligations and Note 6 - Secured Financing Agreements.
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$3,182,379	$3,750,470	$3,267,815	3,741,308
Originations, additional fundings, upsizing of loans and capitalized deferred interest	18,975	212,245	37,180	385,110
Repayments	(206,173)	(120,107)	(265,623)	(238,490)
Loan sales	—	—	—	(43,714)
Transfers to real estate owned	(24,000)	—	(24,000)	—
Net discount accretion (premium amortization)	7	7	20	16
Increase in net deferred origination fees	(413)	(2,318)	(1,032)	(4,558)
Amortization of net deferred origination fees	1,474	2,843	4,005	6,832
Provision for credit losses	(6,161)	(13,126)	(52,277)	(16,490)
Balance at end of period	$2,966,088	$3,830,014	$2,966,088	$3,830,014
Allowance for Credit Losses
To estimate and recognize an allowance for credit losses on loans held-for-investment and the related unfunded commitments, the Company continues to use a third-party licensed probability-weighted analytical model. The Company employs quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, unemployment rates, interest rates, values of real estate properties and other factors, including the lagging effects of the pandemic, geopolitical and banking system instability, the Federal Reserve monetary policy impacts on the U.S. economy, and commercial real estate markets generally. Significant inputs to the Company’s estimate of the allowance for credit losses include loan-specific factors such as debt-service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. Additionally, there are a number of significant assumptions and qualitative factors included when determining the Company’s estimates, including, but not limited to, macroeconomic conditions and general portfolio trends. As part of the

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
quarterly review of the portfolio, the Company assesses the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing the current expected credit loss, or CECL, reserve.
In certain instances, for loans with unique risk and credit characteristics, such as collateral-dependent loans, the Company may assess such loans individually and instead elect to employ different methods to estimate an allowance for credit losses. A loan is determined to be collateral dependent if the Company determines that foreclosure of the collateral is probable, and a loan is expected to be substantially repaid through the operation or sale of the underlying collateral, and the borrower is experiencing financial difficulty. Such determination requires the use of significant management judgment and can be based on several factors subject to uncertainty. For collateral-dependent loans that are individually assessed, the allowance for credit loss estimate is determined by using the difference between the underlying collateral’s fair value estimate as of the measurement date (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. The collateral’s estimated fair value is determined using broadly accepted and standard real estate valuation techniques (most commonly, a discounted cash flow model and/or real estate sales comparables), which may involve a variety of assumptions and unobservable inputs.
Determining the appropriateness of the allowance for credit losses is complex and requires judgment by management about the effect of matters that are inherently uncertain. Evaluations of the loan portfolio in future periods, given the prevailing forecasts, credit factors and market conditions, may result in significant changes to the Company's estimate of the allowance for credit losses and provision for credit losses.
As of June 30, 2023, the Company recognized an allowance for credit losses related to its loans held-for-investment of $130.4 million, which reflects a provision for credit losses of $6.2 million and $52.3 million for the three and six months ended June 30, 2023, respectively. The increase in the Company’s allowance for credit losses during the three months ended June 30, 2023 was primarily driven by recording an increase in the general allowance, which was impacted by the ongoing uncertainty with respect to the macroeconomic outlook, including weakening in credit fundamentals, global market volatility, reduced liquidity in the capital markets especially for certain property types, such as office assets located in underperforming markets, inflationary expectations resulting in meaningfully higher interest rates, and uncertainty with respect to the geopolitical environment. The increase in the Company’s allowance for credit losses during the six months ended June 30, 2023 was primarily driven by recording an increase in the allowance for collateral-dependent loans that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans have been significantly affected by the above factors, resulting in slowing of business plan execution and reduced market liquidity impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans.
As of June 30, 2023, the Company had four collateral-dependent loans with an aggregate principal balance of $245.6 million, for which the Company recorded an allowance for credit losses of $62.3 million. Three collateral-dependent loans were first mortgage loans secured by office properties and one first mortgage loan was secured by a hotel property, each of which were individually assessed in accordance with ASU 2016-13 during the three and six months ended June 30, 2023. See Note 9 - Fair Value, for further detail. The remaining increase in the Company’s allowance for credit losses was mainly related to implementing in its analysis of macroeconomic forecasts including more emphasis on recessionary scenarios driven by the factors discussed above.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2023, the Company recognized $4.2 million in other liabilities related to the allowance for credit losses on unfunded commitments and recorded a (benefit) from provision for credit losses of $(0.4) million and $(0.1) million for the three and six months ended June 30, 2023, respectively, due to a decrease in unfunded commitments. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net (loss) income on the Company’s condensed consolidated statements of comprehensive income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the changes for the three and six months ended June 30, 2023, and 2022 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$128,451	$34,154	82,335	$40,897
Provision for (benefit from) credit losses	6,161	13,638	52,277	17,002
Write-off	(4,200)	—	(4,200)	(10,107)
Recoveries of amounts previously written off	—	(512)	—	(512)
Balance at end of period	$130,412	$47,280	$130,412	$47,280
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection of contractual payments. Interest income recognition is suspended when loans are placed on nonaccrual status. As of June 30, 2023, the Company had four senior loans with a total unpaid principal balance of $245.6 million and carrying value of $183.3 million that are held on nonaccrual status. No other loans were considered past due, and no other loans were held on nonaccrual status as of June 30, 2023.
During the three months ended June 30, 2023, the Company transferred a senior loan that had an outstanding principal balance of $28.2 million to real estate owned. The loan had been previously placed on nonaccrual status. The Company recognized a write-off of $(4.2) million in the allowance for credit losses on loans held-for-investment related to the transfer. See Note 4 - Real Estate Owned.
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Nonaccrual loan carrying value at beginning of period	$207,234	$99,527	$207,958	$145,370
Addition of nonaccrual loan carrying value	$—	$89,312	$23,270	$89,323
Reduction of nonaccrual loan carrying value	$(23,971)	$—	$(47,965)	$(45,854)
Nonaccrual loan carrying value at end of period	$183,263	$188,839	$183,263	$188,839
During the three months ended June 30, 2022, the $24.0 million removal of nonaccrual loan carrying value was related to the transfer of one first mortgage loan collateralized by an office property to real estate owned.
The following tables summarize the aging analysis of accrued interest past due on the carrying value of the Company’s loans held-for-investment as of June 30, 2023, and December 31, 2022:

(in thousands)	Days Outstanding as of June 30, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans held-for-investment:
Senior loans	$2,769,661		$—	$183,263	$183,263	$2,952,924	$—
Subordinated loans	13,164	—	—	—	—	13,164	—
Total	$2,782,825	$—	$—	$183,263	$183,263	$2,966,088	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(in thousands)	Days Outstanding as of December 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans held-for-investment:
Senior loans	$3,072,536	$—	$—	$182,082	$182,082	$3,254,618	$—
Subordinated loans	13,197	—	—	—	—	13,197	—
Total	$3,085,733	$—	$—	$182,082	$182,082	$3,267,815	$—
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan’s maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or fees. For the three and six months ended June 30, 2023, none of the Company’s loan modifications resulted in a significant modification.
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of June 30, 2023, and December 31, 2022:

(dollars in thousands)	June 30, 2023			December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	5	$158,427	$156,331	8	$291,236	$287,527
2	43	1,541,383	1,509,823	52	1,857,744	1,824,564
3	24	797,189	775,813	21	697,532	689,196
4	6	362,744	340,858	5	268,236	258,570
5	4	245,619	183,263	4	247,258	207,958
Total	82	$3,105,362	$2,966,088	90	$3,362,006	$3,267,815
As of June 30, 2023, the weighted average risk rating of the Company’s loan portfolio was 2.7, versus 2.6 as of March 31, 2023, and 2.5 as of December 31, 2022, weighted by unpaid principal balance. The change in portfolio risk rating as of June 30, 2023 versus December 31, 2022 is mainly a result of changes in portfolio mix from the loan payoffs and paydowns and select loan rating downgrades partially offset by select loan rating upgrades.
During the three months ended June 30, 2023, as part of its quarterly risk rating process, the Company downgraded two loans from a risk rating of "3" to "4". The Company downgraded a $37.1 million first mortgage loan collateralized by a mixed-

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
use office and retail property located in Los Angeles, CA. The Company also downgraded a $79.8 million first mortgage loan collateralized by an office property located in Chicago, IL. The risk ratings for both loans were lowered due to the ongoing challenges in the office sector and property specific operating trends.
The following table presents the carrying value of loans held-for-investment as of June 30, 2023, and December 31, 2022, by risk rating and year of origination:

	June 30, 2023
(dollars in thousands)	Origination Year
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$21,093	$135,238	$—	$156,331
2	$—	$402,204	$419,257	$95,492	$435,379	$157,491	$1,509,823
3	$—	$25,600	$141,796	$17,561	$209,771	$381,085	$775,813
4	$—	$—	$—	$—	$75,201	$265,657	$340,858
5	$—	$—	$—	$—	$137,112	$46,151	$183,263
Total	$—	$427,804	$561,053	$134,146	$992,701	$850,384	$2,966,088

Gross write-offs	$—	$—	$—	$—	$—	$(4,200)	$(4,200)

	December 31, 2022
(dollars in thousands)	Origination Year
Risk Rating	2022	2021	2020	2019	2018	Prior	Total
1	—	—	44,141	186,506	56,880	—	$287,527
2	419,617	512,526	95,560	516,723	193,900	86,238	$1,824,564
3	—	95,061	20,154	234,019	99,311	240,651	$689,196
4	—	—	—	—	135,782	122,788	$258,570
5	—	—	—	157,111	—	50,847	$207,958
Total	$419,617	$607,587	$159,855	$1,094,359	$485,873	$500,524	$3,267,815

Gross write-offs	$—	$—	$—	$—	$—	$—	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 4. Real Estate Owned, Net
On May 16, 2023, the Company acquired legal title to an office property located in Phoenix, AZ pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held for investment, which had been originated in May 2017. As of March 31, 2023, the loan had a risk rating of “5”, was on nonaccrual status and was accounted for under cost-recovery. At the time of acquisition, the loan had an amortized cost and carrying value of $28.2 million and $24.0 million, respectively. During the three months ended June 30, 2023, the Company recognized the property as real estate owned with a carrying value of $24.0 million based on the estimated fair value of the property. This acquisition was accounted for as an asset acquisition under ASC 805.
The Company provisionally allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

(in thousands)	Fair Value Allocation
Land	$9,123
Building	5,638
Tenant improvements	3,596
In-place lease intangibles (1)	5,280
Above-market lease intangibles (1)	401
Below-market lease intangibles (2)	(38)
Total	$24,000
____________________
(1)Included in “Other assets” on the condensed consolidated balance sheets.
(2)Included in “Other liabilities” on the condensed consolidated balance sheets.
The weighted average initial depreciation period for the acquired tenant improvements during the three months ended June 30, 2023 was 1.5 years. The weighted average initial amortization period for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles acquired during the three months ended June 30, 2023 were 1.5 years, 1.9 years, and 3.6 years, respectively.
The Company assumed certain legacy lease arrangements upon the acquisition of the REO. These arrangements entitle the Company to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes.
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive income:

(dollars in thousands)	Three Months Ended	Six Months Ended
Real Estate Owned, Net	June 30, 2023	June 30, 2023
Rental income (1)	$444	$444
Other operating income (1)	18	18
Revenue from real estate owned operations	462	462
Expenses from real estate owned operations	(1,664)	(1,664)
Total	$(1,202)	$(1,202)
___________________
(1)Included in “Revenue from real estate owned operations” on the condensed consolidated statements of income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income:

(dollars in thousands)		Three Months Ended	Six Months Ended
	Income Statement Location	June 30, 2023	June 30, 2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$364	$364
Above-market lease intangibles	Revenue from real estate owned operations	(17)	(17)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	1	1
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(dollars in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Below-market Lease Intangible Liabilities
2023	$1,564	$108	$6
2024	2,007	123	8
2025	589	24	6
2026	498	20	6
2027	58	17	6
Thereafter	200	92	5
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses as of June 30, 2023:

(dollars in thousands)	Contractual Lease Payments
2023	$2,031
2024	2,791
2025	1,341
2026	1,216
2027	227
Thereafter	978
The weighted average minimum remaining term of the non-cancelable leases was approximately 2.0 years as of June 30, 2023.
Note 5. Variable Interest Entities and Securitized Debt Obligations
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Loans held-for-investment	$1,215,977	$1,557,731
Allowance for credit losses	(31,605)	(21,865)
Loans held-for-investment, net	1,184,372	1,535,866
Restricted cash	39,626	5,674
Other assets	9,215	10,396
Total Assets	$1,233,213	$1,551,936
Securitized debt obligations	$999,781	$1,138,749
Other liabilities	1,899	2,279
Total Liabilities	$1,001,680	$1,141,028
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
On March 16, 2023, the Company redeemed the GPMT 2019-FL2 CRE CLO, which at the time of redemption had $98.1 million of investment-grade bonds outstanding. The 11 loans or participation interests therein, with an aggregate principal balance of $269.3 million held by the trust, were refinanced in part by one of the Company’s existing secured financing facilities, whose borrowing capacity was upsized in connection therewith. As a result of the redemption, the Company realized a gain on early extinguishment of debt of approximately $0.3 million.
The following table details the Company’s CRE CLO securitized debt obligations:

(dollars in thousands)	June 30, 2023			December 31, 2022
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,409	$602,588	S+3.8%	$621,409	$607,354	L+/S+3.7%
Financing provided	502,564	499,820	L+1.7%	502,564	499,249	L+1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	637,800	621,410	S+3.8%	677,715	669,279	L+/S+3.9%
Financing provided	499,961	499,961	L+1.8%	539,876	539,892	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets (4)	—	—	—	270,498	264,907	L+ 4.2%
Financing provided	—	—	—	99,300	99,608	L+ 2.7%
Total
Collateral assets	$1,259,209	$1,223,998	S+3.8%	$1,569,622	$1,541,540	L+/S+ 3.9%
Financing provided	$1,002,525	$999,781	L+1.7%	$1,141,740	$1,138,749	L+ 1.8%
____________________
(1)Calculations of all-in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculation of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs. Subsequent to June 30, 2023, the financing provided transitioned from LIBOR to SOFR.
(2)$39.6 million of restricted cash is included as of June 30, 2023. No restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of June 30, 2023. $5.6 million of restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(4)During the six months ended June 30, 2023, the Company redeemed the GPMT 2019-FL2 CRE CLO. No restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 6. Secured Financing Agreements
To finance its loans held-for-investment, the Company has a variety of secured financing arrangements with several counterparties, including repurchase facilities, an asset-specific financing facility and a secured credit facility. The Company’s repurchase facilities are collateralized by loans held-for-investment, REO assets, and certain cash balances. Although the transactions under repurchase facilities represent committed borrowings until maturity, other than with respect to the Company’s Centennial Bank repurchase facility, which provides financing on a non-mark-to-market basis, the other respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase facilities, capital market events, would require the Company to fund margin calls. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The Company’s asset-specific financing and secured credit facilities are also collateralized by loans held-for-investment. Neither facility contains mark-to-market provisions and the asset-specific financing facility is generally term-matched to the underlying assets.
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of June 30, 2023, and December 31, 2022:

	June 30, 2023
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity (2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	$363,289	$111,711	$475,000	$534,891	7.8%
Goldman Sachs Bank USA (3)	July 13, 2024	104,856	145,144	250,000	169,347	7.9%
JPMorgan Chase Bank (4)	June 28, 2024	388,825	36,175	425,000	596,538	8.1%
Citibank	May 25, 2025	208,315	291,685	500,000	267,875	6.8%
Centennial Bank (5)	August 29, 2024	6,847	143,153	150,000	23,421	10.1%
Total/Weighted Average		$1,072,132	$727,868	$1,800,000	$1,592,072
Asset-specific financings	Term Matched	$45,823	$104,177	$150,000	$58,649	7.0%
Secured credit facility	December 21, 2025	$100,000	—	$100,000	$137,112	11.3%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2022
(dollars in thousands)	Maturity Date (1)	Amount Outstanding	Unused Capacity (2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2023	$494,250	$105,750	$600,000	$701,469	7.0%
Goldman Sachs Bank USA (3)	July 13, 2023	66,914	183,086	250,000	93,651	6.5%
JPMorgan Chase Bank	June 28, 2024	132,438	217,562	350,000	211,841	6.7%
Citibank	May 25, 2025	204,593	295,407	500,000	266,179	6.1%
Wells Fargo Bank (6)	June 28, 2023	71,091	—	71,091	111,154	6.3%
Centennial Bank (5)	August 29, 2024	46,280	$103,720	$150,000	101,844	9.3%
Total/Weighted Average		$1,015,566	$905,525	$1,921,091	$1,486,138
Asset-specific financings	Term Matched	$44,913	$105,087	$150,000	$57,629	6.0%
Secured credit facility	December 21, 2025	$100,000	$—	$100,000	$157,112	10.8%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of June 30, 2023, and December 31, 2022.
(3)As of June 30, 2023, and December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)Subsequent to June 30, 2023, the Company entered into a modification of the facility to extend the maturity date to July 28, 2025, with a final maturity of July 28, 2026.
(5)As of June 30, 2023, and December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions. As of June 30, 2023, the outstanding balance was collateralized by real estate owned.
(6)During the three months ended March 31, 2023, the facility was terminated.

At June 30, 2023, and December 31, 2022, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	June 30, 2023
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Secured Credit Facility	Total Amount Outstanding
2023	$—	$45,823	$—	$45,823
2024	863,817	—	—	863,817
2025	208,315	—	100,000	308,315
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	—	—	—
Total	$1,072,132	$45,823	$100,000	$1,217,955

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2022
(in thousands)	Repurchase Facilities	Asset-Specific Financings (1)	Secured Credit Facility	Total Amount Outstanding
2023	$632,255	$44,913	$—	$677,168
2024	178,718	—	—	178,718
2025	204,593	—	100,000	304,593
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	—	—	—
Total	$1,015,566	$44,913	$100,000	$1,160,479
__________________
(1)Maturity date is term matched to the corresponding loans.
(2)Amount outstanding includes unamortized debt issuance costs.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at June 30, 2023, and December 31, 2022:

	June 30, 2023				December 31, 2022
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$363,289	$179,061	19%	1.00	$494,250	$213,855	22%	0.49
JPMorgan Chase Bank	388,825	219,332	24%	1.00	132,438	81,850	8%	1.49
Goldman Sachs Bank USA	104,856	68,746	7%	1.04	66,914	27,594	3%	0.53
Citibank	208,315	61,498	7%	1.90	204,593	63,924	6%	2.40
Wells Fargo Bank	—	—	—%	0.00	71,091	42,447	4%	0.49
Centennial Bank	6,847	17,122	2%	1.17	46,280	55,712	6%	1.66
Total	$1,072,132	$545,759			$1,015,566	$485,382
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across its secured financing agreements as of June 30, 2023:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2023, the Company’s unrestricted cash was $235.8 million, while 5.0% of the Company’s recourse indebtedness was $21.0 million.
•Tangible net worth must be greater than the sum of (i) 75.0% of the Company’s tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after June 28, 2017, which calculates to $931.7 million. As of June 30, 2023, the Company’s tangible net worth was $1.1 billion.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of June 30, 2023, the Company’s target asset leverage ratio was 70.3% and the Company’s total leverage ratio was 69.2%.
•Minimum interest coverage of no less than 1.5:1.0. As of June 30, 2023, the Company’s minimum interest coverage was 1.5:1.0.
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of its business. The Company was in compliance with all of its financial covenants as of June 30,

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
2023, and December 31, 2022, and intends to continue to operate in a manner which complies with all of its financial covenants.
Note 7. Convertible Senior Notes
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due October 1, 2023, or the convertible notes. The net proceeds from the offering were approximately $127.7 million after deducting underwriting discounts and expenses. The convertible notes are unsecured, pay interest semiannually at a rate of 6.375% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The convertible notes will mature on October 1, 2023, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the convertible notes prior to maturity but may be required to repurchase the convertible notes from holders under certain circumstances. As of June 30, 2023, the convertible notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the convertible notes.
The consolidated amount outstanding due on the convertible notes as of June 30, 2023, and December 31, 2022, was $131.4 million and $130.9 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the convertible notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cash coupon	$2,098	$4,119	$4,195	$8,238
Amortization of issuance costs	234	453	448	880
Total interest expense	$2,332	$4,572	$4,643	$9,118
The following table details the carrying value of the convertible notes:

(in thousands)	June 30, 2023	December 31, 2022
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	(234)	(682)
Net carrying value	$131,366	$130,918
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of June 30, 2023, the Company held $1.4 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $1.4 million as of December 31, 2022. In addition, as of June 30, 2023, the Company held $39.6 million in restricted cash representing proceeds from principal paydowns of loans held in the CRE CLOs, compared to $5.6 million as of December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$235,840	$133,132
Restricted cash	41,010	7,033
Total cash, cash equivalents and restricted cash	$276,850	$140,165

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
Recurring Fair Value
As of June 30, 2023, and December 31, 2022, the Company held no assets or liabilities measured at fair value on a recurring basis.
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
As of June 30, 2023, during its quarterly risk rating process the Company assigned a risk rating of “5” to four of its loans held-for-investment with an aggregate outstanding principal balance of $245.6 million and an aggregate carrying value of $183.3 million, and the loans were deemed collateral-dependent. Therefore, the allowance for credit losses associated with these loans was based on the estimation of the fair value of the loans’ underlying property collateral, less costs to sell, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The loans’ collateral properties were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate, discount rate and return on cost assumptions used to forecast the fair value of the underlying real estate collateral, which ranged from 7.00% to 9.50%, from 8.00% to 11.00%, and from 5.75% to 6.25%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
During the three months ended June 30, 2023, the Company acquired legal title of an office property in Phoenix, AZ. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $24.0 million and was determined primarily using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value include the exit capitalization rate, discount rate and return on cost assumptions used to forecast the fair value of the underlying real estate collateral, which ranged from 6.75% to 7.25%, from 9.25% to 9.75%, and from 5.50% to 6.00%, respectively. Refer to Note 4 - Real Estate Owned, Net for further detail.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2023. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$2,966,088	$3,000,294	$3,267,815	$3,270,338
Cash and cash equivalents	$235,840	$235,840	$133,132	$133,132
Restricted cash	$41,010	$41,010	$7,033	$7,033
Liabilities
Repurchase facilities	$1,072,132	$1,072,132	$1,015,566	$1,015,566
Securitized debt obligations	$999,781	$955,825	$1,138,749	$1,093,351
Asset-specific financings	$45,823	$45,823	$44,913	$44,913
Secured credit facility	$100,000	$100,000	$100,000	$100,000
Convertible senior notes	$131,366	$128,715	$130,918	$127,881
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2023:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of June 30, 2023.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to extend credit to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of June 30, 2023, and December 31, 2022, the Company had unfunded loan commitments of $172.0 million and $229.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of June 30, 2023, the Company recognized $4.2 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 11. Preferred Stock
Temporary Equity
The Company issued 10% cumulative redeemable preferred stock on June 28, 2017. The holders of the 10% cumulative redeemable preferred stock were entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the 10% cumulative redeemable preferred stock. The Company redeemed the 10% cumulative redeemable preferred stock on June 30, 2023, at a redemption price of $1,000 per share.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
During the three and six months ended June 30, 2023, the Company paid dividends to the 10% cumulative redeemable preferred stockholder of $24,444 and $49,444, respectively. During the three and six months ended June 30, 2022, the Company paid dividends to the 10% cumulative redeemable preferred stockholder of $25,000 and $50,000, respectively.
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
During the three and six months ended June 30, 2023, and 2022, the Company declared dividends on the Series A Preferred Stock of $3.6 million and $7.3 million, respectively.
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the six months ended June 30, 2023, and 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.40

2022
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.50

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Share Repurchases
On May 9, 2023, the Company announced that its board of directors had authorized the Company to repurchase an additional 5,000,000 shares of the Company’s common stock, which increased the number of shares available for repurchase to 5,157,916 as of June 30, 2023, including 157,916 shares remaining under prior authorization. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended June 30, 2023, no shares were repurchased, and during the six months ended June 30, 2023, the Company repurchased 1,001,338 shares of its common stock for an aggregate cost of $5.1 million. During the three and six months ended June 30, 2022, the Company repurchased 1,539,134 shares of its common stock for an aggregate cost of $15.7 million.
The Company’s board of directors has also authorized the repurchase of shares of restricted stock granted to employees for tax withholding purposes. During the six months ended June 30, 2023, and 2022, the Company repurchased from employees 36,916 and 69,039 shares of its common stock, respectively, for an aggregate cost of $0.02 million and $0.8 million, respectively. During the three months ended June 30, 2023, and 2022, no shares were repurchased from employees.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of June 30, 2023, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three and six months ended June 30, 2023, or 2022.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the six months ended June 30, 2023, and 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
June 22, 2023	July 3, 2023	July 17, 2023	$0.43750
March 16, 2023	April 3, 2023	April 17, 2023	$0.43750
			$0.87500
2022
June 16, 2022	July 1, 2022	July 15, 2022	$0.43750
March 17, 2022	April 1, 2022	April 15, 2022	$0.43750
			$0.87500
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of June 30, 2023, the Company had 7,182,964 shares of common stock available for future issuance under the 2022 Plan.
With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted RSUs and PSUs remain outstanding under the 2017 Plan. As of June 30, 2023, the Company had 1,650,317 shares of common stock available for future issuance under the 2017 Plan.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
compensation cost relating to such awards is recognized as an expense over the awards’ remaining vesting periods.
For the six months ended June 30, 2023, the Company recognized the remaining $47.5 thousand of compensation expense associated with awards of restricted stock, compared to $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively, within compensation and benefits expense on the condensed consolidated statements of income. No compensation expense associated with awards of restricted stock were recognized during the three months ended June 30, 2023. As of June 30, 2023, all awards of restricted stock had vested.
As of June 30, 2023, there was $8.8 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants’ remaining weighted average vesting period of 0.9 years. For the three and six months ended June 30, 2023, the Company recognized $1.7 million and $3.2 million of compensation expense associated with these awards, respectively, compared to $1.5 million and $2.8 million for the three and six months ended June 30, 2022, respectively, within compensation and benefits expense on the condensed consolidated statements of income.
Awards of PSUs have a three-year cliff vesting with the number of performance-based stock units vesting at the end of the three-year period based upon the Company’s performance with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units granted in early 2021 and 2022 may vest at the end of their respective performance periods based (i) 50% against the predetermined internal Company performance goal for “core” return on average equity, or ROAE and (ii) 50% against the Company’s performance ranking for “core” ROAE among a peer group of commercial mortgage REIT companies. Between 0% and 200% of the target number of units granted in March 2023 may vest at the end of the performance period based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
As of June 30, 2023, there was $4.7 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.1 years. For the three and six months ended June 30, 2023, the Company recognized $0.7 million and $1.1 million of compensation expense associated with these awards, respectively, compared to $0.2 million and $0.9 million for the three and six months ended June 30, 2022, respectively, within compensation and benefits expenses on the condensed consolidated statements of income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the three and six months ended June 30, 2023:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2022	92,585	1,238,439	660,434	11.83
Granted	—	1,095,521	734,223	5.04
Vested	(92,585)	(213,304)	—	13.05
Forfeited	—	(114,306)	—	10.84
Outstanding at March 31, 2023	—	2,006,350	1,394,657	8.1
Granted	—	159,561	—	4.81
Vested	—	(51,802)	—	10.32
Forfeited	—	(15,234)	—	11.06
Outstanding at June 30, 2023	—	2,098,875	1,394,657	7.9
Below is a summary of restricted stock, RSU and PSU vesting dates as of June 30, 2023:

Vesting Year	Restricted Stock	RSUs	PSUs	Total Awards
2023	—	—	347,896	347,896
2024	—	849,974	312,538	1,162,512
2025	—	886,100	734,223	1,620,323
2026	—	362,801	—	362,801
Total	—	2,098,875	1,394,657	3,493,532
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 15. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$1,416	$(17,356)	$(36,038)	$(16,345)
Dividends allocated to participating restricted stock units	$(420)	$—	$(821)	$—
Net income (loss) attributable to common stockholders - basic	$996	$(17,356)	$(36,859)	$(16,345)
Net income (loss) attributable to common stockholders - diluted	$996	$(17,356)	$(36,859)	$(16,345)
Denominator:
Weighted average common shares outstanding	51,538,309	53,419,420	51,905,872	53,561,518
Weighted average restricted stock shares	—	92,585	15,345	122,057
Basic weighted average shares outstanding	51,538,309	53,512,005	51,921,217	53,683,575
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	80,763	—	—	—
Diluted weighted average shares outstanding	51,619,072	53,512,005	51,921,217	53,683,575
Earnings (loss) per share
Basic	$0.03	$(0.32)	$(0.69)	$(0.30)
Diluted	$0.03	$(0.32)	$(0.69)	$(0.30)
For the three and six months ended June 30, 2023, and three and six months ended June 30, 2022, excluded from the calculation of diluted earnings per share is the effect of adding back $2.3 million, $4.6 million, and $4.6 million and $9.1 million, respectively, of interest expense related to the Company’s convertible senior notes. For both the three and six months ended June 30, 2023, and 2022, 6,591,765 and 14,065,945, respectively, of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. The number of incremental shares is calculated by applying the treasury stock method. No shares were included for the three and six months ended June 30, 2022, as their inclusion would be antidilutive. For the three months ended June 30, 2023, 80,763 weighted-average unvested RSUs were included in the dilutive earnings per share denominator. No shares were included for the six months ended June 30, 2023, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For both the three and six months ended June 30, 2023, and 2022, 1,393,657 and 660,434 additional weighted-average unvested PSUs, respectively, were excluded in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
Note 16. Subsequent Events
Events subsequent to June 30, 2023, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than the events described below.
Subsequent to June 30, 2023, the Company entered into an amendment of the JPMorgan Chase repurchase facility to extend the initial maturity date to July 28, 2025. Subsequent to June 30, 2023, the Company also entered into amendments of the guaranties provided by the Company in connection with certain of its secured financing arrangements, including its repurchase facilities with Morgan Stanley Bank, Goldman Sachs Bank USA, JPMorgan Chase and Citibank, to modify certain financial covenants.

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
Recent Developments
Macroeconomic Environment
The period over the last several quarters has been characterized by significant volatility in global securities markets driven by investor concerns over high inflation, rapidly rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to undertake monetary policy tightening actions that are likely to create headwinds for economic growth. The ongoing war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.
Inflationary pressures have caused the Federal Reserve to continue to raise interest rates, which has created further uncertainty for the economy, the capital markets and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, generally correlate to increases in our net income, increases in interest rates have and may continue to adversely affect our existing borrowers and cost of financing their properties. Additionally, rising interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. While there is debate among economists as to whether such factors indicate that the U.S. may enter a recession, it remains difficult to predict the full impact on macroeconomic conditions and our business of recent changes and any future changes in interest rates or inflation.
LIBOR Transition
LIBOR has been the subject of regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR.
As of June 30, 2023, all of our loans earned a rate of interest indexed to SOFR and all of our outstanding floating rate arrangements bore interest indexed to SOFR other than our CRE CLO financing arrangements, which transitioned from LIBOR to SOFR subsequent to June 30, 2023.
Second Quarter 2023 Activity
Operating Results:
•Recognized GAAP net income attributable to common stockholders of $1.4 million, or $0.03 per basic share.
•Generated pre-loss Distributable Earnings of $10.2 million, or $0.20 per basic share. Distributable Earnings to common stockholders of $6.0 million, or $0.12 per basic share, which includes the $(4.2) million write-off and excludes the $(5.8) million in non-cash provision for credit losses, $2.4 million of non-cash equity compensation expense and $0.6 million of non-cash depreciation and amortization on real estate owned.
•Recorded an increase to the allowance for credit losses of $1.6 million, for a total allowance of credit losses of $134.6 million, or approximately 4.1% of total loan commitments of $3.3 billion.
•Book value per share of common stock of $13.93, inclusive of $(2.61) per share of total CECL reserve.
•Declared aggregate common stock dividends of $10.7 million, or $0.20 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Funded $17.5 million of prior loan commitments and $0.5 million in protective advances on a senior loan held on nonaccrual status.
•Realized loan repayments, principal paydowns and principal amortization of $206.2 million.
•Acquired through a negotiated deed-in-lieu of foreclosure an office property with an estimated fair value at closing of $24.0 million.

•Maintained a portfolio of 82 loan investments with an aggregate unpaid principal balance of $3.1 billion and total commitments of $3.3 billion, weighted average stabilized LTV at origination of 62.9%, and a weighted average all-in yield at origination of S+4.03%.
Portfolio Financing Activity:
•Extended the maturity of the Morgan Stanley financing facility to June 28, 2024.
•Extended the maturity of the Goldman Sachs financing facility to July 13, 2024.
Available Liquidity
•At June 30, 2023, carried unrestricted cash of $235.8 million, a portion of which is subject to certain liquidity covenants, as well as $39.6 million of restricted cash related to balances in CRE CLOs which can be used for reinvestment of certain loan balances or paydown of outstanding CLO borrowings.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended June 30, 2023, we recorded GAAP net income per basic share of $0.03, declared a cash dividend of $0.20 per share of common stock and reported Distributable Earnings of $0.12 per basic share. Our book value as of June 30, 2023, was $13.93 per share of common stock, inclusive of $(2.61) per share of total CECL reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$1,416	$(13,731)	$(36,038)	$(16,345)
Weighted average number of common shares outstanding	51,538,309	53,512,005	51,921,217	53,683,575
Weighted average number of diluted shares outstanding	51,619,072	53,512,005	51,921,217	53,683,575
Basic earnings (loss) per basic common share	$0.03	$(0.32)	$(0.69)	$(0.30)
Diluted earnings (loss) per basic common share	$0.03	$(0.32)	$(0.69)	$(0.30)
Dividend declared per common share	$0.20	$0.25	$0.40	$0.50
Distributable Earnings
In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income as dividends. Distributable Earnings is intended to over time serve as a general, though imperfect, proxy for our taxable income. As such, Distributable Earnings is considered a key indicator of our ability to generate sufficient income to pay dividends on our common stock, which is the primary focus of income-oriented investors who comprise a meaningful segment of our stockholder base. We believe providing Distributable Earnings on a supplemental basis to our net income and cash flow from operating activities, as determined in accordance with GAAP, is helpful to stockholders in assessing the overall run-rate operating performance of our business.
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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-

recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three and six months ended June 30, 2023, we recorded provision for credit losses of $(5.8) million and $(52.2) million, respectively, which has been excluded from Distributable Earnings, consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the three months ended June 30, 2023, we recorded $(0.6) million in depreciation and amortization on real estate owned and related intangibles, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the six months ended June 30, 2023, we recorded a $0.2 million gain on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time events pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.
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
The following table provides a reconciliation of GAAP net income (loss) attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2023	2022	2023	2022
Reconciliation of GAAP net income (loss) to Distributable Earnings:
GAAP net income (loss) attributable to common stockholders	$1,416	$(17,356)	$(36,038)	$(16,345)
Adjustments for non-distributable earnings:
Provision for (benefit from) credit losses	5,818	13,627	52,228	17,315
Write-offs	(4,200)	—	(4,200)	(10,107)
Recovery of amounts previously written off	—	512	—	512
Depreciation and amortization on real estate owned	562	—	562	—
(Gain) loss on extinguishment of debt	—	13,032	(238)	18,823
Non-cash equity compensation	2,386	1,906	4,341	4,077
Distributable Earnings	$5,982	$11,721	$16,655	$14,275
Distributable Earnings per basic share of common stock	$0.12	$0.22	$0.32	$0.27
Distributable Earnings per diluted share of common stock	$0.12	$0.22	$0.32	$0.27
Basic weighted average common shares	51,538,309	53,512,005	51,921,217	53,683,575
Diluted weighted average common shares	51,619,072	53,512,005	51,921,217	53,683,575
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock:

(in thousands, except share data)	June 30, 2023	December 31, 2022
Stockholders’ equity	$924,322	$983,545
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$718,584	$777,807
Shares:
Common stock	51,570,703	52,258,404
Restricted stock	—	92,585
Total outstanding	51,570,703	52,350,989
Book value per share of common stock	$13.93	$14.86

Book value per share as of June 30, 2023, includes the impact of an estimated allowance for credit losses of $(134.6) million, or $(2.61) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
Loan Portfolio Overview
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
Interest-earning assets include our 100% loan investment portfolio. At June 30, 2023, our loan portfolio was comprised of 82 investments, of which 81 were senior first mortgage loans totaling $3.3 billion of commitments with an unpaid principal balance of $3.1 billion, and one was a subordinated loan totaling $13.6 million in commitments and unpaid principal balance. At June 30, 2023, the weighted average risk rating of our loan portfolio was 2.7, as compared to 2.6 at March 31, 2023, and 2.5 at December 31, 2022, weighted by total unpaid principal balance.
During the three months ended June 30, 2023, we had $17.5 million of additional fundings made under existing loan commitments and $0.5 million of protective advances for property taxes on a senior loan held on nonaccrual status. Proceeds from loan repayments, paydowns, and principal amortization totaled $206.2 million. We generated interest income of $68.8 million and incurred interest expense of $47.0 million, which resulted in net interest income of $21.8 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details.
The following table details our loan activity by unpaid principal balance for the three months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022
Loan originations	$—	$168,741
Other loan fundings (1)	$18,025	$42,979
Deferred interest capitalized	$949	$525
Transfers to real estate owned	$(24,000)	$—
Loan repayments (2)	$(206,173)	$(120,107)
Loan write-offs and realized loan losses	$(4,200)	$—
Total loan activity, net	$(215,399)	$92,138
___________________
(1) Additional fundings made under existing loan commitments and upsizing of loans.
(2) Includes repayment of deferred interest capitalized.
The following table details overall statistics for our loan portfolio as of June 30, 2023:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	82
Total loan commitments	$3,277,347
Unpaid principal balance	$3,105,362
Unfunded loan commitments	$171,984
Carrying value	$2,966,088
Weighted-average cash coupon	S+3.76%
Weighted-average all-in yield	S+4.03%
Stabilized LTV at origination	62.9%

The following table provides detail of our investment portfolio as of June 30, 2023:

(dollars in millions)
Type (1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	All-in Yield at Origination (3)	Original Term (Years) (4)	State	Property Type	Initial LTV (5)	Stabilized LTV (6)
Loans Held-For-Investment
Senior	12/19	$111.1	$109.2	$109.1	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	12/18	96.4	89.3	89.2	S+3.75%	S+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior (7)	08/19	93.1	93.1	93.2	S+2.85%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior (7)	10/19	92.6	92.6	92.6	S+5.05%	S+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/19	89.8	79.7	79.6	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.8	87.1	86.9	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	12/15	86.0	84.1	83.8	S+4.15%	S+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	01/20	81.9	74.3	74.0	S+4.30%	S+3.93%	3.0	CO	Industrial	47.2%	47.5%
Senior	06/19	81.7	81.5	81.4	S+2.69%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/22	77.3	77.3	77.3	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	10/19	76.8	76.8	76.7	S+3.41%	S+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	12/16	67.8	66.0	66.0	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/19	63.7	60.9	60.8	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	63.3	63.0	S+3.05%	S+3.39%	3.0	LA	Multifamily	68.8%	68.6%
Senior	12/18	60.1	59.4	59.3	S+2.90%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	05/22	55.5	44.6	44.3	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior	06/19	54.1	54.1	53.9	S+3.35%	S+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	11/17	53.7	53.7	53.7	S+5.50%	S+5.20%	3.0	TX	Hotel	68.2%	61.6%
Senior	11/21	52.8	48.4	48.2	S+3.40%	S+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	46.7	46.6	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	50.5	50.5	S+5.05%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	03/22	49.9	46.9	46.5	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	08/19	48.2	45.7	45.5	S+3.76%	S+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	08/17	46.7	46.7	46.6	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	07/21	46.4	45.4	45.2	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	43.7	43.4	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.2	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	07/22	45.0	43.8	43.3	S+3.58%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	09/21	44.3	40.6	40.4	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.1	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	07/16	40.5	40.5	40.4	S+4.71%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	12/17	40.2	39.4	39.3	S+4.75%	S+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	04/22	40.2	37.0	36.9	S+4.65%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	05/21	38.9	35.5	35.4	S+3.33%	S+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	11/18	37.1	37.1	37.1	S+3.60%	S+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/19	36.5	36.2	36.1	S+3.33%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/20	34.9	18.1	18.1	S+5.25%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	05/18	34.8	34.8	34.8	S+3.18%	S+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	12/18	34.2	33.4	33.2	S+4.11%	S+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	08/19	33.5	30.3	30.3	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	30.6	30.5	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/16	32.7	32.7	32.7	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior (7)	05/17	31.8	31.9	31.8	S+5.40%	S+5.97%	3.0	TX	Office	68.7%	65.1%
Senior	04/22	31.8	29.7	29.6	S+3.35%	S+3.73%	3.0	GA	Multifamily	75.1%	67.1%
Senior	03/19	30.6	28.1	28.0	S+3.75%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	05/18	29.4	29.4	29.3	S+5.00%	S+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	04/22	28.6	26.2	26.0	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior (7)	12/18	28.0	28.0	28.0	S+3.90%	S+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	01/19	27.6	26.9	26.8	S+3.00%	S+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	03/22	27.2	24.1	23.8	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	27.0	25.6	25.5	S+3.40%	S+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.6	26.5	S+3.20%	S+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	01/18	25.7	25.7	25.6	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	10/21	25.7	25.7	25.5	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	03/20	25.1	22.1	22.0	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	08/19	25.0	23.9	23.9	S+2.71%	S+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.6	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%

Senior	09/21	24.4	23.4	23.2	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	12/21	24.4	20.4	20.3	S+3.91%	S+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	07/17	24.3	24.3	24.2	S+4.50%	S+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	05/21	23.3	18.6	18.5	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/22	22.9	19.8	19.7	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	06/18	22.8	19.5	19.5	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	10/15	22.6	22.6	22.5	S+4.12%	S+5.76%	3.0	MO	Hotel	73.2%	57.8%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.5	21.5	21.4	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	07/21	21.4	21.4	21.4	S+3.30%	S+3.63%	3.0	GA	Multifamily	77.0%	68.7%
Senior	05/21	20.6	19.9	19.8	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/19	20.4	20.4	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	11/18	19.0	17.3	17.2	S+3.26%	S+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	07/19	18.5	16.1	16.0	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	17.1	17.0	16.9	S+4.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	06/21	16.7	14.2	14.1	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	08/17	15.4	12.4	12.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	06/19	14.6	11.0	11.0	S+4.01%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	08/21	14.5	14.0	14.0	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	07/18	14.3	10.0	10.0	S+4.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	08/18	14.2	14.2	14.2	S+2.98%	S+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Mezzanine	01/17	13.6	13.6	13.6	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.8	S+3.05%	S+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Senior	10/19	11.8	4.1	4.1	S+2.81%	S+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	01/18	8.4	6.6	6.6	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(130.4)
Total/Weighted Average Loans		$3,277.3	$3,105.4	$2,966.1	S+3.76%	S+4.03%	3.2			66.1%	62.9%

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
(7)Loan was held on nonaccrual status as of June 30, 2023.

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
The map and charts below illustrate the geographic distribution and types of properties securing our loan portfolio as of June 30, 2023 (the charts are weighted by unpaid principal balance):

MN, 5.5%
WI, 0.6%
MI, 0.2%
NY, 9.7%
MA, 4.7%
CT, 2.0%
PA, 2.2%
NJ, 2.4%
OH, 0.6%
IL, 7.2%
IN, 0.5%
CA, 11.0%
CO, 3.5%
MO, 0.7%
VA, 3.0%
KY, 1.7%
NC, 1.9%
TN, 3.5%
AZ, 0.8%
OK, 0.8%
SC, 0.9%
GA, 8.1%
AL, 2.1%
TX, 14.7%
LA, 5.3%
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings:

(dollars in thousands)	June 30, 2023			December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	5	$158,427	$156,331	8	$291,236	$287,527
2	43	1,541,383	1,509,823	52	1,857,744	1,824,564
3	24	797,189	775,813	21	697,532	689,196
4	6	362,744	340,858	5	268,236	258,570
5	4	245,619	183,263	4	247,258	207,958
Total	82	$3,105,362	$2,966,088	90	$3,362,006	$3,267,815
As of June 30, 2023, the weighted average risk rating of our loan portfolio was 2.7, versus 2.6 as of March 31, 2023, and 2.5 as of December 31, 2022, weighted by unpaid principal balance. The change in portfolio risk rating as of June 30, 2023 versus December 31, 2022 is mainly a result of changes in portfolio mix from the loan payoffs and paydowns and select loan rating downgrades partially offset by select loan rating upgrades.
During the three months ended June 30, 2023, as part of our quarterly risk rating process, we downgraded two loans from a risk rating of "3" to "4". We downgraded a $37.1 million first mortgage loan collateralized by a mixed-use office and retail property located in Los Angeles, CA. We also downgraded a $79.8 million first mortgage loan collateralized by an office property located in Chicago, IL. The risk ratings for both loans were lowered due to the ongoing challenges in the office sector and property specific operating trends.
Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications may include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled payments. In exchange for a modification, we often receive a partial repayment of principal, an accrual of deferral interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or additional loan fees. None of our loan modifications resulted in a significant modification during the three months ended June 30, 2023.
Other Portfolio Developments
On May 16, 2023, we acquired legal title to an office property located in Phoenix, AZ pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held for investment, which had been originated in May 2017. As of March 31, 2023, the loan had a risk rating of “5”, was on nonaccrual status and was accounted for under cost-recovery. At the time of acquisition, the loan had an amortized cost and carrying value of $28.2 million and $24.0 million, respectively. During the three months ended June 30, 2023, we recognized the property as real estate owned with a carrying value of $24 million based on the estimated fair value of the property. This acquisition was accounted for as an asset acquisition under ASC 805.
Portfolio Financing
As of June 30, 2023, our portfolio financing consisted of repurchase, asset-specific financing, and secured credit facilities collateralized by a portion of our loans held-for-investment and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 52.0% of portfolio loan-level financing as of June 30, 2023.

The following table details our portfolio loan-level financing as of June 30, 2023, and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
CRE CLOs	$999,781	$1,138,749
Asset-specific financing facility	45,823	44,913
Secured credit facility	100,000	100,000
Secured repurchase agreement (non-mark-to-market)	6,847	46,280
Total non-mark-to-market financing	1,152,451	1,329,942
Secured repurchase agreements (mark-to-market)	1,065,285	969,286
Total portfolio financing	$2,217,736	$2,299,228
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of June 30, 2023, and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Loans held-for-investment	$2,948,784	$3,236,745
Restricted cash	39,626	5,674
Total	$2,988,410	$3,242,419
Secured Repurchase Agreements
As of June 30, 2023, we had repurchase facilities in place with five counterparties with aggregate outstanding borrowings of $1.1 billion, which financed a portion of our loans held-for-investment and real estate owned. As of June 30, 2023, the weighted average borrowing rate on our repurchase facilities was 7.8%, the weighted average advance rate was 66.3%, and the term to maturity ranged from 364 days to approximately 1.9 years, with a weighted average remaining maturity of 1.0 years.
The table below details our secured repurchase facilities as of June 30, 2023:

	June 30, 2023
(in thousands)	Maturity Date (1)	Committed	Amount Outstanding	Unused Capacity (2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	No	$363,289	$111,711	$475,000
Goldman Sachs Bank USA (3)	July 13, 2024	No	$104,856	$145,144	$250,000
JPMorgan Chase Bank (4)	June 28, 2024	No	$388,825	$36,175	$425,000
Citibank	May 25, 2025	No	$208,315	$291,685	$500,000
Centennial Bank (5)	August 29, 2024	No	$6,847	$143,153	$150,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of June 30, 2023.
(3)As of June 30, 2023, we retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)Subsequent to June 30, 2023, we entered into a modification of the facility to extend the maturity date to July 28, 2025.
(5)As of June 30, 2023, we retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions. As of June 30, 2023, the outstanding balance was collateralized by real estate owned.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At June 30, 2023, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $1.0 billion of outstanding borrowings, financing 38 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, of $1.3 billion. As of June 30, 2023, our CRE CLOs financed 39.3% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds. On March 16, 2023, we redeemed the GPMT 2019-FL2 CRE CLO, which at its redemption had $98.1 million of outstanding borrowings. As a result of the redemption, we realized a gain on early extinguishment of debt of approximately $0.3 million.
The following table details our CRE CLO securitized debt obligations:

(dollars in thousands)	June 30, 2023
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets (2)	$621,409	$602,588	S+ 3.8%
Financing provided	502,564	499,820	L+ 1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets (3)	637,800	621,410	S+3.8%
Financing provided	499,961	499,961	L+1.8%
Total
Collateral assets	$1,259,209	$1,223,998	S+3.8%
Financing provided	$1,002,525	$999,781	L+1.7%
______________________________________________________________________________________________________
(1)Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs. Subsequent to June 30, 2023, the financing provided transitioned from LIBOR to SOFR.
(2)$39.6 million is included as of June 30, 2023. No restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of June 30, 2023. $5.6 million of restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
Asset-Specific Financing
In April 2019, we entered into a $150 million asset-specific financing facility to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us.
The following table details the outstanding borrowings under our asset-specific financing facility as of June 30, 2023:

(dollars in thousands)	June 30, 2023
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$59,380	$58,649	S+3.4%
Borrowings outstanding	45,823	45,823	S+1.8%
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
The following table details the outstanding borrowings under our asset-specific financing facility as of June 30, 2023:

(dollars in thousands)	June 30, 2023
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$185,723	$137,112	S+3.6%
Borrowings outstanding	100,000	100,000	S+6.5%
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
Corporate Financing
Convertible Senior Notes
We redeemed for cash $143.8 million in convertible senior notes at maturity on December 1, 2022. As of June 30, 2023, the total outstanding amount due on convertible senior notes was $131.6 million. The notes are unsecured and pay interest semiannually at a rate of 6.375% per annum. As of June 30, 2023, these notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes.
As of June 30, 2023, the following convertible senior notes were outstanding:

(dollars in thousands)	June 30, 2023
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Convertible Senior Notes Maturing 2023	$131,600	$131,366	6.4%	7.2%	October 1, 2023
______________________________________________________________________________________________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, secured financing facility, term financing facility, CRE CLOs, senior secured term loan facilities, secured credit facility and convertible senior notes for the three months ended June 30, 2023, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended June 30, 2023	$2,395,784	$2,349,102	$2,434,097
For the Three Months Ended March 31, 2023	$2,451,213	$2,507,932	$2,507,932
For the Three Months Ended December 31, 2022	$2,609,762	$2,430,146	$2,739,201
For the Three Months Ended September 30, 2022	$2,824,626	$2,739,202	$2,892,033
For the Three Months Ended June 30, 2022	$3,017,504	$3,014,659	$3,051,406

Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements generally require us to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of June 30, 2023
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $21.0 million.	Unrestricted cash of $235.8 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) 75.0% of tangible net worth as of June 28, 2017, and (ii) 75.0% of net cash proceeds of equity issuances after June 28, 2017, which calculates to $931.7 million.
Tangible net worth of $1.1 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 70.3%; Total leverage ratio of 69.2%
Interest Coverage	Interest coverage ratio of no less than 1.5:1.0	Interest coverage of 1.5:1.0
We were in compliance with all financial covenants as of June 30, 2023. Subsequent to June 30, 2023, we entered into amendments of the guaranties we provided in connection with certain of our secured financing arrangements, including our repurchase facilities with Morgan Stanley Bank, Goldman Sachs Bank USA, JPMorgan Chase Bank and Citibank, to modify certain financial covenants.
Leverage Ratios
As of June 30, 2023, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.3:1.0, and our recourse leverage ratio was 1.2:1.0.
The following table represents our recourse leverage ratio and total leverage ratio as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Recourse leverage ratio (1)	1.2	1.2
Total leverage ratio (2)	2.3	2.3
____________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of June 30, 2023, 98.5% of our loan investments by carrying value earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.7 billion. As of June 30, 2023, 1.5% of our loan investments by carrying value earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of June 30, 2023:

(in thousands)	Net Exposure
Floating rate assets (1)	$2,922,774
Floating rate liabilities (1)(2)	2,217,736
Net floating rate exposure	$705,038
____________________
(1)As of June 30, 2023, all of our floating rate assets and liabilities were indexed to SOFR, other than CRE CLO liabilities, which transitioned from LIBOR to SOFR subsequent to June 30, 2023.
(2)Floating rate liabilities include our outstanding repurchase facilities, asset-specific financing facility, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,209,141	$65,941	8.2%	$3,274,094	$130,958	8.0%
Subordinated loans	13,657	276	8.1%	13,690	550	8.0%
Total loan interest income/net asset yield	$3,222,798	$66,217	8.2%	$3,287,784	$131,508	8.0%
Other - Interest on cash and cash equivalents		2,609			4,037
Total interest income		$68,826			$135,545
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)(4)	$2,284,745	$44,487	7.8%	$2,287,989	$85,824	7.5%
Subordinated loans	8,202	167	8.1%	8,222	325	7.9%
Other:
Convertible senior notes	131,288	2,332	7.1%	131,174	4,643	7.1%
Total interest expense/cost of funds	$2,424,235	46,986	7.8%	$2,427,385	90,792	7.5%
Net interest income/spread		$21,840	0.4%		$44,753	0.5%

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(dollars in thousands)	Average Balance		Interest Income/Expense (1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense (1)	Net Yield/Cost of Funds
Interest-earning assets (2)
Loans held-for-investment
Senior loans (3)	$3,868,746		$48,700	5.0%	$3,828,245	$95,639	5.0%
Subordinated loans	14,394		356	9.9%	14,601	715	9.8%
Total loan interest income/net asset yield	$3,883,140	3883140000	$49,056	5.1%	$3,842,846	$96,600	5.0%
Other - Interest on cash and cash equivalents			223			246
Total interest income			$49,279			$96,846
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans (3)	$2,644,499		$21,805	3.3%	$2,580,059	$38,133	3.0%
Subordinated loans	8,350		80	3.8%	8,369	147	3.5%
Other:
Senior secured term loan facilities	273,669		4,572	6.7%	273,448	9,118	6.7%
Convertible senior notes	34,460		886	10.3%	72,006	3,754	10.4%
Total interest expense/cost of funds	$2,960,978		27,343	3.7%	$2,933,882	51,152	3.5%
Net interest income/spread			$21,936	1.4%		$45,694	1.5%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(4)Included in collateralized borrowings is the Centennial repurchase facility with an outstanding balance $6.8 million as shown in Note 6 - Secured Financing Agreements, which became collateralized by real estate owned on May 16 2023. During the three and six months ended June 30, 2023, the facility had an average balance collateralized by real estate owned of $3.4 million and $1.7 million, respectively. During the three and six months ended June 30, 2023, the facility accrued interest expense of $87.7 thousand while collateralized by real estate owned.

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
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. Investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. This dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types, which are a significant source of our overall liquidity and could make it more difficult for us to originate new loan investments.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means, which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates may affect our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. To the extent that our financing costs are determined by reference to floating rates, such as SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In response to the inflationary pressures, over the last couple of years the Federal Reserve has approved multiple increases to its federal funds rate target range. Any additional increases could adversely affect our results of operations and financial condition. In a period of rising interest rates, our interest expense on floating rate borrowings would increase, while, in certain circumstances, rate floors on our floating rate loan investments could limit the growth of our interest income. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
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

Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended June 30, 2023, and March 31, 2023
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended June 30, 2023, and March 31, 2023:

(in thousands)	Three Months Ended
Income Statement Data:	June 30, 2023	March 31, 2023	Q2’23 vs Q1’23
Interest income:	(unaudited)
Loans held-for-investment	$66,217	$65,291	$926
Cash and cash equivalents	2,609	1,428	1,181
Total interest income	68,826	66,719	$2,107
Interest expense:
Repurchase facilities	22,872	19,772	3,100
Securitized debt obligations	17,888	18,051	(163)
Convertible senior notes	2,332	2,311	21
Term financing facility	—	—	—
Asset-specific financings	819	743	76
Secured credit facility	3,075	2,929	146
Senior secured term loan facilities	—	—	—
Total interest expense	46,986	43,806	3,180
Net interest income	21,840	22,913	(1,073)
The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in benchmark market short-term interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizings, repayments and when certain loans are placed on nonaccrual status.
Interest Income
Interest income for the three months ended June 30, 2023, increased to $68.8 million from $66.7 million for the three months ended March 31, 2023, mainly due to an increase in short-term interest rates, partially offset by a lower average balance of our interest-earning assets.
Interest Expense
Interest expense for the three months ended June 30, 2023, increased to $47.0 million from $43.8 million for the three months ended March 31, 2023, mainly due to an increase in short-term interest rates and higher interest expense associated with certain of our financing agreements.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three and six months ended June 30, 2023, and March 31, 2023:

	Three Months Ended June 30,	Three Months Ended March 31,
(in thousands)	2023	2023
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(6,161)	$(46,116)
Other liabilities	343	(294)
Total (provision for) benefit from credit losses	$(5,818)	$(46,410)
During the three months ended June 30, 2023, we recorded a provision for credit losses of $(5.8) million as compared to $(46.4) million for the three months ended March 31, 2023. The decrease in the provision for credit losses was primarily driven by recording an increase in the allowance for collateral-dependent loans during the three months ended March 31, 2023, that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans have been affected by an increasingly uncertain macroeconomic outlook which includes weakening in credit fundamentals, reduced liquidity in the capital markets especially for certain property types such as office assets located in underperforming markets, and inflationary expectations resulting in meaningfully higher interest rates, resulting in slowing of business plan execution and reduced market liquidity impacting the borrowers’ ability to either sell or refinance their properties.
Revenue from REO operations
During the three months ended June 30, 2023, we recorded revenue from REO operations of $0.5 million. No revenue from REO was generated during the three months ended March 31, 2023.
Expenses
The following table presents the components of expenses for the three months ended June 30, 2023, and March 31, 2023:

	Three Months Ended June 30,	Three Months Ended March 31,
(dollars in thousands)	2023	2023
Compensation and benefits	$6,209	$5,912
Servicing expenses	$1,320	$1,378
Expenses from real estate owned operations	$1,664	$—
Other operating expenses	$2,180	$3,271
Annualized total operating expense ratio, excluding expenses from real estate owned operations	4.1%	4.3%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.1%	3.5%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits for the three months ended June 30, 2023, increased primarily due to higher compensation accruals as compared to the three months ended March 31, 2023. Servicing expenses for the three months ended June 30, 2023, were relatively stable as compared to the prior quarter. Expenses from real estate owned operations increased due to the acquisition of REO during the three months ended June 30, 2023. Other operating expenses declined as compared to the prior quarter mainly due to lower legal and advisory fees. Our operating expense ratio during the three months ended June 30, 2023, modestly declined as compared to the three months ended March 31, 2023.
Comparison of the Six Months Ended June 30, 2023, and June 30, 2022
Net Interest Income
The following table presents the components of interest income and interest expense for the six months ended June 30, 2023, and June 30, 2022:

(in thousands)	Six Months Ended
Income Statement Data:	June 30, 2023	June 30, 2022	1H’23 vs 1H’22
Interest income:	(unaudited)
Loans held-for-investment	$131,508	$96,354	$35,154
Cash and cash equivalents	4,037	246	3,791
Total interest income	135,545	96,600	38,945
Interest expense:			—
Repurchase facilities	42,644	15,388	27,256
Securitized debt obligations	35,939	20,576	15,363
Convertible senior notes	4,643	9,118	(4,475)
Term financing facility	—	1,713	(1,713)
Asset-specific financings	1,562	604	958
Secured credit facility	6,004	—	6,004
Senior secured term loan facilities	—	3,754	(3,754)
Total interest expense	90,792	51,153	39,639
Net interest income	44,753	45,447	(694)
The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in benchmark market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizings and repayments.

Interest Income
Interest income for the six months ended June 30, 2023, increased to $135.5 million from $96.6 million for the six months ended June 30, 2022, mainly due to an increase in short-term interest rates, partially offset by a lower average balance of our interest-earning assets and higher average balance of nonaccrual loans.
Interest Expense
Interest expense for the six months ended June 30, 2023, increased to $90.8 million from $51.2 million for the six months ended June 30, 2022, mainly due to an increase in short-term interest rates and the higher-cost secured credit facility, partially offset by a lower average balance on the senior secured term financing facilities, term financing facility and convertible senior notes.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the six months ended June 30, 2023, and June 30, 2022:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2023	2022
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(52,277)	$(16,490)
Other liabilities	49	(1,337)
Recoveries of amounts previously written off	—	512
Total (provision for) benefit from credit losses	$(52,228)	$(17,315)
During the six months ended June 30, 2023, we recorded a provision for credit losses of $(52.2) million as compared to $(17.3) million during the six months ended June 30, 2022. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for collateral-dependent loans during the six months ended June 30, 2023, that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans have been affected by an increasingly uncertain macroeconomic outlook which includes weakening in credit fundamentals, reduced liquidity in the capital markets especially for certain property types such as office assets located in underperforming markets, and inflationary expectations resulting in meaningfully higher interest rates, resulting in slowing of business plan execution and reduced market liquidity impacting the borrowers’ ability to either sell or refinance their properties.
Gain (Loss) on Extinguishment of Debt
Gains on extinguishment of debt for the six months ended June 30, 2023, were $0.2 million mainly due to the redemption of the GPMT 2019-FL2 CRE CLO, partially offset by the termination of the Wells Fargo repurchase facility, compared to losses on extinguishment of debt for the six months ended June 30, 2022 of $(18.8) million comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs related to the term financing facility and senior secured term loan facilities.
Revenue from REO operations
During the six months ended June 30, 2023, we recorded revenue from REO operations of $0.5 million. No revenue from REO was generated during the six months ended June 30, 2022.
Expenses
The following table presents the components of expenses for the six months ended June 30, 2023, and June 30, 2022:

	Six Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Compensation and benefits	$12,121	$11,586
Servicing expenses	$2,698	$2,961
Expenses from real estate owned operations	$1,664	$—
Other operating expenses	$5,451	$4,799
Annualized total operating expense ratio, excluding expenses from real estate owned operations	4.2%	3.6%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.3%	2.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans and other operating expenses. Compensation and benefits increased during the six months ended June 30, 2023, mainly due to higher compensation accruals as compared to the six months ended June 30, 2022. Servicing expenses for the six months ended June 30, 2023, were relatively stable as compared to the six months ended June 30, 2022. Expenses from real estate owned operations increased during the six months ended June 30, 2023 due to the acquisition of REO. Other operating expenses increased as compared to the six months ended June 30, 2022, mainly due to higher legal and advisory expenses. Our operating expense ratio during the six months ended June 30, 2023, increased as compared to the six months ended June 30, 2022, mainly due to higher other operating expenses and lower average equity.
Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of June 30, 2023, our capitalization included $0.1 billion of corporate debt and $2.2 billion of loan-level financing. Our loan-level financing as of June 30, 2023, is generally term-matched or matures in 2024 or later, and includes $1.1 billion of secured repurchase agreements, $1.0 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, $45.8 million of asset-specific financing facility and a $100.0 million secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations, Note 6 – Secured Financing Agreements and Note 7 – Convertible Senior Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations; our secured financing facilities; and our secured convertible senior notes, respectively.
Leverage
From March 31, 2023, to June 30, 2023, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.5:1.0 to 2.3:1.0, mainly driven by the reduction in total equity. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our sources of liquidity as of June 30, 2023:

(in thousands)	June 30, 2023
Cash and cash equivalents	$235,840
Approved but unused borrowing capacity on financing facilities	—
Total	$235,840
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

We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of June 30, 2023. See Note 12 – Stockholders’ Equity to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.
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
We remain focused on actively managing our balance sheet and enhancing our liquidity position to best position us for the market environment, satisfy our loan future funding and financing obligations and to make new investments, which we expect will cause us to take, and in some instances has already caused us to take, some or all of the following actions: raise capital from offerings of equity and/or debt securities, on a public or private basis; borrow additional capital; post additional collateral; sell assets; and/or change our dividend policy, which we will continue to evaluate in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain our REIT status. At any given time and from time to time we may be evaluating or pursuing one or more transactions, including, but not limited to, loan sales, capital markets activities and other sources of funding, to improve our liquidity or to refinance our debt or may otherwise seek transactions to reduce our interest expense or leverage and extend our debt maturities, which transactions, depending on market conditions and other factors, could result in actual losses and/or otherwise negatively impact our results of operations in one or more periods.
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $2.3 billion of outstanding borrowings under our repurchase facilities, collateralized loan obligations, asset-specific financing facility, secured credit facility and convertible senior notes; $172.0 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
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
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, secured credit facility, securitized debt obligations, and convertible senior notes, net of deferred debt issuance costs, as of June 30, 2023, and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Within one year	1,451,833	$1,338,194
One to three years	897,269	1,091,952
Three to five years	—	—
Five years and over	—	—
Total	$2,349,102	$2,430,146

Cash Flows
For the six months ended June 30, 2023, our restricted and unrestricted cash and cash equivalents balance increased approximately $136.7 million, to $276.9 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the six months ended June 30, 2023, operating activities increased our cash balances by approximately $26.4 million, primarily driven by net income after removing non-cash provision, and equity compensation.
•Cash flows from investing activities. For the six months ended June 30, 2023, investing activities increased our cash balances by approximately $231.3 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the six months ended June 30, 2023, financing activities decreased our cash balances by approximately $121.0 million, primarily driven by the refinance of the collateral loans held in the GPMT 2019-FL2 CRE CLO, partially offset by principal payments on repurchase agreements, the redemption of the GPMT 2019-FL2 CRE CLO, and the redemption of the 10% cumulative preferred stock.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to the inflationary pressures, over the last couple of years the Federal Reserve has approved multiple increases to its federal funds rate target range. Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
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
Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments, as well as seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Credit risk is also addressed through our ongoing review, and our investment portfolio is monitored for variance from underwritten and expected results on a monthly basis, with more intense analysis and oversight done on a quarterly basis. Nevertheless, unanticipated credit losses, including as a result of inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, could occur and could adversely impact our operating results.

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
In response to the inflationary pressures, over the last couple of years the Federal Reserve has approved multiple increases to its federal funds rate target range. Such increases in interest rates have increased, and may continue to increase, our interest expense, which may not be fully offset by any increases in interest income, and may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.
As of June 30, 2023, approximately 98.5% of our portfolio by carrying value earned a floating rate of interest. The remaining approximately 1.5% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2023. All changes in value are measured as the change from our June 30, 2023, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,142	$571	$(609)	$(1,218)
Repurchase facilities	(447)	(223)	223	447
Securitized debt obligations	(418)	(209)	209	418
Asset-specific financings	(19)	(10)	10	19
Secured financing facility	(42)	(21)	21	42
Convertible senior notes	(263)	(131)	131	262
Total net assets	$(47)	$(23)	$(15)	$(30)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(5,682)	$(2,841)	$2,841	$5,682

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2023. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Extension Risk
We manage our assets based on a variety of assumptions and estimates, including among others, assumptions regarding the rate at which the borrowers will prepay our loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured financing agreements. The current macroeconomic, commercial real estate and capital markets disruptions have resulted in, and will likely continue to result in, a decrease in prepayment rates and an increase in the number of our borrowers who exercise loan extension options. In addition, higher interest rates imposed by the Federal Reserve to address inflationary pressures have led to, and may continue to lead to, a decrease in prepayment speeds and an increase in the number of our borrowers who exercise loan extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Amendment No. 12 to Master Repurchase and Securities Agreement, dated as of April 24, 2023, by and between Morgan Stanley Bank N. A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.2
Supplemental Indenture No. 1, dated as of June 27, 2023, by and among GPMT 2021-FL3, Ltd., GPMT 2021-FL3 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (filed herewith).

10.3
Supplemental Indenture No. 1, dated as of June 27, 2023, by and among GPMT 2021-FL4, Ltd., GPMT 2021-FL4 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (filed herewith).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2023, filed with the SEC on August 8, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 8, 2023	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 8, 2023	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)