Form 10-Q
period 2023-09-30
Granite Point Mortgage Trust Inc.
filed 2023-11-07
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 2, 2023, there were 51,577,841 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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
•the economic and geopolitical impacts of the Hamas-Israel and Russia-Ukraine conflicts, including the adoption or expansion of economic sanctions or trade restrictions;
•reduced demand for office, multifamily or retail space, including as a result of hybrid work schedules which allow work from remote locations other than the employer's office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;
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
•natural disasters, such as hurricanes, earthquakes, wildfires and floods, including climate change-related risks; acts of war and/or terrorism; pandemics or outbreaks of infectious disease; and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Loans held-for-investment	$2,908,855	$3,350,150
Allowance for credit losses	(145,297)	(82,335)
Loans held-for-investment, net	2,763,558	3,267,815
Loans held-for-sale, net	14,980	—
Cash and cash equivalents	257,592	133,132
Restricted cash	25,955	7,033
Real estate owned, net	17,527	—
Accrued interest receivable	12,964	13,413
Other assets	38,045	32,708
Total Assets (1)	$3,130,621	$3,454,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$921,348	$1,015,566
Securitized debt obligations	999,536	1,138,749
Asset-specific financings	45,823	44,913
Secured credit facility	100,000	100,000
Convertible senior notes	131,600	130,918
Dividends payable	14,336	14,318
Other liabilities	27,233	24,967
Total Liabilities (1)	2,239,876	2,469,431
Commitments and Contingencies (see Note 10)
10.00% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized	—	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 51,577,841 and 52,350,989 shares issued and outstanding, respectively	516	524
Additional paid-in capital	1,202,151	1,202,315
Cumulative earnings	80,968	130,693
Cumulative distributions to stockholders	(393,097)	(350,069)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	890,620	983,545
Non-controlling interests	125	125
Total Equity	$890,745	$983,670
Total Liabilities and Stockholders’ Equity	$3,130,621	$3,454,101
____________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At September 30, 2023, and December 31, 2022, assets of the VIEs totaled $1,240,229 and $1,551,936, respectively, and liabilities of the VIEs totaled $1,001,731 and $1,141,028, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans held-for-investment	$63,848	$52,121	$195,356	$148,475
Cash and cash equivalents	2,839	714	6,876	960
Total interest income	66,687	52,835	202,232	149,435
Interest expense:
Repurchase facilities	21,986	15,098	64,630	30,486
Secured credit facility	3,178	—	9,182	—
Securitized debt obligations	18,414	14,416	54,353	34,992
Convertible senior notes	2,332	4,585	6,975	13,703
Term financing facility	—	—	—	1,713
Asset-specific financings	862	442	2,424	1,046
Senior secured term loan facilities	—	—	—	3,754
Total interest expense	46,772	34,541	137,564	85,694
Net interest income	19,915	18,294	64,668	63,741
Other (loss) income:
Revenue from real estate owned operations	1,056	—	1,518	—
Provision for credit losses	(31,008)	(35,442)	(83,236)	(52,757)
Gain (loss) on extinguishment of debt	—	—	238	(18,823)
Fee income	81	—	81	954
Total other (loss) income	(29,871)	(35,442)	(81,399)	(70,626)
Expenses:
Compensation and benefits	5,044	4,953	17,165	16,539
Servicing expenses	1,331	1,336	4,029	4,297
Expenses from real estate owned operations	2,233	—	3,897	—
Other operating expenses	2,358	2,068	7,809	6,867
Total expenses	10,966	8,357	32,900	27,703
Income (loss) before income taxes	(20,922)	(25,505)	(49,631)	(34,588)
Provision for (benefit from) income taxes	15	(1)	94	11
Net income (loss)	(20,937)	(25,504)	(49,725)	(34,599)
Dividends on preferred stock	3,600	3,626	10,850	10,876
Net income (loss) attributable to common stockholders	$(24,537)	$(29,130)	$(60,575)	$(45,475)
Basic earnings (loss) per weighted average common share	$(0.48)	$(0.56)	$(1.17)	$(0.85)
Diluted earnings (loss) per weighted average common share	$(0.48)	$(0.56)	$(1.17)	$(0.85)
Weighted average number of shares of common stock outstanding:
Basic	51,577,143	52,350,989	51,805,265	53,234,498
Diluted	51,577,143	52,350,989	51,805,265	53,234,498

Net income (loss) attributable to common stockholders	$(24,537)	$(29,130)	$(60,575)	$(45,475)
Comprehensive income (loss)	$(24,537)	$(29,130)	$(60,575)	$(45,475)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	171,518	(284,285)	1,013,058	125	1,013,183
Net income	—	—	—	—	—	4,636	—	4,636	—	4,636
Issuance of preferred stock, net of offering costs	—	—	3,633,000	36	87,485	—	—	87,521	—	87,521
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(798)	—	—	(798)	—	(798)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.25 per share	—	—	—	—	—	—	(13,770)	(13,770)	—	(13,770)
Non-cash equity award compensation	135,151	1	—	—	2,170	—	—	2,171	—	2,171
Balance, March 31, 2022	53,855,577	539	8,229,500	82	1,213,274	176,154	(301,680)	1,088,369	125	1,088,494
Net (loss) income	—	—	—	—	—	(13,731)	—	(13,731)	—	(13,731)
Repurchase of common stock	(1,539,134)	(15)	—	—	(15,699)	—	—	(15,714)	—	(15,714)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(114)	—	—	(114)	—	(114)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(13,382)	(13,382)	—	(13,382)
Non-cash equity award compensation	34,546	—	—	—	1,906	—	—	1,906	—	1,906
Balance, June 30, 2022	52,350,989	524	8,229,500	82	1,199,367	162,423	(318,687)	1,043,709	125	1,043,834
Net (loss) income	—	—	—	—	—	(25,504)	—	(25,504)	—	(25,504)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(13,412)	(13,412)	—	(13,412)
Non-cash equity award compensation	—	—	—	—	2,349	—	—	2,349	—	2,349
Balance, September 30, 2022	52,350,989	524	8,229,500	82	1,201,716	136,919	(335,725)	1,003,516	125	1,003,641

Balance, December 31, 2022	52,350,989	524	8,229,500	82	1,202,315	130,693	(350,069)	983,545	125	983,670
Net (loss) income	—	—	—	—	—	(33,829)	—	(33,829)	—	(33,829)
Repurchase of common stock	(1,001,338)	(10)	—	—	(5,108)	—	—	(5,118)	—	(5,118)
Restricted stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(652)	—	—	(652)	—	(652)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,706)	(10,706)	—	(10,706)
Non-cash equity award compensation	213,304	2	—	—	1,953	—	—	1,955	—	1,955
Balance, March 31, 2023	51,526,039	515	8,229,500	82	1,198,272	96,864	(364,400)	931,333	125	931,458
Net income	—	—	—	—	—	5,041	—	5,041	—	5,041
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(77)	—	—	(77)	—	(77)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,736)	(10,736)	—	(10,736)
Non-cash equity award compensation	44,664	1	—	—	2,385	—	—	2,386	—	2,386
Balance, June 30, 2023	51,570,703	516	8,229,500	82	1,200,580	101,905	(378,761)	924,322	125	924,447
Net (loss) income	—	—	—	—	—	(20,937)	—	(20,937)	—	(20,937)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,736)	(10,736)	—	(10,736)
Non-cash equity award compensation	7,138	—	—	—	1,571	—	—	1,571	—	1,571
Balance, September 30, 2023	51,577,841	516	8,229,500	82	1,202,151	80,968	(393,097)	890,620	125	890,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(49,725)	$(34,599)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(6,954)	(10,014)
Amortization of deferred debt issuance costs	6,399	9,977
Provision for credit losses	83,236	52,757
(Gain) loss on extinguishment of debt	(274)	11,307
Amortization of equity-based compensation	5,912	6,426
Proceeds received from deferred interest capitalized on loans held-for-investment	359	4,069
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	449	(340)
Decrease (increase) in other assets	(242)	2,276
Increase (decrease) in other liabilities	3,256	(1,092)
Net cash provided by operating activities	42,416	40,767
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(54,787)	(449,844)
Proceeds from loan sales	—	43,714
Proceeds from repayment of loans held-for-investment	442,746	581,669
Increase in other assets, due from servicer on repayments of loans held-for-investment	—	(4,248)
Net cash provided by investing activities	387,959	171,291
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	453,185	746,713
Principal payments on repurchase facilities	(547,641)	(228,034)
Principal payments on securitized debt obligations	(139,753)	(457,416)
Repayment of senior secured term loan facilities	—	(150,000)
Proceeds from asset-specific financings	910	1,291
Repayment of term financing facility	—	(129,099)
Payment of debt issuance costs	(3,600)	(7,398)
Proceeds from issuance of preferred stock, net of offering costs	—	87,521
Tax withholding on restricted stock and RSUs	(966)	(1,736)
Repurchase of common stock	(5,118)	(15,714)
Redemption of cumulative redeemable preferred stock	(1,000)	—
Dividends paid on preferred stock	(10,851)	(7,968)
Dividends paid on common stock	(32,159)	(40,855)
Net cash used in financing activities	(286,993)	(202,695)
Net increase (decrease) in cash, cash equivalents and restricted cash	143,382	9,363
Cash, cash equivalents, and restricted cash at beginning of period	140,165	204,293
Cash, cash equivalents, and restricted cash at end of period	$283,547	$213,656
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$134,780	$83,391
Cash paid for taxes	$836	$440
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$14,980	$—
Dividends declared but not paid at end of period	$14,336	$17,023
Transfers from loans held-for-investment to real estate owned	$24,000	$—
Deferred financing costs, not yet paid	$1,063	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed commercial real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset-specific financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT”. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act of 1940, or the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2023, and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2023, should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2023. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2023.
Real Estate Owned
As part of its portfolio management strategy to maximize an economic outcome from a defaulted loan, the Company may assume legal title or physical possession of the underlying collateral property through foreclosure or the execution of a deed-in-lieu of foreclosure. Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned, or REO. The Company’s basis in REO and related acquired assets is equal to the estimated fair value of the collateral on the acquisition date and allocated within Real estate owned, Other assets and Other liabilities on the Company’s condensed consolidated balance sheets. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon acquisition, the difference is recorded through the provision for credit losses in the Company’s condensed consolidated statements of comprehensive income. Upon acquisition, the Company allocates the fair value of REO to land and land improvements, building and building improvements, tenant improvements, intangible assets and intangible liabilities, as applicable.
As of September 30, 2023, REO and related acquired assets, except for land, are depreciated using the straight-line method over estimated useful lives as follows:

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
REO is initially measured at fair value and is thereafter subject to an impairment assessment on a quarterly basis. Subsequent to a REO acquisition, events or circumstances may occur that may result in a material and sustained decrease in the cash flows generated from the property. REO is evaluated for recoverability when impairment indicators are identified. Any impairment losses and gains or losses on sale are included in the Company’s condensed consolidated statements of comprehensive income. Revenue and expenses from REO operations are included in the condensed consolidated statements of comprehensive income within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable.
Recently Issued and/or Adopted Accounting Standards
Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The new guidance is based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. As it relates to Accounting Standards Codification, or ASC, 326-20, the Company is now allowed to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, and by year of origination in the vintage disclosures. On January 1, 2023, the Company adopted ASU 2022-02 on a prospective basis and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
The London Interbank Offered Rate, or LIBOR, has been the subject of regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified the Secured Overnight Financing Rate, or SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. As of September 30, 2023, all of the Company’s floating rate loans and outstanding related financings earned a rate of interest indexed to SOFR.
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
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2023, and December 31, 2022:

	September 30, 2023
(dollars in thousands)	Senior Loans(1)	B-Notes	Total
Unpaid principal balance	$2,904,156	$13,573	$2,917,729
Unamortized (discount) premium	(24)	—	(24)
Unamortized net deferred origination fees	(8,850)	—	(8,850)
Allowance for credit losses	(144,867)	(430)	(145,297)
Carrying value	$2,750,415	$13,143	$2,763,558
Unfunded commitments	$142,056	$—	$142,056
Number of loans	76	1	77
Weighted average coupon(2)	8.2%	8.0%	8.2%
Weighted average years to maturity(3)	0.7	3.3	0.7

	December 31, 2022
(dollars in thousands)	Senior Loans(1)	B-Notes	Total
Unpaid principal balance	$3,348,242	$13,764	$3,362,006
Unamortized (discount) premium	(48)	—	(48)
Unamortized net deferred origination fees	(11,808)	—	(11,808)
Allowance for credit losses	(81,768)	(567)	(82,335)
Carrying value	$3,254,618	$13,197	$3,267,815
Unfunded commitments	$229,607	$—	$229,607
Number of loans	89	1	90
Weighted average coupon(2)	6.3%	8.0%	6.3%
Weighted average years to maturity(3)	1.0	4.1	1.0
____________________
(1)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Weighted average coupon inclusive of the impact of nonaccrual loans.
(3)Based on contractual maturity date. Certain loans are subject to contractual extension options with such conditions stipulated in the applicable loan documents. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment fee. The Company may also extend contractual maturities in connection with certain loan modifications.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	September 30, 2023		December 31, 2022
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,209,011	43.7%	$1,348,205	41.3%
Multifamily	899,530	32.5%	1,008,177	30.9%
Hotel	181,080	6.6%	337,264	10.3%
Retail	272,768	9.9%	303,266	9.3%
Industrial	113,685	4.1%	185,337	5.6%
Other	87,484	3.2%	85,566	2.6%
Total	$2,763,558	100.0%	$3,267,815	100.0%

(dollars in thousands)	September 30, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$733,757	26.6%	$834,985	25.5%
Southwest	581,431	21.0%	675,288	20.7%
West	345,232	12.5%	519,244	15.9%
Midwest	440,726	15.9%	546,030	16.7%
Southeast	662,412	24.0%	692,268	21.2%
Total	$2,763,558	100.0%	$3,267,815	100.0%
At September 30, 2023, and December 31, 2022, loans held-for-investment with a carrying value, net of allowance for credit losses, of $2.8 billion and $3.2 billion, respectively, collateralized the Company’s secured financing agreements and CRE CLOs. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, and Note 6 - Secured Financing Agreements, for further detail.
Loan Portfolio Activity
During the three and nine months ended September 30, 2023, the Company funded $20.7 million and $56.1 million, respectively, of prior commitments and upsizings and did not originate any new mortgage loans. Additionally, the Company received $174.2 million and $396.6 million of full loan repayments, and partial paydowns and amortization of $3.3 million and $46.5 million, for total loan repayments, paydowns and amortization of $177.5 million and $443.1 million during the three and nine months ended September 30, 2023, respectively. During the three months ended September 30, 2023, the Company transferred to a loan to held-for-sale with an unpaid principal balance of $31.9 million, incurring a write-off of $(16.8) million at the time of transfer. During the nine months ended September 30, 2023, the Company converted a loan to REO with an unpaid principal balance of $28.2 million, incurring a write-off at the time of conversion of $(4.2) million.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,966,088	$3,830,014	$3,267,815	$3,741,308
Originations, additional fundings, upsizing of loans and capitalized deferred interest	21,698	72,435	58,878	457,545
Repayments	(177,482)	(346,737)	(443,105)	(585,227)
Loan sales	—	—	—	(43,714)
Transfers to loans held-for-sale	(14,980)	—	(14,980)	—
Transfers to real estate owned	—	—	(24,000)	—
Net discount accretion (premium amortization)	3	3	23	19
Increase in net deferred origination fees	(250)	(1,454)	(1,282)	(6,012)
Amortization of net deferred origination fees	116	1,475	4,121	8,307
Provision for credit losses	(31,635)	(35,331)	(83,912)	(51,821)
Balance at end of period	$2,763,558	$3,520,405	$2,763,558	$3,520,405
Allowance for Credit Losses
To estimate and recognize an allowance for credit losses on loans held-for-investment and the related unfunded commitments, the Company continues to use a third-party licensed probability-weighted analytical model. The Company employs third-party licensed quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, unemployment rates, interest rates, values of real estate properties and other factors, including the lagging effects of the pandemic, geopolitical and banking system instability, the Federal Reserve monetary policy impacts on the U.S. economy, and commercial real estate markets generally. Significant inputs to the Company’s estimate of the allowance for credit losses include loan-specific factors such as debt-service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. Additionally, there are a number of significant assumptions and qualitative factors included when determining the Company’s estimates, including, but not limited to, macroeconomic conditions and general portfolio trends. As part of the quarterly review of the portfolio, the Company assesses the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing the current expected credit loss, or CECL, reserve.
In certain instances, for loans with unique risk and credit characteristics, such as collateral-dependent loans, the Company may assess such loans individually and instead elect to employ different methods to estimate an allowance for credit losses. A loan is determined to be collateral dependent if the Company determines that foreclosure of the collateral is probable, or a loan is expected to be substantially repaid through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. Such determination requires the use of significant management judgment and can be based on several factors subject to uncertainty. For collateral-dependent loans that are individually assessed, the allowance for credit losses estimate is determined by using the difference between the underlying collateral’s fair value estimate as of the measurement date (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. The collateral’s estimated fair value is determined using broadly accepted and standard real estate valuation techniques (most commonly, a discounted cash flow model and/or real estate sales comparables), which may involve a variety of assumptions and unobservable inputs that are inherently uncertain and subjective in nature.
Determining the appropriateness of the allowance for credit losses is complex and requires judgment by management about the effect of matters that are inherently uncertain. Evaluations of the loan portfolio in future periods, given the prevailing forecasts, credit factors and market conditions, may result in significant changes to the Company's estimate of the allowance for credit losses.
During the three months ended September 30, 2023, the Company recorded an increase of $14.8 million to its allowance for credit losses on loans held-for-investment bringing the total allowance on loans held-for-investment to $145.3 million as of September 30, 2023. The increase to the Company’s allowance for credit losses was primarily due to an increase of (i) $18.0 million related to three loans: two office properties and one hotel property that had been previously individually assessed in accordance with ASU 2016-13, due to further deterioration of local market fundamentals and various resolution processes related to these loans, (ii) $13.6 million related to a mixed-use office and retail property that was individually assessed during the quarter, partially offset by a decrease of (i) $8.9 million resulting from a $16.8 million write-off on a transfer to held-for-

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
sale of one office loan that had been previously individually assessed, and (ii) $7.9 million resulting from loan repayments and other general factors in calculating the CECL reserve.
During the nine months ended September 30, 2023, the Company recorded an increase of $62.9 million to its allowance for credit losses as of September 30, 2023. The increase to the Company’s allowance for credit losses was primarily due to an increase of (i) $22.4 million related to two loans: one hotel property and one mixed-use office and retail property individually assessed in accordance with ASU 2016-13 during the nine months ended September 30, 2023, (ii) $34.0 million related to two office properties that had been previously individually assessed in accordance with ASU 2016-13, due to further deterioration of local market fundamentals and various resolution processes related to these loans, (iii) $17.1 million from more adverse macroeconomic forecasts and other loan specific assumptions employed in estimating the general CECL reserve, partially offset by a decrease of (i) $5.9 million resulting from a $16.8 million write-off on a transfer to held-for-sale of one office loan and (ii) a $4.2 million write-off attributable to an office property converted to REO, as described above.
The allowance for credit losses related to the Company’s loans held-for-investment is deducted from the amortized cost basis of related loans, while the allowance for credit losses related to off-balance sheet unfunded commitments on existing loans is recorded as a component of other liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2023, the Company recognized $3.6 million in other liabilities related to the allowance for credit losses on unfunded commitments, resulting in a total allowance for credit losses of $148.9 million, and recorded a benefit from credit losses of $0.6 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, due to a decrease in unfunded commitments, resulting in a total provision for credit losses of $(31.0) million and $(83.2) million for the three and nine months ended September 30, 2023, respectively. Changes in the provision for credit losses for both loans held-for-investment and their related unfunded commitments are recognized through net (loss) income on the Company’s condensed consolidated statements of comprehensive income.
As of September 30, 2023, the Company had four collateral-dependent loans with an aggregate principal balance of $250.9 million, for which the Company recorded an allowance for credit losses of $85.1 million. Two collateral-dependent loans were first mortgage loans secured by office properties, one first mortgage loan was secured by a hotel property, and one first mortgage loan was secured by a mixed-use office and retail property, each of which were individually assessed in accordance with ASU 2016-13 during the three months ended September 30, 2023. See Note 9 - Fair Value, for further detail. These four loans were on nonaccrual status as of September 30, 2023. The collateral properties securing these loans have been significantly impacted by an increasingly uncertain macroeconomic and commercial real estate market outlook, which includes weakening in credit fundamentals; capital markets volatility and reduced liquidity, especially for certain property types, such as office assets located in underperforming markets; and meaningfully higher cost of capital driven by significant increases in interest rates. These macroeconomic and market factors have resulted in slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans.
Additionally, as of September 30, 2023, the Company had one collateral-dependent loan with a principal balance of $66.0 million secured by an office property, for which the Company recorded no allowance for credit losses as the collateral’s estimated fair value exceeded the carrying value of the loan and past due interest, and therefore the Company continues to accrue interest. During the three months ended September 30, 2023, the loan maturity date of July 9, 2023, passed without extension and the Company determined that the repayment of the loan is expected to be substantially through the borrower’s sale of the collateral property and the borrower is in financial difficulty. Accordingly, the Company individually assessed the loan in accordance with ASU 2016-13. See Note 9 - Fair Value, for further detail.
The following table presents the changes for the three and nine months ended September 30, 2023, and 2022 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$130,412	$47,280	$82,335	$40,897
Provision for (benefit from) credit losses	31,635	35,331	83,912	52,333
Write-off	(16,750)	—	(20,950)	(10,107)
Recoveries of amounts previously written off	—	—	—	(512)
Balance at end of period	$145,297	$82,611	$145,297	$82,611
Nonaccrual Loans
Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or earlier when determined not to be probable of full collection of contractual payments. Interest income recognition is suspended when loans

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
are placed on nonaccrual status. As of September 30, 2023, the Company had four senior loans with a total unpaid principal balance of $250.9 million and carrying value of $165.9 million that were held on nonaccrual status. No other loans were held on nonaccrual status as of September 30, 2023.
During the three months ended September 30, 2023, a first mortgage loan with a principal balance of $37.1 million collateralized by a mixed-use office and retail property located in Los Angeles, CA, was downgraded from a risk rating of “4” to a risk rating of “5” as the collateral property’s operating performance has been adversely affected by the ongoing leasing market challenges related to work from home trends and local submarket dynamics, capital markets volatility and other factors (see “Loan Risk Ratings” below). The Company held this loan on nonaccrual status as of September 30, 2023.
During the three months ended September 30, 2023, a senior loan with an outstanding principal balance of $31.8 million and collateralized by an office property located in Dallas, TX was transferred to loans held-for-sale. The loan had previously been placed on nonaccrual status and had a risk rating of “5”. The Company recognized a write-off of $(16.8) million in the allowance for credit losses on loans held-for-investment related to the transfer, which reflects an incremental $(7.9) million provision for credit losses recorded at the time of transfer during the three months ended September 30, 2023. Subsequent to September 30, 2023, on October 16, 2023, the loan sale was finalized with no additional losses incurred. See Note 16 - Subsequent Events, for further detail.
During the nine months ended September 30, 2023, the Company converted a senior loan that had an outstanding principal balance of $28.2 million to real estate owned. The loan had been previously placed on nonaccrual status. The Company recognized a write-off of $(4.2) million in the allowance for credit losses on loans held-for-investment related to the transfer. See Note 4 - Real Estate Owned, Net, for further detail.
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Nonaccrual loan carrying value at beginning of period	$183,263	$188,839	$207,958	$145,370
Addition of nonaccrual loan carrying value	$23,480	$103,076	$46,750	$192,399
Reduction of nonaccrual loan carrying value	$(40,881)	$(12,656)	$(88,846)	$(58,510)
Nonaccrual loan carrying value at end of period	$165,862	$279,259	$165,862	$279,259
The following tables summarize the aging analysis of accrued interest past due on the carrying value of the Company’s loans held-for-investment as of September 30, 2023, and December 31, 2022:

(in thousands)	Days Outstanding as of September 30, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans held-for-investment:
Senior loans	$2,518,585	$23,480	$—	$208,350	$231,830	$2,750,415	$65,968
Subordinated loans	13,143	—	—	—	—	13,143	—
Total	$2,531,728	$23,480	$—	$208,350	$231,830	$2,763,558	$65,968

(in thousands)	Days Outstanding as of December 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans held-for-investment:
Senior loans	$3,072,536	$—	$—	$182,082	$182,082	$3,254,618	$—
Subordinated loans	13,197	—	—	—	—	13,197	—
Total	$3,085,733	$—	$—	$182,082	$182,082	$3,267,815	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As discussed above, as of September 30, 2023, the Company had one office loan with a principal balance of $66.0 million, whose maturity passed without extension, and for which the Company determined that the loans collateral’s estimated fair value exceeded the carrying value of the loan and past due interest. The Company deemed probable that the repayment of the loan and its past due interest is expected to be substantially satisfied through the borrower’s sale of the collateral property, which was under contract to be sold as of September 30, 2023. The loan remained on accrual status as of September 30, 2023. Given the volatile and uncertain market conditions, there may be no assurances that the borrower’s sale of the collateral property will be completed as currently contemplated under the terms of the purchase and sale agreement.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan’s maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or fees. For the three and nine months ended September 30, 2023, none of the Company’s loan modifications resulted in a significant modification.
Loan Risk Ratings
The Company’s primary credit quality indicators are its risk ratings. The Company evaluates the credit quality of each loan at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors considered in the assessment include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, collateral performance, loan structure and exit plan, origination LTV, project sponsorship and other factors deemed necessary. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined as follows:
1 –Lower Risk
2 –Average Risk
3 –Acceptable Risk
4 –Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of probability of principal loss.
5 –Loss Likely: A loan that has a significantly increased probability of principal loss.

The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of September 30, 2023, and December 31, 2022:

(dollars in thousands)	September 30, 2023			December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	5	$134,655	$133,874	8	$291,236	$287,527
2	40	1,419,862	1,391,937	52	1,857,744	1,824,564
3	23	784,320	767,944	21	697,532	689,196
4	5	328,023	303,941	5	268,236	258,570
5	4	250,869	165,862	4	247,258	207,958
Total	77	$2,917,729	$2,763,558	90	$3,362,006	$3,267,815
As of September 30, 2023, the weighted average risk rating of the Company’s loan portfolio was 2.7, versus 2.5 as of December 31, 2022, weighted by unpaid principal balance. The change in portfolio risk rating as of September 30, 2023, versus December 31, 2022, is mainly a result of changes in portfolio mix from loan payoffs and paydowns and select loan rating downgrades, including one loan downgraded to a “5”, partially offset by the transfer of a previously “5” rated loan to loans held-for-sale, as described above.
The following table presents the carrying value of loans held-for-investment as of September 30, 2023, and December 31, 2022, by risk rating and year of origination:

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	September 30, 2023
(dollars in thousands)	Origination Year
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$62,992	$21,715	$49,167	$—	$133,874
2	—	405,438	339,076	21,948	522,000	103,475	1,391,937
3	—	25,584	143,927	22,197	217,849	358,387	767,944
4	—	—	—	—	74,170	229,771	303,941
5	—	—	—	—	123,112	42,750	165,862
Total	$—	$431,022	$545,995	$65,860	$986,298	$734,383	$2,763,558

Gross write-offs	$—	$—	$—	$—	$—	$(20,950)	$(20,950)

	December 31, 2022
(dollars in thousands)	Origination Year
Risk Rating	2022	2021	2020	2019	2018	Prior	Total
1	$—	$—	$44,141	$186,506	$56,880	$—	$287,527
2	419,617	512,526	95,560	516,723	193,900	86,238	1,824,564
3	—	95,061	20,154	234,019	99,311	240,651	689,196
4	—	—	—	—	135,782	122,788	258,570
5	—	—	—	157,111	—	50,847	207,958
Total	$419,617	$607,587	$159,855	$1,094,359	$485,873	$500,524	$3,267,815

Gross write-offs	$—	$—	$—	$—	$—	$—	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 4. Real Estate Owned, Net
On May 16, 2023, the Company acquired legal title to an office property located in Phoenix, AZ pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held for investment, which had been originated in May 2017. As of March 31, 2023, the loan had a risk rating of “5”, was on nonaccrual status and was accounted for under cost-recovery. At the time of acquisition, the loan had an amortized cost and carrying value of $28.2 million and $24.0 million, respectively. During the nine months ended September 30, 2023, the Company recognized the property as real estate owned with a carrying value of $24.0 million based on the estimated fair value of the property. This acquisition was accounted for as an asset acquisition under ASC 805.
The Company provisionally allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

(in thousands)	Fair Value Allocation
Land	$9,123
Building	5,638
Tenant improvements	3,596
In-place lease intangibles(1)	5,280
Above-market lease intangibles(1)	401
Below-market lease intangibles(2)	(38)
Total	$24,000
____________________
(1)Included in “Other assets” on the condensed consolidated balance sheets.
(2)Included in “Other liabilities” on the condensed consolidated balance sheets.
The weighted average initial depreciation period for the acquired tenant improvements during the nine months ended September 30, 2023, was 1.5 years. The weighted average initial amortization period for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles acquired during the nine months ended September 30, 2023, were 1.5 years, 1.9 years, and 3.6 years, respectively.
The Company assumed certain legacy lease arrangements upon the acquisition of the REO. These arrangements entitle the Company to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes.
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023:

(dollars in thousands)	Three Months Ended	Nine Months Ended
Real Estate Owned, Net	September 30, 2023	September 30, 2023
Rental income(1)	$1,017	$1,461
Other operating income(1)	39	57
Revenue from real estate owned operations	1,056	1,518
Expenses from real estate owned operations(2)	(2,233)	(3,897)
Total	$(1,177)	$(2,379)
___________________
(1)Included in “Revenue from real estate owned operations” on the condensed consolidated statements of income.
(2)Includes $1.4 million and $2.0 million of depreciation and amortization for the three and nine months ended September 30, 2023, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2023:

(dollars in thousands)		Three Months Ended	Nine Months Ended
	Income Statement Location	September 30, 2023	September 30, 2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$784	$1,148
Above-market lease intangibles	Revenue from real estate owned operations	(55)	(72)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	6	7
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(dollars in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Below-market Lease Intangible Liabilities
2023	$808	$54	$2
2024	1,979	123	6
2025	589	24	6
2026	498	20	6
2027	58	17	6
Thereafter	200	92	5
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses as of September 30, 2023:

(dollars in thousands)	Contractual Lease Payments
2023	$996
2024	3,122
2025	1,730
2026	1,605
2027	616
Thereafter	1,399
The weighted average minimum remaining term of the non-cancelable leases was approximately 2.2 years as of September 30, 2023.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Loans held-for-investment	$1,231,479	$1,557,731
Allowance for credit losses	(25,024)	(21,865)
Loans held-for-investment, net	1,206,455	1,535,866
Restricted cash	22,940	5,674
Other assets	10,834	10,396
Total Assets	$1,240,229	$1,551,936
Securitized debt obligations	$999,536	$1,138,749
Other liabilities	2,195	2,279
Total Liabilities	$1,001,731	$1,141,028
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
The following table details the Company’s CRE CLO securitized debt obligations:

(dollars in thousands)	September 30, 2023			December 31, 2022
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$621,409	$602,977	S+3.8%	$621,409	$607,354	L+/S+3.7%
Financing provided	502,564	500,113	S+1.8%	502,564	499,249	L+1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	637,263	626,418	S+3.8%	677,715	669,279	L+/S+3.9%
Financing provided	499,423	499,423	S+1.9%	539,876	539,892	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets(4)	—	—	—	270,498	264,907	L+ 4.2%
Financing provided	—	—	—	99,300	99,608	L+ 2.7%
Total
Collateral assets	$1,258,672	$1,229,395	S+3.8%	$1,569,622	$1,541,540	L+/S+ 3.9%
Financing provided	$1,001,987	$999,536	S+1.8%	$1,141,740	$1,138,749	L+ 1.8%
____________________
(1)Calculations of all-in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculation of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs. During the three months ended September 30, 2023, the financing provided transitioned from LIBOR to SOFR.
(2)$22.9 million of restricted cash is included as of September 30, 2023. No restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of September 30, 2023. $5.6 million of restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(4)During the nine months ended September 30, 2023, the Company redeemed the GPMT 2019-FL2 CRE CLO. No restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 6. Secured Financing Agreements
To finance its loans held-for-investment, the Company has a variety of secured financing arrangements with several counterparties, including repurchase facilities, an asset-specific financing facility and a secured credit facility. The Company’s repurchase facilities are typically collateralized by loans held-for-investment, loans held-for-sale, REO assets, and certain cash balances. Although the transactions under repurchase facilities represent committed borrowings until maturity, other than with respect to the Company’s Centennial Bank repurchase facility, which provides financing on a non-mark-to-market basis, the other respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase facilities, capital market events, would require the Company to fund margin calls. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The Company’s asset-specific financing and secured credit facilities are also typically collateralized by loans held-for-investment. Neither facility contains mark-to-market provisions and the asset-specific financing facility is generally term-matched to the underlying assets.
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of September 30, 2023, and December 31, 2022:

	September 30, 2023
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	$246,196	$228,804	$475,000	$374,085	8.0%
Goldman Sachs Bank USA(3)	July 13, 2024	99,856	150,144	250,000	173,005	8.1%
JPMorgan Chase Bank(4)	July 28, 2025	367,672	57,328	425,000	553,757	8.4%
Citibank	May 25, 2025	200,595	299,405	500,000	269,645	7.1%
Centennial Bank(5)	August 29, 2024	7,029	142,971	150,000	21,957	10.3%
Total/Weighted Average		$921,348	$878,652	$1,800,000	$1,392,449
Asset-specific financings	Term Matched	$45,823	$104,177	$150,000	$59,582	7.1%
Secured credit facility	December 21, 2025	$100,000	—	$100,000	$123,112	11.8%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2022
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2023	$494,250	$105,750	$600,000	$701,469	7.0%
Goldman Sachs Bank USA(3)	July 13, 2023	66,914	183,086	250,000	93,651	6.5%
JPMorgan Chase Bank	June 28, 2024	132,438	217,562	350,000	211,841	6.7%
Citibank	May 25, 2025	204,593	295,407	500,000	266,179	6.1%
Wells Fargo Bank(6)	June 28, 2023	71,091	—	71,091	111,154	6.3%
Centennial Bank(5)	August 29, 2024	46,280	103,720	150,000	101,844	9.3%
Total/Weighted Average		$1,015,566	$905,525	$1,921,091	$1,486,138
Asset-specific financings	Term Matched	$44,913	$105,087	$150,000	$57,629	6.0%
Secured credit facility	December 21, 2025	$100,000	$—	$100,000	$157,112	10.8%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of September 30, 2023, and December 31, 2022.
(3)As of September 30, 2023, and December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of September 30, 2023, the outstanding balance was collateralized by loans held-for-investment and one loan held-for-sale. Subsequent to September 30, 2023, the Company entered into a modification of the facility to increase the maximum facility capacity amount to $525 million.
(5)As of September 30, 2023, and December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions. As of September 30, 2023, the outstanding balance was collateralized by real estate owned, inclusive of $4.5 million in other assets and liabilities related to acquired leases. See Note 4 - Real Estate Owned, Net, for further detail.
(6)During the nine months ended September 30, 2023, the facility was terminated.

At September 30, 2023, and December 31, 2022, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	September 30, 2023
(in thousands)	Repurchase Facilities	Asset-Specific Financings(1)	Secured Credit Facility	Total Amount Outstanding
2023	$—	$45,823	$—	$45,823
2024	353,081	—	—	353,081
2025	568,267	—	100,000	668,267
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	—	—	—
Total	$921,348	$45,823	$100,000	$1,067,171

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2022
(in thousands)	Repurchase Facilities	Asset-Specific Financings(1)	Secured Credit Facility	Total Amount Outstanding
2023	$632,255	$44,913	$—	$677,168
2024	178,718	—	—	178,718
2025	204,593	—	100,000	304,593
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	—	—	—
Total	$1,015,566	$44,913	$100,000	$1,160,479
__________________
(1)Maturity date is term matched to the corresponding loans.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at September 30, 2023, and December 31, 2022:

	September 30, 2023				December 31, 2022
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$246,196	$134,690	15%	0.75	$494,250	$213,855	22%	0.49
JPMorgan Chase Bank	367,672	197,874	22%	1.83	132,438	81,850	8%	1.49
Goldman Sachs Bank USA	99,856	75,709	8%	0.79	66,914	27,594	3%	0.53
Citibank	200,595	73,197	8%	1.65	204,593	63,924	6%	2.40
Wells Fargo Bank	—	—	—%		71,091	42,447	4%	0.49
Centennial Bank	7,029	16,939	2%	0.92	46,280	55,712	6%	1.66
Total	$921,348	$498,409			$1,015,566	$485,382
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across its secured financing agreements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of September 30, 2023, the Company’s unrestricted cash was $257.6 million, while 5.0% of the Company’s recourse indebtedness was $19.1 million.
•Tangible net worth must be greater than the sum of (i) $816.9 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after August 3, 2023. As the Company has not had any equity issuances after August 3, 2023, tangible net worth must be greater than $816.9 million. As of September 30, 2023, the Company’s tangible net worth was $1.0 billion.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of September 30, 2023, the Company’s target asset leverage ratio was 69.9% and the Company’s total leverage ratio was 68.3%.
•Minimum interest coverage of no less than 1.3:1.0 through June 30, 2024. As of September 30, 2023, the Company’s minimum interest coverage was 1.5:1.0. Subsequent to June 30, 2024, the Company will be required to maintain minimum interest coverage of no less than 1.4:1.0.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of its business. The Company was in compliance with all of its financial covenants as of September 30, 2023, and December 31, 2022, and intends to continue to operate in a manner which complies with all of its financial covenants.
Note 7. Convertible Senior Notes
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due October 1, 2023, or the convertible notes. The convertible notes were unsecured, paid interest semiannually at a rate of 6.375% per annum and were convertible at the option of the holder into shares of the Company’s common stock. Subsequent to September 30, 2023, the Company redeemed for cash the convertible senior notes at maturity, and none of the notes remained outstanding. See Note 16 - Subsequent Events, for further detail.
The consolidated amount outstanding due on the convertible notes as of September 30, 2023, and December 31, 2022, was $131.6 million and $130.9 million, respectively, net of deferred issuance costs.
The following table details the interest expense related to the convertible notes for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash coupon	$2,098	$4,119	$6,293	$12,357
Amortization of issuance costs	234	466	682	1,346
Total interest expense	$2,332	$4,585	$6,975	$13,703
The following table details the carrying value of the convertible notes as of September 30, 2023, and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Principal outstanding	$131,600	$131,600
Less: Unamortized issuance costs	—	(682)
Net carrying value	$131,600	$130,918
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of September 30, 2023, the Company held $3.0 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $1.4 million as of December 31, 2022. In addition, as of September 30, 2023, the Company held $22.9 million in restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs, compared to $5.6 million as of December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$257,592	$133,132
Restricted cash	25,955	7,033
Total cash, cash equivalents and restricted cash	$283,547	$140,165

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
Recurring Fair Value
As of September 30, 2023, and December 31, 2022, the Company held no assets or liabilities measured at fair value on a recurring basis.
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
As of September 30, 2023, during its quarterly risk rating process the Company assigned a risk rating of “5” to four of its loans held-for-investment with an aggregate outstanding principal balance of $250.9 million and the loans were deemed collateral-dependent. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The loans’ collateral properties were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate, discount rate and return on cost assumptions used to forecast the fair value of the underlying real estate collateral, which ranged from 7.00% to 10.00%, from 8.00% to 12.00%, and from 5.75% to 6.25%, respectively. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Additionally, as of September 30, 2023 the Company deemed a loan held-for-investment with an outstanding principal balance of $66.0 million to be collateral-dependent due to the loan maturity date of July 9, 2023 passing without extension and the Company has determined that the repayment of the loan is expected to be substantially through the borrower’s sale of the collateral property and the borrower is in financial difficulty. Therefore, the allowance for credit losses associated with this loan was based on the estimate of the fair value of the loan’s underlying property collateral, less costs to sell, and the loan is measured at fair value on a nonrecurring basis and is classified as a Level 3 asset in the fair value hierarchy. The estimate of the loan’s underlying property collateral was determined using the estimated proceeds from the borrower’s sale of the collateral property, less the estimated costs to sell the property. Refer to Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, for further detail.
During the nine months ended September 30, 2023, the Company acquired legal title of an office property in Phoenix, AZ. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $24.0 million and was determined primarily using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value include the exit capitalization rate, discount rate and return on cost assumptions used to forecast the fair value of the underlying real estate collateral, which ranged from 6.75% to 7.25%, from 9.25% to 9.75%, and from 5.50% to 6.00%, respectively. Refer to Note 4 - Real Estate Owned, Net for further detail.
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
•Loans held-for-sale are carried at the fair value of the loans’ underlying collateral less costs to sell. The Company categorizes the fair value measurement of these assets as Level 3.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2023. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$2,763,558	$2,794,976	$3,267,815	$3,270,338
Loans held-for-sale	$14,980	$14,980	$—	$—
Cash and cash equivalents	$257,592	$257,592	$133,132	$133,132
Restricted cash	$25,955	$25,955	$7,033	$7,033
Liabilities
Repurchase facilities	$921,348	$921,348	$1,015,566	$1,015,566
Securitized debt obligations	$999,536	$943,222	$1,138,749	$1,093,351
Asset-specific financings	$45,823	$45,823	$44,913	$44,913
Secured credit facility	$100,000	$100,000	$100,000	$100,000
Convertible senior notes	$131,600	$131,749	$130,918	$127,881
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2023:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of September 30, 2023.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of September 30, 2023, and December 31, 2022, the Company had unfunded loan commitments of $142.1 million and $229.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of September 30, 2023, the Company recognized $3.6 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, for further detail.
Note 11. Preferred Stock
Temporary Equity
The Company issued 10% cumulative redeemable preferred stock on June 28, 2017. The holder of the 10% cumulative redeemable preferred stock was entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at the rate of 10% per annum of the $1,000 liquidation preference per share of the 10%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
cumulative redeemable preferred stock. The Company redeemed the 10% cumulative redeemable preferred stock on June 30, 2023, at a redemption price of $1,000 per share.
During the nine months ended September 30, 2023, the Company paid dividends to the 10% cumulative redeemable preferred stockholder of $49,444. No dividends were paid during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company paid dividends to the 10% cumulative redeemable preferred stockholder of $25,000 and $75,000, respectively.
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
Issuance of Series A Preferred Stock
On November 30, 2021, and December 10, 2021, the Company received total net proceeds of $110.5 million from the issuance of 4,596,500 shares of Series A Preferred Stock after deducting the underwriting discount of $3.6 million and issuance costs of $0.8 million.
On January 18, 2022, and February 8, 2022, the Company received total net proceeds of $87.5 million from the issuance of 3,633,000 additional shares of Series A Preferred Stock after deducting the underwriting discount of $2.9 million and issuance costs of $0.4 million. The Series A Preferred Stock is currently listed on the NYSE under the symbol “GPMT PrA”.
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
During the three and nine months ended September 30, 2023, and 2022, the Company declared dividends on the Series A Preferred Stock of $3.6 million and $10.8 million, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the nine months ended September 30, 2023, and 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	0.20
March 16, 2023	April 3, 2023	April 17, 2023	0.20
			$0.60

2022
September 20, 2022	October 3, 2022	October 17, 2022	$0.25
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.75
Share Repurchases
On May 9, 2023, the Company announced that its board of directors had authorized the Company to repurchase an additional 5,000,000 shares of the Company’s common stock, which increased the number of shares available for repurchase to 5,157,916 as of September 30, 2023, including 157,916 shares remaining under prior authorization. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the nine months ended September 30, 2023, and 2022, the Company repurchased 1,001,338 and 1,539,134 shares, respectively, of its common stock for an aggregate cost of $5.1 million and $15.7 million, respectively. No shares were repurchased during the three months ended September 30, 2023, and 2022.
The Company’s board of directors has also authorized the repurchase of shares of restricted stock granted to employees for tax withholding purposes. During the nine months ended September 30, 2023, and 2022, the Company repurchased from employees 36,916 and 69,039 shares of its common stock, respectively, for an aggregate cost of $0.2 million and $0.8 million, respectively. During the three months ended September 30, 2023, and 2022, no shares were repurchased from employees.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of September 30, 2023, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three and nine months ended September 30, 2023, or 2022.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the nine months ended September 30, 2023, and 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
September 20, 2023	October 2, 2023	October 16, 2023	$0.43750
June 22, 2023	July 3, 2023	July 17, 2023	$0.43750
March 16, 2023	April 3, 2023	April 17, 2023	$0.43750
			$1.31250
2022
September 20, 2022	October 3, 2022	October 17, 2022	$0.43750
June 16, 2022	July 1, 2022	July 15, 2022	$0.43750
March 17, 2022	April 1, 2022	April 15, 2022	$0.43750
			$1.31250
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of September 30, 2023, the Company had 7,182,964 shares of common stock available for future issuance under the 2022 Plan.
With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted RSUs and PSUs remain outstanding under the 2017 Plan. As of September 30, 2023, the Company had 1,650,317 shares of common stock available for future issuance under the 2017 Plan.
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
For the nine months ended September 30, 2023, the Company recognized the remaining $47.5 thousand of compensation expense associated with awards of restricted stock, compared to $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, within compensation and benefits expense on the condensed consolidated statements of income. No compensation expense associated with awards of restricted stock were recognized during the three months ended September 30, 2023. As of September 30, 2023, all awards of restricted stock had vested.
As of September 30, 2023, there was $7.1 million of total unrecognized compensation cost for awards of RSUs that will be recognized over the grants’ remaining weighted average vesting period of 0.8 years. For the three and nine months ended September 30, 2023, the Company recognized $1.7 million and $4.9 million of compensation expense associated with these awards, respectively, compared to $1.5 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, within compensation and benefits expense on the condensed consolidated statements of income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Awards of PSUs have a three-year cliff vesting with the number of performance-based stock units vesting at the end of the three-year period based upon the Company’s performance with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units granted in early 2021 and 2022 may vest at the end of their respective performance periods based (i) 50% against the predetermined internal Company performance goal for “core” return on average equity, or “core” ROAE and (ii) 50% against the Company’s performance ranking for “core” ROAE among a peer group of commercial mortgage REIT companies. Between 0% and 200% of the target number of units granted in March 2023 may vest at the end of the performance period based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
As of September 30, 2023, there was $3.8 million of total unrecognized compensation cost for awards of PSUs that will be recognized over the grants’ remaining weighted average vesting period of 1.0 year. For the three and nine months ended September 30, 2023, the Company recognized $(0.2) million and $0.9 million of compensation expense associated with these awards, respectively, compared to $0.7 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, within compensation and benefits expenses on the condensed consolidated statements of income.
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the three and nine months ended September 30, 2023:

	Restricted Stock	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2022	92,585	1,238,439	660,434	11.83
Granted	—	1,095,521	734,223	5.04
Vested	(92,585)	(213,304)	—	13.05
Forfeited	—	(114,306)	—	10.84
Outstanding at March 31, 2023	—	2,006,350	1,394,657	8.1
Granted	—	159,561	—	4.81
Vested	—	(51,802)	—	10.32
Forfeited	—	(15,234)	—	11.06
Outstanding at June 30, 2023	—	2,098,875	1,394,657	7.9
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2023	—	2,098,875	1,394,657	7.9
Below is a summary of restricted stock, RSU and PSU vesting dates as of September 30, 2023:

Vesting Year	RSUs	PSUs	Total Awards
2023	—	347,896	347,896
2024	849,974	312,538	1,162,512
2025	886,100	734,223	1,620,323
2026	362,801	—	362,801
Total	2,098,875	1,394,657	3,493,532
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
Note 15. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$(24,537)	$(29,130)	$(60,575)	$(45,475)
Dividends allocated to participating restricted stock units	$(420)	$—	$(1,241)	$—
Net income (loss) attributable to common stockholders - basic	$(24,957)	$(29,130)	$(61,816)	$(16,345)
Net income (loss) attributable to common stockholders - diluted	$(24,957)	$(29,130)	$(61,816)	$(16,345)
Denominator:
Weighted average common shares outstanding	51,577,143	52,258,404	51,795,091	53,122,374
Weighted average restricted stock shares	—	92,585	10,174	112,124
Basic weighted average shares outstanding	51,577,143	52,350,989	51,805,265	53,234,498
Diluted weighted average shares outstanding	51,577,143	52,350,989	51,805,265	53,234,498
Earnings (loss) per share
Basic	$(0.48)	$(0.56)	$(1.17)	$(0.85)
Diluted	$(0.48)	$(0.56)	$(1.17)	$(0.85)
For the three and nine months ended September 30, 2023, and 2022, excluded from the calculation of diluted earnings per share is the effect of adding back $2.3 million and $7.0 million, and $4.6 million and $13.7 million, respectively, of interest expense related to the Company’s convertible senior notes. For both the three and nine months ended September 30, 2023, and 2022, 6,591,765 and 14,065,946, respectively, of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three and nine months ended September 30, 2023, 621,465 and 303,004 of weighted-average unvested RSUs, respectively, were excluded in the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the three and nine months ended September 30, 2022, 667,286 and 390,584 of weighted-average unvested RSUs, respectively, were excluded in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three and nine months ended September 30, 2023, and 2022, no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 16. Subsequent Events
Events subsequent to September 30, 2023, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than the events described below.
On October 16, 2023, the Company sold a senior loan that was held-for-sale. The senior loan had an outstanding principal balance of $31.8 million and was held-for-sale at its carrying amount of $14.9 million as of September 30, 2023. The loan sale was finalized with no additional losses incurred. See Note 3 - Loans Held-for-Investment, for further detail.
Subsequent to September 30, 2023, the Company entered into an amendment to its JPMorgan repurchase facility, upsizing the borrowing capacity on the facility by up to an additional $100 million and modifying the facility’s minimum interest coverage financial covenant (which modification is reflected in the description of the Company’s covenants in Note 6 - Secured Financing Agreements).
Subsequent to September 30, 2023, the Company redeemed for cash $131.6 million in convertible senior notes at maturity, and none of the notes remain outstanding. See Note 7 - Convertible Senior Notes, for further detail.

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
Recent Developments
Macroeconomic Environment
The period over the last several quarters has been characterized by significant volatility in global securities markets driven by investor concerns over high inflation, rapidly rising interest rates, escalating trade tensions, slowing economic growth and geopolitical conditions, including the impacts of the Hamas-Israel and Russia-Ukraine conflicts. Inflation across many key economies reached generational highs, prompting central banks to undertake monetary policy tightening actions that are likely to create headwinds for economic growth.
Inflationary pressures have caused the Federal Reserve to rapidly raise interest rates since early 2022, which has meaningfully reduced transaction activity in the real estate market, creating further uncertainty for the economy, the capital markets and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, generally correlate to increases in our net income, increases in interest rates have and may continue to adversely affect our existing borrowers and cost of financing their properties. Additionally, rising interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. While there is debate among economists as to whether such factors indicate that the U.S. may enter a recession, it remains difficult to predict the full impact on macroeconomic conditions and our business of recent changes and any future changes in interest rates or inflation.
Office Property Market
The COVID-19 pandemic has particularly impacted the office property market due in large part to remote work trends, which has resulted in higher office vacancies, slower leasing activity and various tenants re-evaluating their need for physical office space. These factors coupled with high inflation, rising interest rates, and limited market liquidity has created a high level of uncertainty in respect to property values. These challenging dynamics have stressed certain borrowers’ ability to support their office properties and perform in accordance with the terms of their loans. Given this uncertainty, it remains difficult to predict the effect these challenging conditions may have on the office property market, our borrowers, their performance under the terms of our loans secured by office properties and our financial results over time.
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
As of September 30, 2023, all of our loans earned a rate of interest indexed to SOFR and all of our outstanding floating rate financing arrangements bore interest indexed to SOFR.
Third Quarter 2023 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(24.5) million, or $(0.48) per basic share.
•Generated pre-loss Distributable Earnings of $9.5 million, or $0.18 per basic share, and Distributable (Loss) to common stockholders of $(7.3) million, or $(0.14) per basic share, which includes the $(16.8) million write-off on the transfer of a loan from loans held-for-investment to loans held-for-sale and excludes the $(31.0) million in non-cash provision for credit losses, $1.6 million of non-cash equity compensation expense and $1.4 million of non-cash depreciation and amortization on real estate owned.
•Recorded an increase to the allowance for credit losses of $14.3 million, for a total allowance of credit losses of $148.9 million, or approximately 4.9% of total loan commitments of $3.1 billion.
•Book value per share of common stock of $13.28, inclusive of $(2.89) per share of total CECL reserve.

•Declared aggregate common stock dividends of $10.7 million, or $0.20 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Funded $20.2 million of prior loan commitments and $0.5 million in loan upsizes.
•Realized $177.5 million of total UPB in loan repayments, principal paydowns and principal amortization.
•Transferred a $31.8 million senior loan to held-for-sale, incurring a write-off of $(16.8) million at the time of transfer.
•Maintained a portfolio of 77 loan investments with an aggregate unpaid principal balance of $2.9 billion and total commitments of $3.1 billion, weighted average stabilized LTV at origination of 63.3%, and a weighted average all-in yield at origination of S+3.98%.
Portfolio Financing Activity:
•Extended the maturity of the JPMorgan Chase financing facility to July 28, 2025, and on October 12, 2023, upsized the facility’s maximum borrowing capacity up to $525 million from $425 million.
•Entered into amendments of the guaranties provided by the Company in connection with certain of its secured financing arrangements, including its repurchase facilities with Morgan Stanley Bank, Goldman Sachs Bank USA, JPMorgan Chase and Citibank, to modify certain financial covenants.
Available Liquidity
•At September 30, 2023, carried unrestricted cash of $257.6 million, a portion of which is subject to certain liquidity covenants, as well as $22.9 million of restricted cash related to balances in CRE CLOs, which can be used for reinvestment of certain loan balances or paydown of outstanding CLO borrowings.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended September 30, 2023, we recorded GAAP net (loss) per basic share of $(0.48), declared a cash dividend of $0.20 per share of common stock and reported Distributable (Loss) of $(0.14) per basic share. Our book value as of September 30, 2023, was $13.28 per share of common stock, inclusive of $(2.89) per share of total CECL reserve.
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
Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2023	2022	2023	2022
Net (loss) attributable to common stockholders	$(24,537)	$(29,130)	$(60,575)	$(45,475)
Weighted average number of common shares outstanding	51,577,143	52,350,989	51,805,265	53,234,498
Weighted average number of diluted shares outstanding	51,577,143	52,350,989	51,805,265	53,234,498
Basic (loss) per basic common share	$(0.48)	$(0.56)	$(1.17)	$(0.85)
Diluted (loss) per basic common share	$(0.48)	$(0.56)	$(1.17)	$(0.85)
Dividend declared per common share	$0.20	$0.25	$0.60	$0.75
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
For reporting purposes, we define Distributable Earnings as net income (loss) attributable to our stockholders, computed in accordance with GAAP, excluding: (i) non-cash equity compensation expenses; (ii) depreciation and amortization; (iii) any unrealized gains (losses) or other similar non-cash items that are included in net income (loss) for the applicable reporting period (regardless of whether such items are included in other comprehensive income or in net income (loss) for such period); and (iv) certain non-cash items and one-time expenses. Distributable Earnings may also be adjusted from time to time for reporting purposes to exclude one-time events pursuant to changes in GAAP and certain other material non-cash income or expense items approved by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three and nine months ended September 30, 2023, we recorded provision for credit losses of $(31.0) million and $(83.2) million, respectively, which has been excluded from Distributable Earnings, consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the three months ended September 30, 2023, we recorded $(1.4) million in depreciation and amortization on real estate owned and related intangibles, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the nine months ended September 30, 2023, we recorded a $0.2 million gain on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time events pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.
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
The following table provides a reconciliation of GAAP net income (loss) attributable to common stockholders to Distributable Earnings for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2023	2022	2023	2022
Reconciliation of GAAP net (loss) to Distributable Earnings:
GAAP net (loss) attributable to common stockholders	$(24,537)	$(29,130)	$(60,575)	$(45,475)
Adjustments:
Provision for (benefit from) credit losses	31,008	35,442	83,236	52,757
Write-offs	(16,750)	—	(20,950)	(10,107)
Recovery of amounts previously written off	—	—	—	512
Depreciation and amortization on real estate owned	1,416	—	1,979	—
(Gain) loss on extinguishment of debt	—	—	(238)	18,823
Non-cash equity compensation	1,571	2,349	5,912	6,426
Distributable Earnings	$(7,292)	$8,661	$9,364	$22,936
Distributable Earnings per basic share of common stock	$(0.14)	$0.17	$0.18	$0.43
Distributable Earnings per diluted share of common stock	$(0.14)	$0.17	$0.18	$0.43
Basic weighted average common shares	51,577,143	52,350,989	51,805,265	53,234,498
Diluted weighted average common shares	51,577,143	52,350,989	51,805,265	53,234,498

Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of September 30, 2023, and December 31, 2022:

(in thousands, except share data)	September 30, 2023	December 31, 2022
Stockholders’ equity	$890,620	$983,545
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$684,882	$777,807
Shares:
Common stock	51,577,143	52,258,404
Restricted stock	—	92,585
Total outstanding	51,577,143	52,350,989
Book value per share of common stock	$13.28	$14.86
Book value per share as of September 30, 2023, includes the impact of an estimated allowance for credit losses of $(148.9) million, or $(2.89) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At September 30, 2023, our loan portfolio was comprised of 77 investments, of which 76 were senior first mortgage loans totaling $3.0 billion of commitments with an unpaid principal balance of $2.9 billion, and one subordinated loan totaling $13.6 million in commitments and unpaid principal balance. At September 30, 2023, the weighted average risk rating of our loan portfolio was 2.7 as compared to 2.5 at December 31, 2022, weighted by total unpaid principal balance.
During the three months ended September 30, 2023, we funded $20.2 million under existing loan commitments and $0.5 million on one loan upsize. Proceeds from loan repayments, paydowns, and principal amortization totaled $177.5 million. We generated interest income of $66.7 million and incurred interest expense of $46.8 million, which resulted in net interest income of $19.9 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three months ended September 30, 2023, and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022
Loan originations	$—	$43,404
Other loan fundings(1)	$20,719	$28,402
Deferred interest capitalized	$980	$629
Transfers to loans held-for-sale	$(15,100)	$—
Loan repayments(2)	$(177,482)	$(346,737)
Loan write-offs and realized loan losses	$(16,750)	$—
Total loan activity, net	$(187,633)	$(274,302)
___________________
(1) Additional fundings made under existing loan commitments and upsizing of loans.
(2) Includes repayment of deferred interest capitalized.

The following table details overall statistics for our loan portfolio as of September 30, 2023:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	77
Total loan commitments	$3,059,786
Unpaid principal balance	$2,917,729
Unfunded loan commitments	$142,056
Carrying value	$2,763,558
Weighted-average cash coupon	S+3.72%
Weighted-average all-in yield	S+3.98%
Stabilized LTV at origination	63.3%
The following table provides detail of our investment portfolio as of September 30, 2023:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$111.1	$109.2	$109.1	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	12/18	96.4	90.2	90.0	S+3.75%	S+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior(7)	08/19	93.1	93.1	93.2	S+2.85%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior(7)	10/19	92.6	92.6	92.6	S+3.30%	S+3.86%	3.0	CA	Office	63.9%	61.1%
Senior	07/19	89.8	79.8	79.7	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.8	87.1	87.0	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior	12/15	86.0	84.8	84.6	S+4.15%	S+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	06/19	81.7	81.4	81.0	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	10/22	77.3	77.3	77.3	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	10/19	76.8	76.8	76.7	S+3.41%	S+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	12/16	66.0	66.0	66.0	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/19	63.7	62.1	62.0	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	07/21	63.3	63.3	63.0	S+3.05%	S+3.39%	3.0	LA	Multifamily	68.8%	68.6%
Senior	12/18	60.1	60.1	59.9	S+2.90%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	05/22	55.5	45.8	45.5	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior	06/19	54.1	54.1	53.9	S+3.35%	S+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	11/21	52.8	49.3	49.1	S+3.40%	S+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	47.5	47.4	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	50.8	50.8	S+5.05%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	03/22	49.9	46.9	46.6	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	08/19	48.2	45.9	45.8	S+3.76%	S+3.39%	3.0	GA	Office	69.5%	68.3%
Senior	08/17	47.7	47.7	47.6	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	07/21	46.4	45.4	45.2	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	43.8	43.5	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.3	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	07/22	45.0	44.0	43.5	S+3.58%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	09/21	44.3	40.8	40.5	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.1	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	07/16	40.5	40.5	40.5	S+4.71%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	04/22	40.2	37.1	37.0	S+4.65%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	12/17	39.4	38.7	38.5	S+5.25%	S+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	05/21	38.9	36.6	36.4	S+3.33%	S+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior(7)	11/18	37.1	37.1	37.1	S+3.60%	S+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	11/19	36.5	36.2	36.1	S+3.33%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	05/18	35.4	35.3	35.2	S+3.18%	S+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	03/20	34.9	24.1	24.1	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	12/18	34.2	33.6	33.4	S+4.11%	S+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	08/19	33.5	30.6	30.6	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	31.3	31.2	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/16	32.6	32.6	32.6	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	04/22	31.8	30.0	29.8	S+3.35%	S+3.73%	3.0	GA	Multifamily	75.1%	67.1%
Senior	03/19	30.6	28.5	28.4	S+3.75%	S+3.42%	3.0	NY	Office	53.8%	48.5%

Senior	05/18	29.4	29.4	29.3	S+5.00%	S+4.63%	3.0	NY	Mixed-Use	57.0%	51.1%
Senior	04/22	28.6	26.2	26.0	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior(7)	12/18	28.0	28.0	28.0	S+3.90%	S+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	01/19	27.6	26.9	26.9	S+3.00%	S+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	03/22	27.2	24.1	23.8	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	27.0	25.8	25.7	S+3.40%	S+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.6	26.5	S+3.20%	S+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	10/21	25.7	25.7	25.5	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	01/18	25.4	25.4	25.3	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	03/20	25.1	22.1	22.0	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	08/19	25.0	23.9	23.8	S+2.71%	S+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.6	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	12/21	24.4	20.4	20.3	S+3.91%	S+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	07/17	23.8	23.8	23.7	S+4.50%	S+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	05/21	23.3	18.6	18.5	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/22	22.9	19.9	19.8	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/18	21.8	19.4	19.3	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	06/19	21.5	21.5	21.4	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	05/21	20.6	20.0	19.9	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/19	20.4	20.4	20.3	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	11/18	19.0	17.3	17.3	S+3.26%	S+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	07/19	18.6	16.1	16.1	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	17.1	17.0	16.9	S+4.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	06/21	16.7	14.2	14.1	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	08/17	15.4	12.4	12.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.4	13.9	13.9	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	07/18	14.3	10.0	10.0	S+4.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	08/18	14.2	14.2	14.2	S+2.98%	S+3.32%	3.0	TX	Multifamily	68.9%	63.6%
Mezzanine	01/17	13.6	13.6	13.6	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	09/19	12.0	11.8	11.7	S+3.05%	S+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Senior	10/19	11.8	4.1	4.1	S+2.81%	S+3.28%	3.0	CA	Office	70.6%	67.8%
Senior	06/19	11.4	10.4	10.4	S+4.01%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.4	6.6	6.6	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(145.3)
Total/Weighted Average Loans		$3,059.8	$2,917.7	$2,763.6	S+3.72%	S+3.98%	3.2			66.4%	63.3%

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
(7)Loan was held on nonaccrual status as of September 30, 2023.

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
The map and charts below illustrate the geographic distribution and types of properties securing our loan portfolio as of September 30, 2023 (the charts are weighted by unpaid principal balance):

MN, 5.9%
WI, 0.6%
MI, 0.2%
NY, 10.4%
MA, 5.0%
CT, 2.1%
PA, 2.3%
NJ, 2.6%
OH, 0.7%
IL, 7.6%
IN, 0.5%
CA, 11.7%
CO, 1.2%
VA, 3.2%
KY, 1.8%
NC, 2.1%
TN, 3.7%
OK, 0.8%
AZ, 0.9%
SC, 0.9%
GA, 8.1%
AL, 2.3%
TX, 12.8%
LA, 5.7%
FL,
6.2%
HI, 0.5%

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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of September 30, 2023, and December 31, 2022:

(dollars in thousands)	September 30, 2023			December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	5	$134,655	$133,874	8	$291,236	$287,527
2	40	1,419,862	1,391,937	52	1,857,744	1,824,564
3	23	784,320	767,944	21	697,532	689,196
4	5	328,023	303,941	5	268,236	258,570
5	4	250,869	165,862	4	247,258	207,958
Total	77	$2,917,729	$2,763,558	90	$3,362,006	$3,267,815
As of September 30, 2023, the weighted average risk rating of the Company’s loan portfolio was 2.7, versus 2.5 as of December 31, 2022, weighted by unpaid principal balance. The change in portfolio risk rating as of September 30, 2023, versus December 31, 2022, is mainly a result of changes in portfolio mix from loan payoffs and paydowns, and select loan rating downgrades, including one loan downgraded to a risk rating of “5”, partially offset by the transfer of a previously risk-rated “5” rated loan to loans held-for-sale, as described below.
Risk-Rated “5” Loan Summaries
During the three months ended September 30, 2023, a first mortgage loan with a principal balance of $37.1 million collateralized by a mixed-use office and retail property located in Los Angeles, CA, was downgraded from a risk rating of “4” to a risk rating of “5” and placed on nonaccrual status as the collateral property’s operating performance has been adversely affected by the ongoing office leasing market challenges related to work from home trends and local submarket dynamics, a significant rise in interest rates resulting in a dramatic reduction in real estate transaction activity and capital markets volatility, and other property specific factors. The loan was individually assessed in accordance with the CECL framework and an allowance for credit loss for this loan was determined based on the estimate of the collateral property’s fair value. We are in an ongoing dialogue with the borrower regarding next steps and potential resolutions with respect to this loan, the timing and ultimate outcome of which remain uncertain.
During the three months ended September 30, 2023, a senior loan with an outstanding principal balance of $31.8 million collateralized by an office property located in Dallas, TX was transferred to loans held-for-sale resulting in a write-off of $(16.8) million in the allowance for credit losses, which reflects a $(7.9) million provision for credit losses at the time of the transfer. The loan had previously been placed on nonaccrual status and had a risk rating of “5”. Subsequent to September 30, 2023, the loan sale was finalized with no additional losses incurred. See Note 16 - Subsequent Events, for further detail.
At September 30, 2023, we held a first mortgage loan with an outstanding principal balance of $93.1 million collateralized by an office property located in Minneapolis, MN that had a risk rating of “5”. The loan had been previously placed on nonaccrual status as the collateral property’s operating performance has been adversely affected by the ongoing office leasing market challenges related to work from home trends, a significant rise in interest rates resulting in a substantial reduction in real estate transaction activity, capital markets volatility and limited liquidity for office properties, and other local submarket dynamics. The loan was individually assessed in accordance with the CECL framework and an allowance for credit loss for this loan was determined based on the estimate of the collateral property’s fair value. We are in an ongoing dialogue with the borrower regarding next steps and potential resolutions with respect to this loan, the timing and ultimate outcome of which remain uncertain.
At September 30, 2023, we held a first mortgage loan with an outstanding principal balance of $92.6 million collateralized by an office property located in San Diego, CA that had a risk rating of “5”. The loan had been previously placed on nonaccrual status as the collateral property’s operating performance has been adversely affected by the ongoing leasing market challenges related to work from home trends, a significant rise in interest rates resulting in a substantial reduction in real estate transaction activity, capital markets volatility and limited liquidity for office properties, and other local submarket dynamics. The loan was individually assessed in accordance with the CECL framework and an allowance for credit loss for this loan was determined based on the estimate of the collateral property’s fair value. The borrower is currently under contract to sell the collateral property; however, given the volatile and uncertain market conditions, there may be no assurances that the borrower’s sale of the collateral property will be completed as currently contemplated under the terms of the purchase and sale agreement, and the timing and ultimate outcome remain uncertain.
At September 30, 2023, we held a first mortgage loan with an outstanding principal balance of $28.0 million collateralized by a hotel property located in Minneapolis, MN that had a risk rating of “5”. The loan had been previously placed on nonaccrual status as the collateral property’s operating performance has been adversely affected by the ongoing softness in local market business travel environment, a significant rise in interest rates resulting in a substantial reduction in real estate transaction activity, capital markets volatility and limited market liquidity for certain properties, and other local submarket dynamics. The loan was individually assessed in accordance with the CECL framework and an allowance for credit loss for this loan was determined based on the estimate of the collateral property’s fair value. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the borrower’s process to sell the collateral property will be completed, and the timing and ultimate outcome remain uncertain.
As of September 30, 2023, we had four collateral-dependent loans that had a risk rating of “5” with an aggregate principal balance of $250.9 million, for which we recorded an allowance for credit losses of $85.1 million. These four loans were on nonaccrual status as of September 30, 2023.
Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications may include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled payments. In exchange for a modification, we often receive a partial repayment of principal, an accrual of deferral interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or additional loan fees. None of our loan modifications resulted in a significant modification during the three months ended September 30, 2023.
Other Portfolio Developments
As discussed above, as of September 30, 2023, we had one first mortgage loan with a principal balance of $66.0 million collateralized by an office property located in Miami Beach, FL, whose maturity on July 9, 2023 passed without extension. We deemed probable that the repayment of the loan and its past due interest is expected to be substantially satisfied through the borrower’s sale of the collateral property, which was under contract to be sold. As the collateral property’s estimated fair value exceeded the carrying value of the loan and past due interest, we recognized no allowance for credit losses and retained the loan’s accrual status. Given the volatile and uncertain market conditions, there may be no assurances that the borrower’s sale of the collateral property will be completed as currently contemplated under the terms of the purchase and sale agreement.
Portfolio Financing
As of September 30, 2023, our portfolio financing consisted of repurchase, asset-specific financing, and secured credit facilities collateralized by a portion of our loans held-for-investment and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 55.8% of portfolio loan-level financing as of September 30, 2023.

The following table details our portfolio loan-level financing as of September 30, 2023, and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
CRE CLOs	$999,536	$1,138,749
Asset-specific financing facility	45,823	44,913
Secured credit facility	100,000	100,000
Secured repurchase agreement (non-mark-to-market)	7,029	46,280
Total non-mark-to-market financing	1,152,388	1,329,942
Secured repurchase agreements (mark-to-market)	914,319	969,286
Total portfolio financing	$2,066,707	$2,299,228
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of September 30, 2023, and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Loans held-for-investment	$2,744,728	$3,236,745
Loans held-for-sale	14,980	—
Real Estate Owned, net(1)	21,957	—
Restricted cash	22,940	5,674
Total	$2,804,605	$3,242,419
____________________
(1)As of September 30, 2023, real estate owned, net included $4.5 million in other assets and liabilities related to acquired leases.
Secured Repurchase Agreements
As of September 30, 2023, we had repurchase facilities in place with five counterparties with aggregate outstanding borrowings of $0.9 billion, which financed a portion of our loans held-for-investment, loans held-for-sale and real estate owned. As of September 30, 2023, the weighted average borrowing rate on our repurchase facilities was 8.0%, the weighted average advance rate was 63.9%, and the term to maturity ranged from 272 days to approximately 1.8 years, with a weighted average remaining maturity of 1.4 years.

The table below details our secured repurchase facilities as of September 30, 2023:

	September 30, 2023
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	No	$246,196	$228,804	$475,000
Goldman Sachs Bank USA(3)	July 13, 2024	No	$99,856	$150,144	$250,000
JPMorgan Chase Bank(4)	July 28, 2025	No	$367,672	$57,328	$425,000
Citibank	May 25, 2025	No	$200,595	$299,405	$500,000
Centennial Bank(5)	August 29, 2024	No	$7,029	$142,971	$150,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of September 30, 2023.
(3)As of September 30, 2023, we retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of September 30, 2023, the outstanding balance was collateralized by loans held-for-investment and one loan held-for-sale. Subsequent to September 30, 2023, the Company entered into a modification of the facility to increase the maximum facility capacity to as much as $525 million.
(5)As of September 30, 2023, we retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions. As of September 30, 2023, the outstanding balance was collateralized by real estate owned.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At September 30, 2023, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $1.0 billion of outstanding borrowings, financing 39 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, of $1.3 billion. As of September 30, 2023, our CRE CLOs financed 34.2% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds. On March 16, 2023, we redeemed the GPMT 2019-FL2 CRE CLO, which at its redemption had $98.1 million of outstanding borrowings. As a result of the redemption, we realized a gain on early extinguishment of debt of approximately $0.3 million.

The following table details our CRE CLO securitized debt obligations as of September 30, 2023:

(dollars in thousands)	September 30, 2023
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$621,409	$602,977	S+ 3.8%
Financing provided	502,564	500,113	S+ 1.8%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	637,263	626,418	S+3.8%
Financing provided	499,423	499,423	S+1.9%
Total
Collateral assets	$1,258,672	$1,229,395	S+3.8%
Financing provided	$1,001,987	$999,536	S+1.8%
______________________________________________________________________________________________________
(1)Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs. During the three months ended September 30, 2023, the financing provided transitioned from LIBOR to SOFR.
(2)$22.9 million of restricted cash is included as of September 30, 2023. No restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of September 30, 2023. $5.6 million of restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
Asset-Specific Financing
In April 2019, we entered into a $150 million asset-specific financing facility to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us.
The following table details the outstanding borrowings under our asset-specific financing facility as of September 30, 2023:

(dollars in thousands)	September 30, 2023
Asset-Specific Financing Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$60,060	$59,582	S+3.4%
Borrowings outstanding	45,823	45,823	S+1.8%
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
Secured Credit Facility
In December 2022, we entered into a $100 million secured credit facility, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2025.

The following table details the outstanding borrowings under our asset-specific financing facility as of September 30, 2023:

(dollars in thousands)	September 30, 2023
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$185,723	$123,112	S+3.6%
Borrowings outstanding	100,000	100,000	S+6.5%
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
Corporate Financing
Convertible Senior Notes
We redeemed for cash $143.8 million in convertible senior notes at maturity on December 1, 2022. As of September 30, 2023, the total outstanding amount due on convertible senior notes was $131.6 million. The notes were unsecured and paid interest semiannually at a rate of 6.375% per annum. As of September 30, 2023, these notes had a conversion rate of 50.0894 shares of common stock per $1,000 principal amount of the notes. Subsequent to September 30, 2023, the Company redeemed for cash $131.6 million in convertible senior notes, which matured on October 1, 2023, and none of the notes remained outstanding.
The following convertible senior notes were outstanding as of September 30, 2023:

(dollars in thousands)	September 30, 2023
Convertible Senior Notes	Principal Balance	Carrying Value	Interest Rate	All-in Cost (1)	Maturity Date
Convertible Senior Notes Maturing 2023	$131,600	$131,600	6.4%	7.2%	October 1, 2023
______________________________________________________________________________________________________
(1)In addition to cash coupon, average yield includes the amortization of deferred financing costs.
The following table provides the quarterly average balances, the quarter-end balances and the maximum balances at any month-end within that quarterly period, of borrowings under our repurchase facilities, asset-specific financing facility, secured financing facility, term financing facility, CRE CLOs, senior secured term loan facilities, secured credit facility and convertible senior notes for the three months ended September 30, 2023, and the four immediately preceding quarters:

(in thousands)	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End
For the Three Months Ended September 30, 2023	$2,269,192	$2,198,307	$2,309,239
For the Three Months Ended June 30, 2023	$2,395,784	$2,349,102	$2,434,097
For the Three Months Ended March 31, 2023	$2,451,213	$2,507,932	$2,507,932
For the Three Months Ended December 31, 2022	$2,609,762	$2,430,146	$2,739,201
For the Three Months Ended September 30, 2022	$2,824,626	$2,739,202	$2,892,033

Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements generally require us to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of September 30, 2023
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $19.1 million.	Unrestricted cash of $257.6 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $816.9 million and (ii) 75.0% of net cash proceeds of equity issuances after August 3, 2023. As the Company has not had any equity issuances after August 3, 2023, tangible net worth must be greater than $816.9 million
Tangible net worth of $1.0 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 69.9%; Total leverage ratio of 68.3%
Interest Coverage	Interest coverage ratio of no less than 1.3:1.0 through June 30, 2024, thereafter no less than 1.4:1.0	Interest coverage of 1.5:1.0
We were in compliance with all financial covenants as of September 30, 2023.
Leverage Ratios
As of September 30, 2023, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.2:1.0, and our recourse leverage ratio was 1.1:1.0.
The following table represents our recourse leverage ratio and total leverage ratio as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Recourse leverage ratio(1)	1.1	1.2
Total leverage ratio(2)	2.2	2.3
____________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of September 30, 2023, 98.4% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.8 billion. As of September 30, 2023, 1.6% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.

The following table details our loan portfolio’s net floating rate exposure as of September 30, 2023:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$2,903,406
Floating rate liabilities(1)(3)	2,069,158
Net floating rate exposure	$834,248
____________________
(1)As of September 30, 2023, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of September 30, 2023.
(3)Floating rate liabilities include our outstanding repurchase facilities, asset-specific financing facility, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$3,040,502	$63,570	8.4%	$3,196,230	$194,528	12.2%
Subordinated loans	13,597	278	8.2%	13,659	828	12.1%
Total loan interest income/net asset yield	$3,054,099	$63,848	8.4%	$3,209,889	$195,356	12.2%
Other - Interest on cash and cash equivalents		2,839			6,876
Total interest income		$66,687			$202,232
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)(5)	$2,161,189	$44,265	8.2%	$2,245,722	$130,089	11.6%
Subordinated loans	8,163	175	8.6%	8,202	500	12.2%
Other:
Convertible senior notes	131,521	2,332	7.1%	131,290	6,975	10.6%
Total interest expense/cost of funds	$2,300,873	46,772	8.1%	$2,385,214	137,564	11.5%
Net interest income/spread		$19,915	0.30%		$64,668	0.7%

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(dollars in thousands)	Average Balance		Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)		Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$3,709,486		$51,785	5.6%	$3,788,658	$147,424		5.2%
Subordinated loans	14,006		336	9.6%	14,403	1,051		9.7%
Total loan interest income/net asset yield	$3,723,492	3723492000	$52,121	5.6%	$3,803,061	$148,475	148475000	5.2%
Other - Interest on cash and cash equivalents			714			960
Total interest income			$52,835			$149,435
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$2,543,058		$29,845	4.7%	$2,567,725	$67,979		3.5%
Subordinated loans	8,313		111	5.3%	8,350	258		4.1%
Other:
Senior secured term loan facilities	274,132		4,585	6.7%	273,676	13,703		6.7%
Convertible senior notes	—		—		48,004	3,754		10.4%
Total interest expense/cost of funds	$2,825,503		34,541	4.9%	$2,897,755	85,694		3.9%
Net interest income/spread			$18,294	0.7%		$63,741		1.3%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(4)Included in collateralized borrowings is the Centennial repurchase facility with an outstanding balance $7.0 million as shown in Note 6 - Secured Financing Agreements, which became collateralized by real estate owned on May 16, 2023. During the three and nine months ended September 30, 2023, the facility had an average balance collateralized by real estate owned of $6.9 million and $3.5 million, respectively. During the three and nine months ended September 30, 2023, the facility accrued interest expense of $3.2 million and $3.3 million while collateralized by real estate owned, respectively.
(5)Included in collateralized borrowings is the JPM repurchase facility with an outstanding balance $367.7 million as shown in Note 6 - Secured Financing Agreements, which became partially collateralized by loans held-for-sale on September 30, 2023. As of September 30, 2023, outstanding financings collateralized by loans held-for-sale had an outstanding balance of $14.0 million.
Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, and how they will affect our operating results.

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
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control such as the level of market interest rates. We try to mitigate these risks by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Nevertheless, unanticipated credit losses, including as a result of inflation, rising interest rates, capital markets volatility, slowing economic growth and geopolitical uncertainty, could occur that could adversely impact our operating results.
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
Allowance for Credit Losses

Our operating results are also impacted by the allowance for credit losses we record for loans held-for-investment using the CECL model pursuant to ASU 2016-13.
Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long-term and, as such, they are carried at an amortized cost on our condensed consolidated balance sheets.
Although we intend to hold our target investments for the long-term, we may occasionally invest in debt securities and classify them as available-for-sale, or AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investments for trading purposes.
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates may affect our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. To the extent that our financing costs are determined by reference to floating rates, such as SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In response to the inflationary pressures, over the last couple of years the Federal Reserve has significantly increased its federal funds rate target range and signaled that additional increases may be appropriate in the future. Any additional interest rate increases could adversely affect our results of operations and financial condition. In a period of rising interest rates, our interest expense on floating rate borrowings would increase, while, in certain circumstances, interest rate floors on our floating rate loan investments could limit the growth of our interest income. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
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

Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended September 30, 2023, and June 30, 2023
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended September 30, 2023, and June 30, 2023:

(in thousands)	Three Months Ended
Income Statement Data:	September 30, 2023	June 30, 2023	Q3’23 vs Q2’23
Interest income:	(unaudited)
Loans held-for-investment	$63,848	$66,217	$(2,369)
Cash and cash equivalents	2,839	2,609	230
Total interest income	$66,687	$68,826	$(2,139)
Interest expense:
Repurchase facilities	$21,986	$22,872	$(886)
Securitized debt obligations	18,414	17,888	526
Convertible senior notes	2,332	2,332	—
Term financing facility	—	—	—
Asset-specific financings	862	819	43
Secured credit facility	3,178	3,075	103
Senior secured term loan facilities	—	—	—
Total interest expense	46,772	46,986	(214)
Net interest income	$19,915	$21,840	$(1,925)
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
Interest Income
Interest income for the three months ended September 30, 2023, decreased to $66.7 million from $68.8 million for the three months ended June 30, 2023, mainly due to a lower average balance of our interest-earning assets due to repayments and a higher average balance of nonaccrual loans, partially offset by an increase in short-term interest rates.
Interest Expense
Interest expense for the three months ended September 30, 2023, decreased to $46.8 million from $47.0 million for the three months ended June 30, 2023, mainly due to a lower average balance of our interest-bearing liabilities, partially offset by an increase in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended September 30, 2023, and June 30, 2023:

	Three Months Ended September 30,	Three Months Ended June 30,
(in thousands)	2023	2023
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(31,636)	$(6,161)
Other liabilities	628	343
Total (provision for) benefit from credit losses	$(31,008)	$(5,818)
During the three months ended September 30, 2023, we recorded a provision for credit losses of $(31.0) million as compared to $(5.8) million for the three months ended June 30, 2023. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for credit losses for certain collateral-dependent loans during the three months ended September 30, 2023, that were individually assessed in accordance with ASU 2016-13, partially offset by a benefit from credit losses in the general reserve due to loan repayments, changes in portfolio mix and other factors.

Revenue from REO Operations
During the three months ended September 30, 2023, we recorded revenue from REO operations of $1.1 million as compared to $0.5 million for the three months ended June 30, 2023. The increase in revenue from REO operations was primarily driven by the three months ended September 30, 2023 being the first full quarter of REO operations.
Expenses
The following table presents the components of expenses for the three months ended September 30, 2023, and June 30, 2023:

	Three Months Ended September 30,	Three Months Ended June 30,
(dollars in thousands)	2023	2023
Compensation and benefits	$5,044	$6,209
Servicing expenses	$1,331	$1,320
Expenses from real estate owned operations	$2,233	$1,664
Other operating expenses	$2,358	$2,180
Annualized total operating expense ratio, excluding expenses from real estate owned operations	3.8%	4.1%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.1%	3.1%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations, and other operating expenses. Compensation and benefits for the three months ended September 30, 2023, decreased primarily due to lower compensation accruals as compared to the three months ended June 30, 2023. Servicing expenses for the three months ended September 30, 2023, were relatively unchanged as compared to the prior quarter. Expenses from real estate owned operations increased due to the three months ended September 30, 2023, being the first full quarter of REO operations, partially offset by one-time closing costs incurred in the three months ended June 30, 2023. Other operating expenses increased as compared to the prior quarter mainly due to higher legal fees. Our operating expense ratio during the three months ended September 30, 2023, modestly declined as compared to the three months ended June 30, 2023.
Comparison of the Nine Months Ended September 30, 2023, and September 30, 2022
Net Interest Income
The following table presents the components of interest income and interest expense for the nine months ended September 30, 2023, and September 30, 2022:

(in thousands)	Nine Months Ended
Income Statement Data:	September 30, 2023	September 30, 2022	YTD’23 vs YTD’22
Interest income:	(unaudited)
Loans held-for-investment	$195,356	$148,475	$46,881
Cash and cash equivalents	6,876	960	5,916
Total interest income	$202,232	$149,435	$52,797
Interest expense:			—
Repurchase facilities	$64,630	$30,486	$34,144
Securitized debt obligations	54,353	34,992	19,361
Convertible senior notes	6,975	13,703	(6,728)
Term financing facility	—	1,713	(1,713)
Asset-specific financings	2,424	1,046	1,378
Secured credit facility	9,182	—	9,182
Senior secured term loan facilities	—	3,754	(3,754)
Total interest expense	137,564	85,694	51,870
Net interest income	$64,668	$63,741	$927
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

Interest Income
Interest income for the nine months ended September 30, 2023, increased to $202.2 million from $149.4 million for the nine months ended September 30, 2022, mainly due to an increase in short-term interest rates, partially offset by a lower average balance of our interest-earning assets due to prepayments and a higher average balance of nonaccrual loans.
Interest Expense
Interest expense for the nine months ended September 30, 2023, increased to $137.6 million from $85.7 million for the nine months ended September 30, 2022, mainly due to an increase in short-term interest rates and the higher-cost secured credit facility, partially offset by a lower average balance on the senior secured term loan facilities, term financing facility and convertible senior notes.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the nine months ended September 30, 2023, and September 30, 2022:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2023	2022
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(83,912)	$(51,821)
Other liabilities	676	(1,448)
Recoveries of amounts previously written off	—	512
Total (provision for) benefit from credit losses	$(83,236)	$(52,757)
During the nine months ended September 30, 2023, we recorded a provision for credit losses of $(83.2) million as compared to $(52.8) million during the nine months ended September 30, 2022. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for certain collateral-dependent loans during the nine months ended September 30, 2023, that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans have been significantly impacted by an increasingly uncertain macroeconomic outlook which includes weakening in credit fundamentals; global market volatility; reduced liquidity in the capital markets, especially for certain property types, such as office assets located in underperforming markets; and inflationary expectations resulting in meaningfully higher interest rates. These macroeconomic factors, along with uncertainty derived from the geopolitical environment, have resulted in slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans.
Gain (Loss) on Extinguishment of Debt
Gains on extinguishment of debt for the nine months ended September 30, 2023, were $0.2 million mainly due to the redemption of the GPMT 2019-FL2 CRE CLO, partially offset by the termination of the Wells Fargo repurchase facility, compared to losses on extinguishment of debt for the nine months ended September 30, 2022 of $(18.8) million comprised of the prepayment penalty and a pro-rata charge-off of unamortized discount including transaction costs related to the term financing facility and senior secured term loan facilities.
Revenue from REO Operations
During the nine months ended September 30, 2023, we recorded revenue from REO operations of $1.5 million. No revenue from REO operations was generated during the nine months ended September 30, 2022.

Expenses
The following table presents the components of expenses for the nine months ended September 30, 2023, and September 30, 2022:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Compensation and benefits	$17,165	$16,539
Servicing expenses	$4,029	$4,297
Expenses from real estate owned operations	$3,897	$—
Other operating expenses	$7,809	$6,867
Annualized total operating expense ratio, excluding expenses from real estate owned operations	4.1%	3.4%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.3%	2.6%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits increased during the nine months ended September 30, 2023, mainly due to higher compensation accruals as compared to the nine months ended September 30, 2022. Servicing expenses for the nine months ended September 30, 2023, modestly declined as compared to the nine months ended September 30, 2022. Expenses from real estate owned operations increased during the nine months ended September 30, 2023, due to the acquisition of REO. Other operating expenses increased as compared to the nine months ended September 30, 2022, mainly due to higher legal and advisory expenses. Our operating expense ratio during the nine months ended September 30, 2023, increased as compared to the nine months ended September 30, 2022, mainly due to higher other operating expenses and lower average equity.
Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of September 30, 2023, our capitalization included $0.1 billion of corporate debt and $2.1 billion of loan-level financing. Our loan-level financing as of September 30, 2023, is generally term-matched or matures in 2024 or later, and includes $0.9 billion of secured repurchase agreements, $1.0 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, $45.8 million of asset-specific financing facility and a $100.0 million secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations, Note 6 – Secured Financing Agreements and Note 7 – Convertible Senior Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations, our secured financing facilities, and our convertible senior notes, respectively.
Leverage
From June 30, 2023, to September 30, 2023, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.3:1.0 to 2.2:1.0, mainly driven by a reduction in outstanding debt, partially offset by a reduction in total equity. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of September 30, 2023:

(in thousands)	September 30, 2023
Cash and cash equivalents	$257,592
Approved but unused borrowing capacity on financing facilities	—
Total	$257,592
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
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of September 30, 2023. See Note 12 – Stockholders’ Equity, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $2.1 billion of outstanding borrowings under our repurchase facilities, collateralized loan obligations, asset-specific financing facility, and secured credit facility; $142.1 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic outlook. Declines in economic conditions have negatively impacted, and may continue to negatively impact, real estate fundamentals and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.

The following table provides the maturities of our repurchase facilities, asset-specific financing facility, secured credit facility, securitized debt obligations, and convertible senior notes, net of deferred debt issuance costs, as of September 30, 2023, and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Within one year	1,316,446	$1,338,194
One to three years	881,861	1,091,952
Three to five years	—	—
Five years and over	—	—
Total	$2,198,307	$2,430,146
Cash Flows
For the nine months ended September 30, 2023, our restricted and unrestricted cash and cash equivalents balance increased approximately $143.4 million, to $283.5 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the nine months ended September 30, 2023, operating activities increased our cash balances by approximately $42.4 million, primarily driven by net income after removing non-cash provision, and equity compensation.
•Cash flows from investing activities. For the nine months ended September 30, 2023, investing activities increased our cash balances by approximately $388.0 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the nine months ended September 30, 2023, financing activities decreased our cash balances by approximately $287.0 million, primarily driven by the refinance of the collateral loans held in the GPMT 2019-FL2 CRE CLO, partially offset by principal payments on repurchase agreements, the redemption of the GPMT 2019-FL2 CRE CLO, and the redemption of the 10% cumulative preferred stock.
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
Interest Rate Risk
Our primary strategy is to originate, invest in and manage a portfolio of senior floating-rate commercial mortgage loans. As a result, the composition of our investments in general is such that rising interest rates increase our net income, while declining interest rates will decrease our net income, subject to the impact of contractual interest rate floors. From time to time, we may originate or acquire fixed-rate investments, which may expose our operating results to the risks posed by fluctuations in interest rates, which we may choose to hedge, if we deem it prudent.
In response to inflationary pressures, over the last couple of years the Federal Reserve has approved multiple increases to its federal funds rate target range. Such increases in interest rates have increased, and may continue to increase, our interest expense, which may not be fully offset by any increases in interest income, and may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.
As of September 30, 2023, approximately 98.4% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 1.6% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2023. All changes in value are measured as the change from our September 30, 2023, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,075	$537	$(567)	$(1,134)
Repurchase facilities	(384)	(192)	192	384
Securitized debt obligations	(418)	(209)	209	418
Asset-specific financings	(19)	(10)	10	19
Secured financing facility	(42)	(21)	21	42
Total net assets	$212	$105	$(135)	$(271)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(5,641)	$(2,821)	$2,821	$5,641
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2023. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase facilities. Should the value of our investments serving as collateral for our repurchase facilities significantly decrease, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our financing counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, our ability to finance our investments and related future funding obligations would possibly decline or exist at less advantageous terms.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Amendment No. 10 to Master Repurchase Agreement and Amendment No. 6 to Fee and Pricing Letter, dated as of July 28, 2023, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2023).

10.2
Fourth Amendment to Guaranty, dated as of August 3, 2023, by and between Morgan Stanley Bank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial MS LLC.(incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.3
Fourth Amendment to Amended and Restated Guaranty, dated as of August 3, 2023, by and between JPMorgan Chase Bank, National Association and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial JPM LLC.(incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.4
Fourth Amendment to Guarantee Agreement, dated as of August 3, 2023, by and between Goldman Sachs Bank USA and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial GS LLC. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.5
First Amendment to Amended and Restated Guaranty, dated as of August 3, 2023, by and between Citibank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial CB LLC and GP Commercial CB SL Sub LLC. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Index
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2023, filed with the SEC on November 7, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 7, 2023	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 7, 2023	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)