Form 10-K
period 2023-12-31
Granite Point Mortgage Trust Inc.
filed 2024-03-01
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $267.9 million based on the closing sale price as reported on the NYSE on that date.
As of February 26, 2024, there were 50,793,057 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

GRANITE POINT MORTGAGE TRUST INC.
2023 ANNUAL REPORT ON FORM 10-K

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
Important factors that may affect our actual results include, among others:
•the general political, economic and competitive conditions in the markets in which we invest and their impact on our investment portfolio, financial condition and business operations;
•inflationary trends which have led to higher interest rates and increased market volatility;
•the economic and geopolitical impacts of the Russia-Ukraine conflict and the conflict and rising tensions in the Middle East, including the adoption or expansion of economic sanctions or trade restrictions;
•reduced demand for office, multifamily or retail space, including as a result of increased hybrid work schedules which allow work from remote locations other than the employer's office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;
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
•availability of qualified personnel;
•operational failures by third-parties on whom we rely in the conduct of our business;
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

Our Loan Portfolio
As of December 31, 2023, our loan portfolio consisted of 73 commercial real estate loan investments with an aggregate principal balance of $2.7 billion and an additional $0.2 billion of future funding obligations. As of December 31, 2023, 98.3% of our loan portfolio by principal balance earned a floating rate of interest. The table below details overall statistics of our portfolio as of December 31, 2023:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$2,874,370	$2,713,672	$2,570,677	S+3.75%	S+4.03%	3.1	66.8%	63.7%
Subordinated loans	13,507	13,507	13,148	8.00%	8.11%	10.0	41.4%	36.2%
Total/Wtd. Avg.	$2,887,877	$2,727,179	$2,583,825	S+3.75%	S+4.03%	3.2	66.7%	63.6%
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

The map and charts below, weighted by carrying value, illustrate the geographic distribution and types of properties securing our loan portfolio as of December 31, 2023:

MN, 4.8%
WI, 0.6%
MI, 0.2%
NY, 10.5%
MA, 5.6
CT, 2.4 %
PA, 2.7%
NJ, 2.8%
OH, 0.7%
IL, 7.9%
IN, 0.5%
CA, 10.9%
CO, 1.3%
VA, 3.6%
KY, 1.5%
NC, 2.2%
TN, 4.2%
OK, 0.9%
AZ, 1.0%
SC, 1.0%
GA, 7.3%
AL, 2.6%
TX, 13.8%
LA, 3.5%
FL, 7.1%
HI, 0.5 %

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
As of December 31, 2023, we had repurchase and secured credit financing facilities in place to finance loans held for investment and our one real estate owned, or REO, asset with an aggregate maximum borrowing capacity of $1.9 billion.
We also finance pools of commercial real estate loans through CRE CLOs, which are consolidated on our financial statements. As of December 31, 2023, the outstanding amount due on securitized debt obligations was $1.0 billion.
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
For additional information concerning these competitive risks, see “Risk Factors — Risks Related to our Lending and Investment Activities — We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments and could also affect the pricing of these investments” in Item 1A of this Annual Report on Form 10-K.
Human Capital
Our team of talented employees is fundamental to our success. As of December 31, 2023, we employed 35 individuals, all of whom are full time and based out of our two primary office locations in New York, New York, and Saint Louis Park, Minnesota.
We are committed to creating and supporting a positive work environment and culture where our employees can grow professionally and contribute to the success of the Company. Our core values of excellence, responsibility, integrity and respect also guide us in building and maintaining fruitful, long-term relationships with our various internal and external stakeholders, including our employees. Highlights of the specific ways we support our team members follow.
Diversity, Equity, Inclusion and Belonging
We are dedicated to promoting a work environment that:
•is free from discrimination, harassment or retaliation because of race, color, ethnicity, creed, religion, national origin, sex, sexual orientation (including transgender status, gender identity or expression), pregnancy (including childbirth, lactation or related conditions), marital status, disability, public assistance, age, familial status, genetic information, local commissions activity, veteran status, uniformed servicemember status, or any other status protected by federal, state or local laws;
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
In addition, all officers and employees annually receive mandatory third-party training on anti-harassment and diversity, equity, inclusion and belonging. Topics addressed in such training have included creating a culture of belonging and addressing unconscious bias.
Employee Engagement
In the fall of 2022, we developed and implemented an annual survey to measure employee engagement and satisfaction and to identify any areas where we may improve our work environment or culture. More than 90% of our team members have completed this engagement survey each year. More than 90% of respondents to the 2023 survey indicated that they Strongly Agree or Agree that they feel like they are part of a team, they have confidence in the leadership of the Company, and there is good interdepartmental cooperation.
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
Health, Safety and Security in the Workplace
We monitor external threats, such as public health risks or civil unrest, and adopt safety measures or otherwise modify our policies and practices as needed to protect our employees.
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
•mental health and wellness offerings, including a gym reimbursement program, gym discount program, fitness rewards program, free subscriptions to a mental health and mediation app, and an employee assistance program;
•generous paid time off, ten company holidays and leave policies, including gender neutral parenting leave; and
•flexible/hybrid work model, where employees may work up to two days a week remotely.
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
So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property. See “Risk Factors — Risks Related to Our REIT Status and Certain Other Tax Items” in Item 1A of this Annual Report on Form 10-K.
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
If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay distributions to our stockholders. See “Risk Factors - Risks Related to Our Company and Structure - Maintaining our exclusions from registration as an investment company under the Investment Company Act imposes limits on our operations. Investment returns may be reduced if we are required to register as an investment company under the Investment Company Act” in Item 1A of this Annual Report on Form 10-K.
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
•Our lending and investment activities subject us to the general political, economic, capital markets, societal, competitive and other conditions that markedly impact financial markets, such as reduced demand for office properties as a result of remote working arrangements that allow work from remote locations other than an employer’s office premises.
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
We seek to invest primarily in debt investments in or relating to commercial real estate assets. Deterioration of real estate fundamentals generally, and in the United States in particular, has increased the default risk applicable to borrowers, made it relatively more difficult for us to generate attractive risk-adjusted returns and continues to negatively impact our performance. Changes in general economic conditions have affected the creditworthiness of borrowers and the value of underlying real estate collateral relating to our investments. Such changes have included, and may in the future include, economic and/or market fluctuations, reduced demand for office properties as a result of increases in remote working arrangements, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, evictions and/or foreclosures, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations, political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy that depress travel activity, escalating global trade tensions, the conflict between Russia and Ukraine, deteriorating conditions in the Middle East, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments. We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any future declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
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
The investment guidelines adopted by our board of directors do not require us to observe specific diversification criteria. The properties securing our investments may at times be concentrated in certain property types or geographies that may be subject to higher risk of loss. For example, our concentration of investments secured by office properties are subject to a higher risk of loss as a result of increased hybrid work schedules, which allow employees to work from remote locations other than their employer’s office premises.
Asset concentration may cause even modest changes in the value of the underlying real estate assets to significantly impact the value of our investments. As a result of any high levels of concentration, any adverse economic, political, social, climate-related or other condition, such as the increased frequency or intensity of adverse weather and natural disasters associated with global climate change, that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.
Real estate valuation is inherently subjective and uncertain, and is subject to change, especially during periods of volatility.
The valuation of real estate, and therefore the valuation of any collateral underlying our loans, is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. Appraisals we obtain from third-party appraisers may be overstated or market values may decline, which could result in inadequate collateral for loans we make. In addition, where we invest in loans that involve renovations, restorations or construction, initial valuations will assume completion of the business plan or project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, macroeconomic and local economic uncertainty, disrupted supply chains effecting the timing of delivery and cost of materials, inflationary pressures, low transaction flow or restricted debt availability. Regardless of whether an appraisal is accurate at the time it is completed, all valuations are subject to change, especially during periods of market volatility or reduced demand for real estate, which may make it difficult to ensure loans are collateralized as expected across the life of the loan. See “ — Risks Related to Our Lending and Investment Activities — Loans on properties in transition may involve a greater risk of loss than conventional mortgage loans.”
The valuation of assets or loans we hold may not reflect the price at which the asset or loan is ultimately sold in the market, and the difference between that valuation and the ultimate sales price could be material. Valuation methodologies are subject to change from time to time.
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
Further, we may face other restrictions on our ability to liquidate an investment to the extent that we have or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic or other conditions may be limited, which could adversely affect our results of operations and financial condition.
The due diligence process that we undertake with regard to investment opportunities may not reveal all facts that may affect an investment and if we incorrectly evaluate the risks of our investments, we may experience losses.
Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, we may be required to evaluate important and complex issues, including, but not limited to, those related to business, financial, tax, accounting, environmental and legal and regulatory and macroeconomic trends, as well as environmental, social and governance, or ESG, matters. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and we may not identify or foresee future developments that could have a material adverse effect on an investment. In addition, selecting and evaluating material due diligence matters, including ESG factors, is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by us or a third-party specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other commercial real estate debt investors or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. Relying on the resources available to us, we evaluate our potential investments based on criteria we deem appropriate for the relevant investment. Our loss estimates may not prove accurate, as actual results may vary from estimates. If we underestimate the asset-level losses, we may be required to recognize an impairment and/or realize losses with respect to such investment.
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
Prepayment rates on loans may be affected by a number of factors, including, but not limited to, the then-current level of interest rates and credit spreads, the availability of mortgage credit and investment capital, the status of the business plan for the underlying collateralizing property, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment and other economic, social, geographic, demographic and legal factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. If prepayment rates exceed our expectations, we may have greater difficulty in redeploying the proceeds into new investment opportunities, which may significantly increase our cash balance and exacerbate the risks related to our cash management strategy. For further discussion of the risks related to capital deployment, see “ — Risks Related to Our Lending and Investment Activities — Difficulty or delays in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to stockholders to suffer.”
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
As our loans and investments are repaid, we may redeploy the proceeds we receive into new loans and investments (which can include future fundings associated with our existing loan investments), repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy, or experience any delays in redeploying, the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to stockholders could suffer.
In light of our investment strategy and the need to be able to invest capital quickly to capitalize on potential investment opportunities, we may from time to time maintain cash pending deployment into investments, which may at times be significant. Such cash may be held in an account of ours for the benefit of stockholders or may be invested in money market accounts or other similar temporary investments. While the duration of such holding period is expected to be relatively short, in the event we are unable to find suitable investments, such cash positions may be maintained for longer periods. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and such low interest payments on the temporarily invested cash may adversely affect our financial performance and returns to investors.
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
•renovations or repositionings during which operations may be limited or halted completely;
•property location and condition;
•competition from similar properties;
•changes in national, regional or local economic conditions, real estate values or rental or occupancy rates;
•increases in remote working arrangements and the subsequent effect on demand for commercial real estate, particularly office properties;
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
•fraudulent acts or theft on the part of the property owner, sponsor and/or property manager; and
•natural disasters, such as hurricanes, earthquakes, wildfires and floods, including climate change-related risks; terrorism; social unrest; civil disturbances and other events which may result in property damage, decrease the availability of or increase the cost of insurance or otherwise result in uninsured losses.
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
Loans on properties in transition may involve a greater risk of loss than conventional mortgage loans.
The majority of our lending involves transitional loans to borrowers who are seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an asset it believes is an undervalued asset that has been under-managed and/or is located in a recovering market. If the borrower’s assessment of the asset as undervalued is inaccurate, or if the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or stabilize the property, the borrower may not be able to satisfy the transitional loan through a sale of the property or conventional financing, and we bear the risk of loss of principal and non-payment of interest and fees. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets.
Furthermore, the renovation, refurbishment or expansion of a property in transition by a borrower involves various risks, including rehabilitation costs exceeding original estimates (including as the result of inflation in the cost of labor and materials), environmental risks, delays in legal and other approvals and rehabilitation and subsequent leasing of the property not being completed on schedule or at all. If such renovation is not completed in a timely manner, or if costs are greater than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.
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
With respect to the CMBS, CRE CLOs and other similar securities, overall control over the special servicing of the related underlying loans are held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of securities in such series. To the extent we acquire classes of existing series of such securities, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. See “ — Risks Related to Our Financing and Hedging — Use of nonrecourse securitizations to finance our loans and investments may expose us to risks that could result in losses” for a discussion of additional risks related to our securitization transactions.
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
Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks.
While our loan investments focus primarily on “performing” real estate-related interests, our loan investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans) or may involve investments that become “sub-performing” or “non-performing” following our origination or acquisition thereof. Certain of our investments may include loans on properties and to borrowers that are typically highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments in certain circumstances and may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. During an economic downturn or recession, loans of financially or operationally troubled borrowers are more likely to go into default than loans of other borrowers. Loans of financially or operationally troubled borrowers are less liquid and more volatile than loans of borrowers not experiencing such difficulties. Investment in the loans of financially or operationally troubled borrowers involves a high degree of credit and market risk.
The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/or restructurings.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges.
Further, such loan modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, replacement “takeout” financing will not be available. Additionally, such loan modifications may result in our becoming the owner of underlying the real estate. See “ — Risks Related to Our Lending and Investment Activities — We have in the past taken, and may in the future take, title to properties securing certain of our loan investments, which could result in losses that harm our results of operations and financial condition and — If we become the owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”
Financial or operating difficulties of our borrowers may result in our being subject to bankruptcy proceedings.
Financial or operating difficulties our borrowers may face, such as those described in other risk factors, may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments, and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value from collateral for our loan positions, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
We have in the past taken, and may in the future take, title to properties securing certain of our loan investments, which could result in losses that harm our results of operations and financial condition.
We have in the past found, and may in the future find, it necessary or desirable to take title to properties securing certain of the loans we originate or acquire via foreclosure or other means. The foreclosure process may be lengthy and expensive. If we take title to a property securing a loan investment, and if we do not or cannot sell the property, we would then come to own and operate it as REO. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
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
Even if we are successful in foreclosing on a loan or otherwise taking title to the property securing a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan, or a liquidation of the underlying property, will further reduce the net proceeds and, thus, increase any such loss to us.
If we become the owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
We may become the owner of real estate through a foreclosure, a deed-in-lieu of foreclosure transaction or otherwise and therefore become subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of an increased prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), acts of God, terrorist attacks, war and other events that are beyond our control, and various uninsured or uninsurable risks. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. In addition, if we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, we will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
Further, ownership of real estate may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of real estate may create liabilities that did not exist at the time we became the owner of such real estate. Even in cases where we are indemnified against certain liabilities arising out of violations of laws and regulations, including environmental laws and regulations, there can be no assurance as to the financial viability of a third-party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
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
We depend on third-party service providers, including our loan servicers and our managed service provider, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in commercial real estate debt investments, as well as for general operating purposes. For example, we rely on a third-party servicer to service the commercial real estate loans that we invest in and commercial real estate loans underlying CRE CLOs and other commercial real estate debt investments to, among other things, collect principal and interest payments on such commercial real estate loans and perform certain asset management services in accordance with applicable laws and regulations. In addition, as described in further detail in “Cybersecurity” in Item 1C of this Annual Report on Form 10-K, we rely on a third-party provider for our information technology systems. Such vendors and others, such as trustees, appraisers and other due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. This may include systems failures, security breaches and errors that could significantly disrupt our business, including resulting in nonperformance of, or loss of, investments or defaults under our financing facilities.
Increases in our CECL reserves have had and could continue to have an adverse effect on our business, financial condition and results of operations.
Our current expected credit loss, or CECL, reserves required under the ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, reflect our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. Changes to our CECL reserves have been, and will continue to be, recognized through net income on our consolidated statements of operations. See Note 2 – Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of our CECL reserves.
While ASU 2016-13 does not require any particular method for determining CECL reserves, it does specify that reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining the CECL reserves may differ from the methodologies employed by other companies, our CECL reserves may not be comparable with the CECL reserves reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. We may be required to make further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. If we are required to materially increase our CECL reserves for any reason, such increase could adversely affect our business, financial condition and results of operations.
CECL reserves are difficult to estimate, and may not be correct, which could severely impact our results of operations.
Our CECL reserves are evaluated on a quarterly basis. The determination of our CECL reserves requires us to make certain estimates and judgments, which may be difficult to determine and are subject to uncertain and changing economic, market and other circumstances. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure (including the availability of reserves and recourse guarantees), likelihood of repayment in full at the maturity of a loan, potential for refinancing, the creditworthiness of borrowers and expected market discount rates for the real estate and other assets serving as collateral for our loan investments, all of which remain uncertain and are subjective. In determining the adequacy of our CECL reserves, we rely on our experience and our evaluation of economic conditions and market factors. If our assumptions prove to be incorrect, our CECL reserves may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our CECL reserves. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
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
In addition to our senior floating-rate commercial mortgage loans, our portfolio contains, and in the future we may invest in, other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Any investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our ability to exert control or exercise remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. As a result, with respect to any investments in subordinated debt, we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt before the holders of other more senior tranches of debt instruments with respect to such issuer. As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks.
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
We have a substantial amount of debt and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or nonrecourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without the approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Our substantial amount of debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, or we may fail to comply with covenants or breach a representation contained in our debt agreements, which in each case, if we are unable to obtain amendments or waivers of such convenants or representations from financing counterparties, may result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder dividends or other purposes; and
•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.
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
To the extent that our financing costs are determined by reference to floating rates, such as the Secured Overnight Financing Rate, or SOFR, or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In response to inflationary pressures, the Federal Reserve raised benchmark overnight interest rates on multiple occasions in 2022 and 2023. These increases have increased borrowers' interest payments, adversely affected commercial real estate property values, and for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, which could result in us realizing losses on our investments. Although the Federal Reserve has indicated no further rate increases are expected in 2024, how long interest rates will remain at their current levels and the direction and extent of any future rate changes remain uncertain.
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
We borrow funds under repurchase agreements and other financing arrangements with various counterparties. The documents that govern these financing arrangements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants that may restrict our flexibility to determine our operating policies and investment strategy. In particular, these financing arrangements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are, and in the future may also be, subject to cross-default and acceleration rights in our other debt arrangements. Further, these covenants could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. These financing arrangements also grant certain consent rights to the lenders thereunder which give them the right to consent to certain modifications to the pledged collateral and could limit our ability to manage a pledged investment in a way that we think would provide the best outcome for our stockholders.
Our existing asset financing facilities require, and future asset financing facilities may require, us to provide additional collateral or pay down debt.
Our master repurchase agreements with various counterparties, any bank credit facilities and additional repurchase agreements or other financing we may enter into in the future involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional margin and/or pledging additional collateral would reduce our cash and/or collateral available for other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.
Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements on acceptable terms or at all. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including the market's view of the quality of our investments, the market’s perception of our growth potential, our current and potential future earnings and cash dividends, any credit ratings we or our corporate debt may receive from major rating agencies, the prevailing interest rates being paid by other companies that investors consider to be comparable to us and the market price of our securities.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by our potential lenders not to extend credit.
An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates. During 2023, bank failures and other events affecting financial institutions contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly.
Any downgrade of our or our corporate debt’s credit ratings by any of the principal credit agencies may make it more difficult and costly for us to access capital. Additionally, the notes issued in our securitization transactions for which we are required to retain a portion of the credit risk, have been, and in the future may be, rated by rating agencies. There can be no assurances that the credit ratings of our corporate debt or the notes issued in our securitization transactions will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Such fluctuations could have an adverse effect on the price of our corporate debt. In addition, credit rating agencies continually review their ratings for the companies that they follow. If, in the future, one or more rating agencies were to provide a rating for us or our corporate debt, or the notes issued in our securitization transactions, and then reduce or withdraw their rating, the market price of such debt or notes or of our common stock may be adversely affected.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recent or ongoing developments in banking, such as bank closures, may also have other implications for broader economic and monetary policy, including interest rate policy, and may impact the financial condition of banks and other financial institutions outside of the United States.
In addition, the capital and credit markets have recently experienced extreme volatility and economic disruption, inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates, which may result in additional liquidity concerns for us and/or in the broader financial services industry.
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

Our use of financing may create a mismatch with the duration and interest rate of the investments that we are financing, which could adversely impact our liquidity and returns.
We intend to structure our financing such that we minimize the difference between the term of our investments and the term of the financing for such investments. In the event that our financing is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement financing, and that would have an adverse impact on our liquidity and our returns.
We attempt to structure our financing such that we minimize the variability between the interest rate of our investments and the interest rate of our financing — financing floating rate investments with floating rate financing and fixed rate investments with fixed rate financing. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such investments with floating rate financing, but effectively convert all or a portion of the attendant financing to fixed rate using hedging strategies.
The success of our attempts to mitigate such risk may be impacted by factors outside of our control, such as the availability to us of favorable financing and hedging options, including with respect to duration and term matching. A duration mismatch may also occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our liabilities or any hedges we may enter into may have set maturity dates.
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
Our success depends on our ability to retain our senior management and other key members of our team and to recruit additional qualified personnel as needed. Many members of our senior management team have a history of working together that predates the Company’s inception, and any loss of talent from that group could be disruptive to their effective functioning. Additionally, the size of our employee base (35 employees as of December 31, 2023, inclusive of the senior management group) means that we have limited overlap in roles such that any degree of attrition could challenge operations. Many of these roles are highly specialized and specific to our industry, making them difficult to source. We have also found that the marketplace for talent has become increasingly competitive and costly across seniority levels and job categories as unemployment rates remain low.
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
Our operations are highly dependent on our information systems and technology, which are provided and maintained by an outsourced technology vendor, and we rely heavily on our financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are subject to cyberattacks, including ransomware attacks and social engineering, such as phishing, smishing and vishing, which are continually evolving and will likely continue to increase in sophistication and frequency in the future. Moreover, remote working, including pursuant to our hybrid work model, may be less secure and more susceptible to cyberattacks. Attacks on us and our service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data, disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code, or divert or steal funds, including by wire fraud and other nefarious means.

Cybersecurity incidents and cyberattacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. We and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect us. For example, our information and technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cybercriminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we hold a significant amount of confidential and sensitive information. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact of an attack.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although we have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. We do not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to us. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in our possession. We could be required to make a significant investment to remedy the effects of any such failures, harm to our reputation, legal claims that we may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.
Even if we are not targeted directly, cyberattacks on governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers and other third-parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.
In addition, our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we are reliant on third-party service providers for certain aspects of our business, including for administrative services, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.
Many jurisdictions in which we operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our employees’, investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our employees’, investors’, counterparties’ or third-parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our security measures.
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third-parties with whom we conduct business, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
We determine whether an entity is a majority-owned subsidiary of the Company. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested that the SEC or its staff approve our treatment of any entity as a majority-owned subsidiary, and neither has done so. If the SEC or its staff were to disagree with our treatment of one or more subsidiary entities as majority-owned subsidiaries, we may need to adjust our strategy and our assets in order to continue to pass the 40% test. Any adjustment in our strategy or assets could have a material adverse effect on us.
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
There can be no assurance that we and our subsidiaries will be able to successfully avoid registration as an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third-parties, that third-parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.
If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay dividends to our stockholders.
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
Risks associated with climate change may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern U.S., where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio.
Further, significant physical effects of climate change, including changes in global weather patterns, rising sea levels, changes in temperature averages or extremes and extreme weather events such as hurricanes, droughts or floods, can also have an adverse impact on certain of our properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.
Some physical risk is inherent in all properties, particularly properties in certain locations and in light of the unknown potential for extreme weather and other events that could occur related to climate change.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to ESG matters, that could expose us to numerous risks.
Advocacy groups, government agencies, the general public, regulators, customers, investors, employees and other stakeholders are increasingly focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report, which could negatively impact the market price of our securities.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult, costly and uncertain. Further, new and emerging regulatory initiatives related to climate change and ESG could adversely affect our business.
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

The market price of our common stock has been, and may continue to be, volatile and may decline.
The capital and credit markets have, on occasion, experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock has been and may in the future be significantly affected by numerous factors, including the risk factors described “Risk Factors” in this Item 1A, some of which are beyond our control and may not be directly related to our operating performance.
Future issuances of equity or debt securities, which may include securities that would rank senior to our common stock, may adversely affect the market price of the shares of our common stock.
The issuance of additional shares of our common stock, including in connection with our outstanding 7% Series A cumulative redeemable preferred stock, or our Series A Preferred Stock, or in connection with other future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we decide to issue debt or equity securities which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the shares of our common stock. Therefore, holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.
Provisions of our charter and amended and restated bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
Some of the provisions of Maryland law and our charter and amended and restated bylaws discussed below could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then current market price.
Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 450,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2023, 11,500,000 shares of preferred stock are classified as 7.00% Series A Preferred Stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to the issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third-party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price.
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
Maryland takeover statutes. Certain provisions of the Maryland General Corporation Law may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the Maryland Business Combination Act, which, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder.
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
In addition, our charter includes certain limitations on the ownership and transfer of our capital stock. See “ — Risks Related to Our REIT Status and Certain Other Tax Items — Ownership limitations may restrict change of control or business combination opportunities.”
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
Our charter provides that, subject to the rights of any series of preferred stock, a director may be removed upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our board of directors by removing and replacing directors and may prevent a change in control of the Company that is in the best interests of our stockholders.
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
•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•defaults in our investment portfolio or decreases in the value of our portfolio;
•the impact of changes in interest rates on our net interest income; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
The ownership limits may have the effect of precluding a change in control of us by a third-party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the ownership limits that are granted by our board of directors may limit our board of directors’ ability to increase the ownership limit or grant further exemptions at a later date.
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
Our investments in certain investments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such investments could cause such modified investments to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity policies, processes and practices, which are integrated into our overall risk management program. In partnership with our designed outsourced technology provider, we have implemented extensive processes and controls to assess, manage and protect against material risks from cybersecurity threats, including the following:
•a managed detection and response platform that is monitored at all times by members of our third-party technology provider’s Security Operations Center team;
•periodic penetration testing and vulnerability scans;
•quarterly cybersecurity training and phishing email exercises for all employees and officers;
•vendor cybersecurity diligence;
•cybersecurity insurance; and
•a cybersecurity Incident Response Plan that includes procedures for responding to cybersecurity incidents.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Refer to “Risk Factors – Risks Related to our Company and Structure – Operational risks, including the risk of cyberattacks, may disrupt our business, resulting in loss or limited growth” in Item 1A of this Annual Report on Form 10-K for an additional description of our cybersecurity risk and the potential related impacts.
Governance
Pursuant to its charter, the Audit Committee of our board of directors oversees our risk management program, which focuses on the most significant risks we face, including cybersecurity risks. Audit Committee meetings include discussions of specific risk areas, and our Chief Compliance Officer, or our CCO, regularly reports to the Audit Committee on cybersecurity risks we face, as well as the status of measures undertaken by the Company to manage those risks. Pursuant to our Incident Response Plan, the chair of the Audit Committee will be notified in the event of a cybersecurity incident meeting a specified severity level. In addition, all members of our board of directors, including members of the Audit Committee, participate in quarterly training on cybersecurity threats, including those facing the Company.

Our CCO and our Chief Financial Officer, or our CFO, work collaboratively with senior members of our outsourced technology firm to comprise our Cybersecurity Team. Our Cybersecurity Team has primary responsibility for overseeing, implementing and managing our processes and controls to assess, identify and manage material risks from cybersecurity threats, including those described above in Risk Management and Strategy.
Our Incident Response Team, in coordination with external advisors, is responsible for responding to and managing cybersecurity incidents pursuant to our Incident Response Plan. Our Incident Response Team includes our Cybersecurity Team and our Chief Executive Officer, along with other Company personnel as appropriate based on the nature of the incident.
The members of our Cybersecurity Team have various levels of experience in information technology and cybersecurity matters. Our third-party technology firm is a global information technology and cybersecurity provider with a seasoned executive team possessing decades of experience and various cybersecurity certifications, such as Certified Information Systems Security Professional certification. Our CCO and CFO each has extensive experience managing risks at the Company, including risks arising from cybersecurity threats. Our CCO also holds a CERT Certificate in Cybersecurity Oversight issued from the CERT Division of the Software Engineering Institute at Carnegie Mellon University and the National Association of Corporate Directors.
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
Our common stock is listed on the NYSE under the symbol “GPMT.” On February 26, 2024, the closing price of our common stock, as reported on the NYSE, was $4.63 per share.
Holders
As of February 26, 2024, there were 178 registered holders of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
Dividends
We generally intend to distribute substantially all of our taxable income each year (which does not necessarily equal net income as calculated in accordance with Generally Accepted Accounting Principles, or GAAP) to our stockholders to comply with the REIT provisions of the Code. In addition, our dividend policy remains subject to revision at the discretion of our board of directors. Any distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results, and our ability to pay distributions, will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, restrictions related to our financing facilities, applicable law and other factors as our board of directors deems relevant.
The following table presents cash dividends declared on our common stock since 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.20
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.80

2022
December 20, 2022	December 30, 2022	January 17, 2023	$0.20
September 20, 2022	October 3, 2022	October 17, 2022	$0.25
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
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

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500 and Bloomberg REIT Mortgage Index

250
200
150
100
50
0
Index Value
6/28/17
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
Period Ending
Granite Point Mortgage Trust Inc.
S&P 500
Bloomberg REIT Mortgage Index

Index	6/28/17	6/30/17	12/31/17	6/30/18	12/31/18	6/30/19	12/31/19	6/30/20	12/31/20	6/30/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23
Granite Point Mortgage Trust Inc.	$100.00	$99.84	$97.25	$105.12	$108.05	$117.60	$120.47	$47.06	$70.39	$107.90	$89.15	$76.44	$46.14	$49.25	$59.34
S&P 500	$100.00	$99.30	$110.64	$113.56	$105.78	$125.39	$139.07	$134.78	$164.63	$189.74	$211.86	$169.55	$173.44	$202.73	$218.99
Bloomberg REIT Mortgage Index	$100.00	$99.21	$102.58	$103.07	$99.59	$108.57	$123.12	$73.73	$95.79	$116.79	$112.65	$91.84	$85.20	$92.22	$97.53

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 9, 2023, we announced that our board of directors had amended our share repurchase program to authorize the repurchase of an additional 5,000,000 shares of our common stock, for a total share repurchase authorization of 9,000,000 shares of our common stock, inclusive of amounts previously authorized. Our share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the year ended December 31, 2023, and 2022, under our share repurchase program, we repurchased 2,001,338 shares of our common stock at a weighted average purchase price of $5.12 per share for an aggregate purchase price of $10.2 million and 1,539,134 shares of our common stock at a weighted average purchase price of $10.18 per share for an aggregate purchase price of $15.7 million, respectively. During the three months ended December 31, 2023, under our share repurchase program, we repurchased 1,000,000 shares of our common stock at a weighted average price of $5.15 per share for an aggregate purchase price of $5.2 million. As of December 31, 2023, there remained 4,157,916 shares authorized for repurchase under our share repurchase program.
Our board of directors also authorized the repurchase of shares of restricted common stock granted to employees and directors for tax withholding purposes. During the year ended December 31, 2023, and 2022, pursuant to such authorization, we repurchased from employees 36,916 shares of our common stock at a weighted average purchase price of $6.40 for an aggregate purchase price of $0.2 million and 69,039 shares of our common stock at a weighted average purchase price of $11.94 for an aggregate purchase price of $0.8 million, respectively. No shares were repurchased for tax withholding purposes during the three months ended December 31, 2023.
Issuer Purchases of Equity Securities
The following table summarizes the repurchase of common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs(1)
October 1-31, 2023	—	$—	—	5,157,916
November 1-30, 2023	798,737	$5.06	798,737	4,359,179
December 1-31, 2023	201,263	$5.50	201,263	4,157,916
Total	1,000,000	$5.15	1,000,000	4,157,916
____________________
(1)On May 9, 2023, we announced that our board of directors had amended our share repurchase program to authorize the repurchase an additional 5,000,000 shares of our common stock, for a total share repurchase authorization of 9,000,000 shares of our common stock, inclusive of amounts previously authorized. Our share repurchase program has no expiration date.
Item 6. [Reserved]
Not applicable.

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
This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Recent Developments
Macroeconomic Environment
The year ended December 31, 2023, was characterized by continued volatility in global securities markets, driven by investor concerns over inflation, high interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the impacts of the Russia-Ukraine conflict and, more recently, the conflict and rising tensions in the Middle East. Events affecting financial institutions during the year also contributed to volatility in global markets and diminished liquidity and credit availability.
Although the Federal Reserve has indicated that no further interest rate increases are expected in 2024, how long interest rates will remain at their current elevated levels and the direction and extent of any future interest rate changes remain uncertain. Although our business model is such that higher interest rates will, all else being equal, generally correlate to higher net income, interest rates remaining elevated for an extended period of time has adversely affected, and may continue to adversely affect, our existing borrowers and the cost of financing their properties and lead to nonperformance. Additionally, higher interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Higher interest rates have adversely impacted, and may continue to adversely impact, commercial real estate property values. It remains difficult to predict the full impact on macroeconomic conditions and our business of recent events and any future changes in interest rates or inflation.
Office Property Market
The office property market has been experiencing higher office vacancies, slower leasing activity and various tenants re-evaluating their need for physical office space due in large part to remote work trends. These factors coupled with inflation, elevated interest rates, and limited market liquidity have created a high level of uncertainty with respect to property values. These challenging dynamics have stressed certain borrowers’ ability and willingness to support their office properties and perform in accordance with the terms of their loans. Given this uncertainty, it remains difficult to predict the effect these challenging conditions may have on the office property market, our borrowers, their performance under the terms of our loans secured by office properties and our financial results.
Reference Rate Transition
The London Interbank Offered Rate, or LIBOR, which had been the primary reference rate for our floating rate financing arrangements, was previously the subject of regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. As of December 31, 2023, all of our loans earned a rate of interest indexed to SOFR and all of our outstanding floating rate financing arrangements bore interest indexed to SOFR.

2023 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(77.6) million, or $(1.50) per basic share.
•Generated Distributable Earnings before realized losses of $37.3 million, or $0.72 per basic share, and Distributable (Loss) to common stockholders of $(17.0) million, or $(0.33) per basic share, which includes a total of $(54.3) million of write-offs related to certain loan resolutions, and excludes the $(104.8) million in non-cash provision for credit losses, $(7.0) million of non-cash equity compensation expense and $(3.4) million of non-cash depreciation and amortization on REO.
•Recorded an increase to the allowance for credit losses of $50.5 million, for a total allowance of credit losses of $137.1 million, or approximately 4.7% of total loan commitments of $2.9 billion at December 31, 2023.
•Book value per share of common stock at December 31, 2023, was $12.91, inclusive of $(2.71) per share of total Current Expected Credit Loss, or CECL, reserve.
•Declared aggregate common stock dividends of $42.7 million, or $0.80 per share of common stock, and preferred dividends of $14.5 million, or $1.75 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Originated one loan with a total commitment of $61.8 million and an initial principal balance of $48.8 million related to the resolution of a nonaccrual loan.
•Funded $71.3 million of prior loan commitments, loan upsizes and protective advances.
•Realized $698.3 million of total unpaid principal balance, or UPB, in loan repayments, principal paydowns and principal amortization, including a write-off of $(33.3) million.
•Acquired through a negotiated deed-in-lieu of foreclosure an office property with an estimated fair value at closing of $24.0 million, incurring a write-off of $(4.2) million. The property had previously served as collateral for a senior mortgage loan held-for-investment with an unpaid principal balance of $28.2 million.
•Transferred a senior loan with an unpaid principal balance of $31.8 million to loans held-for-sale, incurring a write-off of $(16.8) million at the time of transfer, and finalized the loan sale with no additional losses incurred.
•Maintained a portfolio of 73 loan investments with an aggregate unpaid principal balance of $2.7 billion and total commitments of $2.9 billion, a weighted average stabilized LTV at origination of 63.6%, and a weighted average all-in yield at origination of S+4.03%.
Portfolio Financing Activity:
•Redeemed the GPMT 2019-FL2 CRE CLO, which, at its redemption, had $98.1 million of outstanding borrowings.
•Extended the maturity of the JPMorgan Chase financing facility to July 28, 2025, and upsized the facility’s maximum borrowing capacity up to $525 million.
•Extended the maturity of the Morgan Stanley and Goldman Sachs financing facilities to June 28, 2024, and July 13, 2024, respectively.
•Entered into amendments of the guaranties provided by the Company in connection with certain of its secured financing arrangements, including its repurchase facilities with Morgan Stanley Bank, Goldman Sachs Bank USA, JPMorgan Chase and Citibank, to modify certain financial covenants.
•Fully repaid and terminated the asset-specific financing facility, which had $45.8 million of outstanding borrowings at payoff.
Corporate Financing Activity:
•Redeemed for cash $131.6 million in convertible senior notes at maturity on October 1, 2023. Following the repayment, no corporate debt maturities remain.
•Repurchased 2,001,338 shares of common stock at a weighted average purchase price of $5.12 for an aggregate purchase price of $10.2 million.
Available Liquidity:
•At December 31, 2023, carried unrestricted cash of $188.4 million, a portion of which is subject to certain liquidity covenants, and no restricted cash related to balances in CRE CLOs.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the year ended December 31, 2023, we recorded a GAAP net (Loss) per basic share of $(1.50), declared a cash dividend of $0.80 per share of common stock and reported Distributable (Loss) of $(0.33) per basic share. Our book value as of December 31, 2023, was $12.91 per share of common stock, inclusive of $(2.71) per share of total CECL reserves.
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
(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the years ended December 31, 2023, and 2022:

	Year Ended
	December 31,
(in thousands, except share data)	2023	2022
Net (loss) attributable to common stockholders	$(77,649)	$(55,327)
Weighted average number of common shares outstanding	51,641,619	53,011,806
Weighted average number of diluted shares outstanding	51,641,619	53,011,806
Basic (loss) per basic common share	$(1.50)	$(1.04)
Diluted (loss) per basic common share	$(1.50)	$(1.04)
Dividend declared per common share	$0.80	$0.95
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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the year ended December 31, 2023, we recorded provision for credit losses of $(104.8) million, which has been excluded from Distributable Earnings, consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the year ended December 31, 2023, we recorded $(3.4) million in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the year ended December 31, 2023, we recorded a $0.2 million gain on early extinguishment of debt, which has been excluded from Distributable Earnings consistent with certain one-time events pursuant to our existing policy for reporting Distributable Earnings as a helpful indicator in assessing the overall run-rate operating performance of our business.
During the year ended December 31, 2023, we recorded $(54.3) million of realized losses on loan investments consisting of: (i) a $(33.3) million realized loss representing a write-off of an allowance for credit losses related to the resolution of a loan secured by an office property located in San Diego, CA, (ii) a $(16.8) million realized loss representing a write-off of an allowance for credit losses related to the transfer to loans held-for-sale of a loan secured by an office property located in Dallas,

TX, and (iii) a $(4.2) million realized loss representing a write-off of an allowance for credit losses related to the transfer to REO of a loan secured by an office property located in Phoenix, AZ. These realized losses have been included in Distributable Earnings pursuant to our existing policy for reporting Distributable Earnings referenced above.
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
We believe it is useful to our stockholders to present Distributable Earnings before realized losses to reflect our run-rate operating results as (i) our operating results are mainly comprised of net interest income earned on our loan investments net of our operating expenses, which comprise our ongoing operations, (ii) it helps our stockholders in assessing the overall run-rate operating performance of our business, and (iii) it has been a useful reference related to our common dividend as it is one of the factors we and our Board of Directors consider when declaring the dividend. We believe that our stockholders use Distributable Earnings and Distributable Earnings before realized losses, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings before realized losses and Distributable (Loss) Earnings for the years ended December 31, 2023, and 2022:

	Year Ended
	December 31,
(in thousands, except share data)	2023	2022
Reconciliation of GAAP net (loss) to Distributable Earnings:
GAAP net (loss) attributable to common stockholders	$(77,649)	$(55,327)
Adjustments:
Provision for (benefit from) credit losses	104,807	69,265
Realized losses on sales	—	1,702
Depreciation and amortization on real estate owned	3,375	—
(Gain) loss on extinguishment of debt	(238)	18,823
Non-cash equity compensation	6,979	7,025
Distributable Earnings before realized losses	$37,274	$41,488
Realized losses on write-offs, loan sales and REO conversions	(54,274)	(26,796)
Distributable (Loss) Earnings	$(17,000)	$14,692
Distributable Earnings per basic share of common stock	$(0.33)	$0.28
Distributable Earnings per diluted share of common stock	$(0.33)	$0.28
Distributable Earnings before realized losses per basic share of common stock	$0.72	$0.78
Distributable Earnings before realized losses per diluted share of common stock	$0.72	$0.78
Basic weighted average common shares	51,641,619	53,011,806
Diluted weighted average common shares	51,641,619	53,011,806

Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of December 31, 2023, and 2022:

(in thousands, except share data)	December 31, 2023	December 31, 2022
Stockholders’ equity	$858,898	$983,545
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$653,160	$777,807
Shares:
Common stock	50,577,841	52,258,404
Restricted stock	—	92,585
Total outstanding	50,577,841	52,350,989
Book value per share of common stock	$12.91	$14.86
Book value per share as of December 31, 2023, includes the impact of an estimated allowance for credit losses of $(137.1) million, or $(2.71) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At December 31, 2023, our loan portfolio was comprised of 73 investments, of which 72 were senior first mortgage loans totaling $2.9 billion of commitments with an unpaid principal balance of $2.7 billion, and one subordinated loan totaling $13.5 million in commitments and unpaid principal balance. At December 31, 2023, the weighted average risk rating of our loan portfolio was 2.8 as compared to 2.5 at December 31, 2022, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of December 31, 2023, we owned one office property with a carrying value of $20.5 million.
During the year ended December 31, 2023, we funded $69.3 million under existing loan commitments, $48.8 million on one origination and $2.0 million on loan upsizings and protective advances. We realized $758.4 million in aggregate reductions in portfolio unpaid principal balance from loan repayments, paydowns, amortization and loan resolutions. During the year ended December 31, 2023, we generated interest income of $263.7 million and incurred interest expense of $(181.7) million, which resulted in net interest income of $82.0 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail.
The following table details our loan activity by unpaid principal balance for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Loan originations	$48,800	$420,955
Other loan fundings(1)	71,266	143,386
Deferred interest capitalized	3,466	2,458
Transfers to real estate owned	(24,000)	—
Loan repayments(2)	(664,985)	(910,134)
Loan write-offs and realized loan losses	(54,274)	(27,308)
Loan sales	(15,100)	(64,176)
Total loan activity, net	$(634,827)	$(434,819)
____________________
(1)Additional fundings made under existing loan commitments and upsizing of loans.
(2)Includes repayment of deferred interest capitalized.

The following table details overall statistics for our loan portfolio as of December 31, 2023:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	73
Total loan commitments	$2,887,877
Unpaid principal balance	$2,727,179
Unfunded loan commitments	$160,698
Carrying value	$2,583,825
Weighted-average cash coupon(1)	S+3.75%
Weighted-average all-in yield(2)	S+4.03%
Stabilized LTV at origination(3)	63.6%
____________________
(1)Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.
(2)Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.
(3)Stabilized loan-to-value ratio, or stabilized LTV, is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.
The following table provides detail of our loan portfolio as of December 31, 2023:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$111.1	$109.2	$108.9	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	12/18	96.5	92.2	92.0	S+3.75%	S+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior(7)	08/19	93.1	93.1	93.2	S+2.85%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior(7)	07/19	89.8	80.0	79.9	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.4	87.2	86.8	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)	12/15	86.0	85.6	85.4	S+4.15%	S+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	06/19	81.2	81.0	80.5	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	12/18	78.1	60.1	60.0	S+3.40%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/19	77.3	77.3	77.0	S+3.41%	S+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	10/22	77.3	77.3	77.3	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	12/19	69.2	62.9	62.8	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior(7)	12/16	66.0	66.0	66.0	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/23	61.8	48.8	48.8	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior	05/22	55.5	46.7	46.5	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior	06/19	54.1	54.1	53.9	S+3.35%	S+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	11/21	52.8	50.1	49.9	S+3.40%	S+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	47.5	47.4	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	09/21	51.7	51.0	50.9	S+5.05%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior(7)	08/17	48.5	48.5	48.3	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	07/22	47.6	45.0	44.5	S+3.62%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	03/22	46.9	46.9	46.6	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	45.4	45.2	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	44.2	44.0	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.3	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	09/21	44.3	41.1	40.8	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.2	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	04/22	40.2	37.5	37.3	S+4.65%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	12/17	39.4	38.8	38.7	S+5.25%	S+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	05/21	38.9	37.6	37.4	S+3.33%	S+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	05/18	38.8	35.4	35.5	S+3.18%	S+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	07/16	38.5	38.5	38.3	S+5.55%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior(7)	11/18	37.1	37.1	37.1	S+3.60%	S+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	03/20	34.9	24.1	24.1	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	12/18	34.2	33.7	33.5	S+4.11%	S+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	08/19	33.5	31.1	31.1	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	32.0	31.9	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%

Senior	11/19	32.9	32.7	32.5	S+3.73%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/16	32.5	32.5	32.5	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	04/22	31.8	30.2	30.0	S+3.35%	S+3.73%	3.0	GA	Multifamily	75.1%	67.1%
Senior	03/19	30.6	29.0	28.9	S+3.75%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	04/22	28.6	26.4	26.2	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior(7)	12/18	28.0	28.0	28.0	S+3.90%	S+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	01/19	27.6	26.9	26.9	S+3.00%	S+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	03/22	27.2	24.3	24.0	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	27.0	26.1	26.0	S+3.40%	S+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	08/19	26.8	26.6	26.5	S+3.20%	S+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior	10/21	25.7	25.7	25.5	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	01/18	25.2	25.2	25.1	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	03/20	25.1	22.2	22.1	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	08/19	25.0	23.9	23.8	S+2.71%	S+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.6	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	07/17	23.8	23.8	23.7	S+4.50%	S+4.58%	3.0	NY	Multifamily	76.5%	76.5%
Senior	05/21	23.3	18.6	18.5	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/22	22.9	20.1	20.0	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/18	21.8	19.9	19.8	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	06/19	21.5	21.5	21.5	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	05/21	20.6	20.4	20.4	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	12/21	20.4	20.4	20.3	S+3.91%	S+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	06/19	20.4	20.4	20.3	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	11/18	18.5	16.9	16.9	S+5.00%	S+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	10/18	16.9	16.9	16.9	S+4.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	06/21	16.7	14.3	14.1	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/19	16.6	14.5	14.5	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	08/17	15.4	12.4	12.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	13.9	13.9	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	07/18	14.3	10.0	10.0	S+4.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Mezzanine	01/17	13.5	13.5	13.5	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	10/19	11.8	4.3	4.3	S+2.81%	S+3.28%	3.0	CA	Office	70.6%	67.8%
Senior(7)	09/19	11.7	11.7	11.7	S+3.05%	S+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Senior	06/19	11.4	10.4	10.4	S+4.01%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.3	6.6	6.6	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(134.7)
Total/Weighted Average Loans		$2,887.9	$2,727.2	$2,583.8	S+3.75%	S+4.03%	3.2			66.7%	63.6%
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
(6)Stabilized LTV is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.
(7)Loan was held on nonaccrual status as of December 31, 2023.
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
Portfolio Management and Credit Quality
We actively manage each loan investment from closing and initial funding through final repayment and assess the risk of credit deterioration by quarterly evaluating the performance of the underlying collateral properties. We also evaluate the macroeconomic environment, prevailing real estate fundamentals and local property market dynamics. Typically, our loan documents allow us, among other things, to receive regular property, borrower and guarantor financial statements; approve annual budgets and major tenant leases; and enforce loan covenants and remedies. In addition, we work with a leading commercial real estate loan servicer, which provides us with a fully-dedicated and experienced team to increase efficiency and leverage our internal resources in servicing and asset managing our loan investments. Our internal team retains authority on all asset management decisions.
We maintain strong relationships and an active asset management dialogue with our borrowers. We have leveraged those strong relationships along with our team’s experience to maximize the performance of our portfolio, including during periods of economic uncertainty and market volatility. While we generally believe that the principal amount of our loans is sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
In addition to ongoing asset management, we review our entire portfolio quarterly, assess the performance of each loan and assign it a risk rating on a scale between “1” and “5,” from least risk to greatest risk, respectively. The risk ratings are based on many factors, which include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, collateral performance, loan structure and exit plan, origination LTV, project sponsorship and other factors deemed appropriate. We evaluate these factors with respect to each loan investment on a case-by-case basis taking into consideration such loan’s facts and circumstances at the time. The risk factors may be given different weightings depending on the specifics of each loan. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion regarding the risk rating methodology we use for our portfolio.
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of December 31, 2023, and 2022:

(dollars in thousands)	December 31, 2023			December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$71,597	$71,211	8	$291,236	$287,527
2	36	1,277,491	1,262,126	52	1,857,744	1,824,564
3	24	862,102	842,175	21	697,532	689,196
4	4	192,104	174,313	5	268,236	258,570
5	5	323,885	234,000	4	247,258	207,958
Total	73	$2,727,179	$2,583,825	90	$3,362,006	$3,267,815
As of December 31, 2023, the weighted average risk rating of the Company’s loan portfolio was 2.8, versus 2.5 as of December 31, 2022, weighted by unpaid principal balance. The year-over-year change in the weighted average portfolio risk rating is mainly a result of changes in portfolio mix due to loan payoffs, paydowns and select loan rating downgrades, including four loans downgraded to a risk rating of “5”, partially offset by the transfer of a previously risk-rated “5” loan to loans held-for-sale, the transfer of a previously risk-rated “5” loan to REO and the resolution of a previously risk-rated “5” loan involving a coordinated sale of the collateral property through a deed-in-lieu of foreclosure transaction.
Risk-Rated “5” Loan Summaries
As of December 31, 2023, we had five loans that had a risk rating of “5” with an aggregate principal balance of $323.9 million, for which we recorded an allowance for credit losses of $89.6 million. These five loans were on nonaccrual status as of December 31, 2023. The performance of these assets has been adversely affected to varying degrees by many different factors, such as slower leasing velocity, including leasing challenges of office properties in certain markets related to work from home trends and other submarket dynamics combined with a significant rise in interest rates resulting in a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting these borrowers’ ability to either sell or refinance their loans, and other property specific factors.
During the year ended December 31, 2023, a first mortgage loan with an outstanding principal balance of $85.6 million collateralized by a mixed-use retail and office property located in Baton Rouge, LA, was downgraded from a risk rating of “4” to a risk rating of “5” and placed on nonaccrual status. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the sale process will be completed, and the timing and ultimate outcome remain uncertain.
During the year ended December 31, 2023, a first mortgage loan with an outstanding principal balance of $80.0 million collateralized by an office property located in Chicago, IL, was downgraded from a risk rating of “4” to a risk rating of “5” and placed on nonaccrual status. We are in an ongoing dialogue with the borrower regarding next steps and potential resolution options with respect to this loan, the timing and ultimate outcome of which remain uncertain.
During the year ended December 31, 2023, a first mortgage loan with a principal balance of $37.1 million collateralized by a mixed-use office and retail property located in Los Angeles, CA, was downgraded from a risk rating of “4” to a risk rating of

“5” and placed on nonaccrual status. We are in an ongoing dialogue with the borrower regarding next steps and potential resolutions with respect to this loan, the timing and ultimate outcome of which remain uncertain.
At December 31, 2023, we held a first mortgage loan with an outstanding principal balance of $93.1 million collateralized by an office property located in Minneapolis, MN that had a risk rating of “5” and was on nonaccrual status. We are in an ongoing dialogue with the borrower regarding next steps and potential resolutions with respect to this loan, the timing and ultimate outcome of which remain uncertain.
During the year ended December 31, 2023, a first mortgage with a principal balance of $28.0 million collateralized by a hotel property located in Minneapolis, MN, was downgraded from a risk rating of “4” to a risk rating of “5” and placed on nonaccrual status, as the collateral property’s operating performance has been adversely affected by the ongoing softness in local market business travel environment and other local submarket dynamics. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the borrower’s process to sell the collateral property will be completed, and the timing and ultimate outcome remain uncertain.
During the year ended December 31, 2023, we converted a senior loan that had an outstanding principal balance of $28.2 million and collateralized by an office property in Phoenix, AZ, to real estate owned. The loan had been previously placed on nonaccrual status and had a risk rating of “5”. We recorded a write-off of $(4.2) million related to the transfer.
During the year ended December 31, 2023, a senior loan with an outstanding principal balance of $31.8 million and collateralized by an office property located in Dallas, TX was transferred to loans held-for-sale. The loan had previously been placed on nonaccrual status and had a risk rating of “5”. We recorded a write-off of $(16.8) million related to the transfer. On October 16, 2023, the loan sale was finalized with no additional losses incurred.
During the year ended December 31, 2023, a senior loan with an outstanding principal balance of $92.6 million and collateralized by an office property located in San Diego, CA was resolved, which involved a coordinated sale of the collateral property through a deed-in-lieu of foreclosure transaction and our company providing the new ownership group with a senior floating rate loan with a total commitment of $61.8 million and an initial principal balance of $48.8 million. The loan had previously been placed on nonaccrual status and had a risk rating of “5”. We recorded a write-off of $(33.3) million in the allowance for credit losses on loans held-for-investment related to the resolution.
Other Portfolio Developments
During the year ended December 31, 2023, a first mortgage loan with a principal balance of $66.0 million collateralized by an office property located in Miami Beach, FL, had its maturity on July 9, 2023 pass without extension. We deemed probable that the repayment of the loan is expected to be substantially satisfied through the borrower’s sale of the collateral property. During the three months ended December 31, 2023, the contract to purchase the property was terminated. As a result, the loan was placed on nonaccrual status as of December 31, 2023, due to the uncertainty of the collection of future interest.
During the year ended December 31, 2023, a first mortgage loan with an outstanding principal balance of $11.8 million collateralized by a multifamily property located in Milwaukee, WI, had its maturity on December 9, 2023, pass without extension and was placed on nonaccrual status. We deemed probable that the repayment of the loan is expected to be substantially satisfied through the borrower’s sale of the collateral property. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the borrower’s process to sell the collateral property will be completed, and the timing and ultimate outcome remain uncertain.
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
During the year ended December 31, 2023, we completed the modification of a first mortgage loan with a principal balance of $48.5 million secured by a multifamily student housing property in Louisville, KY. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2024, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and our agreement to pay for approved expenses, in our sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status.

Portfolio Financing
As of December 31, 2023, our portfolio financing consisted of repurchase and secured credit facilities collateralized by loans held-for-investment and our one REO asset, and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 55.5% of portfolio loan-level financing as of December 31, 2023.
The following table details our portfolio loan-level financing as of December 31, 2023, and 2022:

(in thousands)	December 31, 2023	December 31, 2022
CRE CLOs	$991,698	$1,138,749
Asset-specific financing facility	—	44,913
Secured credit facility	84,000	100,000
Secured repurchase agreement (non-mark-to-market)	6,213	46,280
Total non-mark-to-market financing	1,081,911	1,329,942
Secured repurchase agreements (mark-to-market)	869,229	969,286
Total portfolio financing	$1,951,140	$2,299,228
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of December 31, 2023, and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Loans held-for-investment	$2,522,187	$3,236,745
Loans held-for-sale	—	—
Real Estate Owned, net(1)	20,508	—
Restricted cash	—	5,674
Total	$2,542,695	$3,242,419
____________________
(1)As of December 31, 2023, real estate owned, net included $3.6 million in other assets and liabilities related to acquired leases.
Secured Repurchase Agreements
As of December 31, 2023, we had repurchase facilities in place with five counterparties with aggregate outstanding borrowings of $0.9 billion, which financed a portion of our loans held-for-investment and real estate owned. As of December 31, 2023, the weighted average borrowing rate on our repurchase facilities was 8.8%, the weighted average advance rate was 69.3%, and the term to maturity ranged from 180 days to approximately 1.6 years, with a weighted average remaining maturity of 1.2 years.
The table below details our secured repurchase facilities as of December 31, 2023:

	December 31, 2023
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	No	$193,165	$281,835	$475,000
Goldman Sachs Bank USA(3)	July 13, 2024	No	53,745	196,255	250,000
JPMorgan Chase Bank	July 28, 2025	No	445,713	79,238	524,951
Citibank	May 25, 2025	No	176,606	323,394	500,000
Centennial Bank(4)	August 29, 2024	No	6,213	143,787	150,000
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of December 31, 2023.
(3)As of December 31, 2023, we retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of December 31, 2023, we retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions. As of December 31, 2023, the outstanding balance was collateralized by real estate owned.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At December 31, 2023, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $1.0 billion of outstanding borrowings, financing 39 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, of $1.3 billion. As of December 31, 2023, our CRE CLOs financed 45.9% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds. On March 16, 2023, we redeemed the GPMT 2019-FL2 CRE CLO, which at its redemption had $98.1 million of outstanding borrowings. As a result of the redemption, we realized a gain on early extinguishment of debt of approximately $0.3 million.
The following table details our CRE CLO securitized debt obligations as of December 31, 2023:

(dollars in thousands)	December 31, 2023
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$621,409	$607,338	S+ 3.8%
Financing provided	502,564	500,403	S+ 1.8%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	629,273	618,003	S+3.8%
Financing provided	491,295	491,295	S+1.9%
Total
Collateral assets	$1,250,682	$1,225,341	S+3.8%
Financing provided	$993,859	$991,698	S+1.8%
____________________
(1)Calculations of all in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculations of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs. During the year ended December 31, 2023, the financing provided transitioned from LIBOR to SOFR.
(2)No restricted cash is included as of December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
Asset-Specific Financing
In April 2019, we entered into a $150.0 million asset-specific financing facility to provide us with loan-based financing on a non-mark-to-market basis with a term matched to the underlying loan collateral and partial recourse to us. During the year ending December 31, 2023, the borrowings facility was terminated.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $84.0 million as of December 31, 2023, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2025.
The following table details the outstanding borrowings under our secured credit facility as of December 31, 2023:

(dollars in thousands)	December 31, 2023
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$141,899	$105,865	S+4.1%
Borrowings outstanding	84,000	84,000	S+6.5%
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

Corporate Financing
Convertible Senior Notes
We redeemed for cash $131.6 million in convertible senior notes at maturity on October 1, 2023. As of December 31, 2023, none of the notes remained outstanding and we have no other corporate debt maturities remaining.
Financial Covenants
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements generally require us to maintain compliance with the following most restrictive covenants across the agreements:

Financial Covenant	Description	Value as of December 31, 2023
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $15.6 million.	Unrestricted cash of $188.4 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $816.9 million and (ii) 75.0% of net cash proceeds of equity issuances after August 3, 2023. As the Company has not had any equity issuances after August 3, 2023, tangible net worth must be greater than $816.9 million.
Tangible net worth of $1.0 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 71.8%; Total leverage ratio of 66.6%
Interest Coverage	Interest coverage ratio of no less than 1.3:1.0 through June 30, 2024, thereafter no less than 1.4:1.0.	Interest coverage of 1.5:1.0
We were in compliance with all financial covenants as of December 31, 2023.
Leverage Ratios
As of December 31, 2023, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.1:1.0, and our recourse leverage ratio was 0.9:1.0.
The following table represents our recourse leverage ratio and total leverage ratio as of December 31, 2023, and December 31, 2022:

	December 31, 2023	December 31, 2022
Recourse leverage ratio(1)	0.9	1.2
Total leverage ratio(2)	2.1	2.3
____________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of December 31, 2023, 98.3% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.7 billion. As of December 31, 2023, 1.7% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of December 31, 2023:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$2,681,202
Floating rate liabilities(1)(3)	1,953,301
Net floating rate exposure	$727,901
____________________
(1)As of December 31, 2023, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of December 31, 2023.
(3)Floating rate liabilities include our outstanding repurchase facilities, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the years ended December 31, 2023, and 2022:

	Year Ended December 31, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$3,107,233	$253,629	8.2%
Subordinated loans	13,626	1,104	8.1%
Total loan interest income/net asset yield	$3,120,859	$254,733	8.2%
Other - Interest on cash and cash equivalents		9,002
Total interest income		$263,735
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)	$2,196,553	$174,083	7.9%
Subordinated loans	8,182	677	8.3%
Other:
Convertible senior notes	98,467	6,975	7.1%
Total interest expense/cost of funds	$2,303,202	$181,735	7.9%
Net interest income/spread		$82,000	0.3%

	Year Ended December 31, 2022
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$3,696,469	$207,145	5.6%
Subordinated loans	14,250	1,355	9.5%
Total loan interest income/net asset yield	$3,710,719	$208,500	5.7%
Other - Interest on cash and cash equivalents		2,354
Total interest income		$210,854
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$2,503,708	$104,448	4.2%
Subordinated loans	8,332	400	4.8%
Other:
Convertible senior notes	261,790	17,527	6.7%
Senior secured term loan facilities	36,003	3,754	10.4%
Total interest expense/cost of funds	$2,809,833	$126,129	4.5%
Net interest income/spread		$84,725	1.2%
____________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(4)Included in collateralized borrowings is the Centennial repurchase facility with an outstanding balance of $6.2 million as shown in Note 6 - Secured Financing Agreements, which became collateralized by real estate owned on May 16, 2023. During the year ended December 31, 2023, the facility had an average balance collateralized by real estate owned of $4.3 million. During the year ended December 31, 2023, the facility accrued interest expense of $0.4 million while collateralized by real estate owned.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit-worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, and how they will affect our operating results.
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. Investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. This dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types (which are a significant source of our overall liquidity) and the volume of our originations of new loan investments.
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
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control such as the level of market interest rates. We try to mitigate these risks by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Nevertheless, unanticipated credit losses, including as a result of inflation, rising interest rates, capital markets volatility, slowing economic growth and geopolitical uncertainty, could occur that could adversely impact our operating results. Volatility in market interest rates may result in fluctuations in cash flows and values of properties securing our loans. As a result, there may exist the risk of non-performance on our floating-rate loans, and in the case of a significant increase in interest rates, the cash flows of the collateral properties may not sufficiently cover debt service due under our loans, which may contribute to loan non-performance or, in certain cases, loan default.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates have affected, and may continue to affect, our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. For further discussion of the potential impacts of changes in interest rates, see “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” in Item 7A of this Annual Report on Form 10-K.
Summary of Results of Operations and Financial Condition
Our GAAP net (loss) attributable to common stockholders was $(77.6) million (or $(1.50) per basic weighted average share) for the year ended December 31, 2023, as compared to GAAP net (loss) attributable to common stockholders of $(55.3) million (or $(1.04) per basic weighted average share) for the year ended December 31, 2022. The decrease in GAAP results was primarily due to provision for credit losses of $(104.8) million, a gain on extinguishment of debt of $0.2 million, a net loss on REO of $(3.4) million and net interest income of $82.0 million during the year ended December 31, 2023, compared to a provision for credit losses of $(69.3) million, $(18.8) million losses on extinguishment of debt, no net loss on REO and net interest income of $84.7 million during the year ended December 31, 2022.

Comparison of the Year Ended December 31, 2023, and December 31, 2022
Net Interest Income
The following table presents the components of interest income and interest expense for the year ended December 31, 2023, and December 31, 2022:

(in thousands)	Year Ended
Income Statement Data:	2023	2022	2023 vs 2022
Interest income:
Loans held-for-investment	$254,733	$208,500	$46,233
Cash and cash equivalents	9,002	2,354	6,648
Total interest income	$263,735	$210,854	$52,881
Interest expense:			—
Repurchase facilities	$86,593	$49,452	$37,141
Securitized debt obligations	72,975	51,631	21,344
Convertible senior notes	6,975	17,527	(10,552)
Term financing facility	—	1,713	(1,713)
Asset-specific financings	2,902	1,669	1,233
Secured credit facility	12,290	383	11,907
Senior secured term loan facilities	—	3,754	(3,754)
Total interest expense	$181,735	$126,129	$55,606
Net interest income	$82,000	$84,725	$(2,725)
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
Interest Income
Interest income for the year ended December 31, 2023, increased to $263.7 million from $210.9 million for the year ended December 31, 2022, mainly due to an increase in short-term interest rates, partially offset by a lower average balance of our interest-earning assets due to prepayments and a higher average balance of nonaccrual loans.
Interest Expense
Interest expense for the year ended December 31, 2023, increased to $181.7 million from $126.1 million for the year ended December 31, 2022, mainly due to an increase in short-term interest rates and the higher-cost secured credit facility, partially offset by a lower average balance on portfolio level financing and corporate borrowings.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the year ended December 31, 2023, and December 31, 2022:

	Year Ended December 31,
(in thousands)	2023	2022
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(106,600)	$(67,044)
Other liabilities	1,793	(2,733)
Recoveries of amounts previously written off	—	512
Total (provision for) benefit from credit losses	$(104,807)	$(69,265)
During the year ended December 31, 2023, we recorded a provision for credit losses of $(104.8) million as compared to $(69.3) million during the year ended December 31, 2022. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for certain collateral-dependent loans during the year ended December 31, 2023, that were individually assessed in accordance with ASU 2016-13. The collateral properties securing these loans have been significantly impacted by an increasingly uncertain macroeconomic outlook including weakening in credit fundamentals; global market volatility; reduced liquidity in the capital markets, especially for certain property types, such as office assets located in underperforming markets; and meaningfully higher interest rates. These macroeconomic factors, along with uncertainty derived from the geopolitical environment, have resulted in slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans.

Gain (Loss) on Extinguishment of Debt
Gains on extinguishment of debt for the year ended December 31, 2023, were $0.2 million mainly due to the redemption of the GPMT 2019-FL2 CRE CLO, partially offset by the termination of the Wells Fargo repurchase facility, compared to losses on extinguishment of debt for the year ended December 31, 2022 of $(18.8) million related to repayments of the term financing facility and senior secured term loan facilities.
Revenue from REO Operations
During the year ended December 31, 2023, we recorded revenue from REO operations of $2.6 million. No revenue from REO operations was generated during the year ended December 31, 2022.
Expenses
The following table presents the components of expenses for the year ended December 31, 2023, and December 31, 2022:

	Year Ended December 31,	Year Ended December 31,
(dollars in thousands)	2023	2022
Compensation and benefits	$21,711	$20,225
Servicing expenses	5,313	5,718
Expenses from real estate owned operations	5,977	—
Other operating expenses	10,289	10,754
Total operating expenses	$43,290	$36,697
Annualized total operating expense ratio, excluding expenses from real estate owned operations	4.0%	3.5%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.3%	2.8%
Our operating expenses include compensation and benefits costs, expenses related to the servicing of our loan portfolio, expenses from REO operations and other operating expenses. Our total operating expenses increased from $36.7 million to $43.3 million, driven mainly by the acquisition of REO in 2023. Our operating expense ratio, excluding REO, increased during the year ended December 31, 2023, as compared to the year ended December 31, 2022, mainly due to higher compensation and benefits expenses and lower average equity.
Financial Condition
As of December 31, 2023, our borrowings consisted of repurchase agreement facilities collateralized by a portion of our loans held-for-investment and REO, securitized debt obligations issued by CRE CLOs collateralized by pools of our loans held-for-investment and a secured credit facility collateralized by loans held-for-investment.
As of December 31, 2023, we had outstanding $0.9 billion of repurchase agreement facility borrowings, and the term to maturity ranged from 180 days to approximately 1.6 years. Our repurchase agreement facilities had a weighted average borrowing rate of 8.8% and weighted average remaining maturities of 1.2 years as of December 31, 2023.
As of December 31, 2023, we had outstanding $1.0 billion of securitized debt obligations with a weighted average borrowing rate of 7.2% and weighted average estimated remaining maturities of 0.7 years based on the maturities of the underlying loan collateral.
As of December 31, 2023, we had outstanding $84.0 million of secured credit facility borrowings with a weighted average borrowing rate of 11.9% and a term to maturity of 2.0 years.
As of December 31, 2023, the debt-to-equity ratio, defined as total debt, net of cash, divided by equity, was 2.1:1.0.

GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2023, and December 31, 2022:

	Year Ended December 31, 2023
(in millions)	TRS	REIT	Consolidated
GAAP net (loss), pre-tax	$—	$(63.1)	$(63.1)
Permanent differences
Other permanent differences	—	(1.3)	(1.3)
Temporary differences
Net accretion of OID and market discount	—	0.8	0.8
Credit loss impairment	—	50.0	50.0
Other temporary differences	—	5.2	5.2
Estimated taxable income	$—	$(8.4)	$(8.4)
Dividend declaration deduction	—	—	—
Estimated taxable income post-dividend deduction	$—	$(8.4)	$(8.4)

	Year Ended December 31, 2022
(in millions)	TRS	REIT	Consolidated
GAAP net (loss), pre-tax	$—	$(40.8)	$(40.8)
Permanent differences
Other permanent differences	—	(1.1)	(1.1)
Temporary differences
Net accretion of OID and market discount	—	2.0	2.0
Income from significant modifications	—	—	—
Net realized losses on sale of loans	—	(9.4)	(9.4)
Credit loss impairment	—	52.9	52.9
Other temporary differences	2.2	(2.2)	—
Estimated taxable income	$2.2	$1.4	$3.6
Dividend declaration deduction	—	(1.4)	(1.4)
Estimated taxable income post-dividend deduction	$2.2	$—	$2.2
The permanent tax differences recorded in 2023 and 2022 were principally related to recurring differences in compensation expense related to restricted stock dividends. Temporary differences were principally timing differences between GAAP and tax accounting related to restructuring charges, provision for credit losses and amendments to loans treated as “significant modifications” for tax under applicable Treasury regulations.
Dividends
For the year ended December 31, 2023, we declared dividends on our common stock totaling $0.80 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. Furthermore, if we distribute less than the sum of: (a) 85% of our ordinary income for the calendar year; (b) 95% of our capital gain net income for the calendar year; and (c) any undistributed shortfall from our prior calendar year, or the Required Distribution, to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Cash dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2023.

The following table presents cash dividends declared on our common stock since 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.20
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.80
2022
December 20, 2022	December 30, 2022	January 17, 2023	$0.20
September 20, 2022	October 3, 2022	October 17, 2022	$0.25
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.95

The following table summarizes dividends declared since 2022 and their related tax characterization (per share amounts):

			Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Adjustments (1)	Ordinary Dividends (Non-Qualified) (2)	Qualified Ordinary Dividends	Capital Gain Distribution	Nondividend Distributions (3)
2023	$0.80	$—	$—	$—	$—	$0.80
2022	$0.95	$(0.20)	$0.08	$0.01	$—	$0.66
____________________
(1)The dividend declared in the fourth quarter of 2022 and paid in the first quarter of 2023 was treated as a 2023 distribution for federal income tax purposes. The dividend declared in the fourth quarter of 2023 and paid in the first quarter of 2024 was treated as a 2024 dividend for federal tax purposes.
(2)Beginning with the year ended December 31, 2018, and subsequent years, ordinary dividends (non-qualified) are also the portion of dividends that may be eligible for the 20% qualified business income deduction under Internal Revenue Code Section 199A.
(3)Distributions in excess of earnings and profits resulted in a return of capital for tax purposes.
Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of December 31, 2023, our capitalization included $2.0 billion of loan-level financing. Our loan-level financing as of December 31, 2023, is generally term-matched or matures in 2024 or later, and includes $0.9 billion of secured repurchase agreements, $1.0 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $84.0 million secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations, Note 6 – Secured Financing Agreements and Note 7 – Convertible Senior Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding our securitized debt obligations, our secured financing facilities, and our convertible senior notes, respectively.
Leverage
From December 31, 2022, to December 31, 2023, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.3:1.0 to 2.1:1.0, mainly driven by a reduction in outstanding debt, partially offset by a reduction in total equity. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of December 31, 2023:

(in thousands)	December 31, 2023
Cash and cash equivalents	$188,370
Approved but unused borrowing capacity on financing facilities	—
Total	$188,370
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
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,157,916 additional shares of our common stock as of December 31, 2023. See Note 12 – Stockholders’ Equity, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $2.0 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, and secured credit facility; $160.7 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
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
The following table provides the maturities of our repurchase facilities, asset-specific financing facility, secured credit facility, securitized debt obligations, and convertible senior notes, net of deferred debt issuance costs, as of December 31, 2023, and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Within one year	$988,716	$1,338,194
One to three years	962,424	1,091,952
Three to five years	—	—
Five years and over	—	—
Total	$1,951,140	$2,430,146
Cash Flows
For the year ended December 31, 2023, our restricted and unrestricted cash and cash equivalents balance increased approximately $59.1 million, to $199.2 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2023, operating activities increased our cash balances by approximately $52.1 million, primarily driven by net income after removing non-cash provision, and equity compensation.
•Cash flows from investing activities. For the year ended December 31, 2023, investing activities increased our cash balances by approximately $561.4 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the year ended December 31, 2023, financing activities decreased our cash balances by approximately $554.5 million, primarily driven by the refinance of the collateral loans held in the GPMT 2019-FL2 CRE CLO, partially offset by principal payments on repurchase agreements, the redemption of the GPMT 2019-FL2 CRE CLO, and the redemption of the 10% cumulative preferred stock.
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
Credit performance of our portfolio is monitored regularly, with more intense analysis and oversight done on a quarterly basis, and each loan is evaluated by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding our risk ratings.
Recently Issued Accounting Standards
Refer to Note 2 – Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Inflation
Nearly all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to the inflationary pressures, over the last couple of years the Federal Reserve has approved multiple increases to its federal funds rate target range. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Other Matters
We intend to conduct our business to maintain our exempt status under, and not to become regulated as, an investment company under the Investment Company Act. If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in “Business - Government Regulation” in Item 1 of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the Investment Company Act in order to maintain our exempt status. As of December 31, 2023, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the year ended December 31, 2023. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2023. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2023, we believe that we qualified as a REIT under the Code.
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
In response to inflationary pressures, the Federal Reserve raised benchmark overnight interest rates on multiple occasions in 2022 and 2023. These increases in interest rates have increased, and may continue to increase, our interest expense, which may not be fully offset by any increases in interest income. In addition, these increases have increased borrowers’ interest payments, adversely affected commercial real estate property values and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, which could result in us realizing losses on our investments. Although the Federal Reserve has indicated that no further interest rate increases are expected in 2024, how long interest rates will remain at their current levels and the direction and extent of any future rate changes remain uncertain.
As of December 31, 2023, approximately 98.3% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 1.7% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2023. All changes in value are measured as the change from our December 31, 2023, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$1,028	$514	$(530)	$(1,059)
Repurchase facilities	(365)	(182)	182	365
Securitized debt obligations	(414)	(207)	207	414
Secured financing facility	(35)	(18)	18	35
Total net assets	$214	$107	$(123)	$(245)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(2,662)	$(1,331)	$1,331	$2,662
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2023. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2024 expressed an unqualified opinion thereon.
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
As of December 31, 2023, the Company’s loans held-for-investment totaled $2.7 billion, and the associated allowance for credit losses (ACL) totaled $134.7 million. As disclosed in Notes 2 and 3 to the consolidated financial statements, the ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses (CECL) in the Company’s loans held-for-investment portfolio, including unfunded loan commitments, using a probability-weighted analytical model (CECL model) that considers the likelihood of default and loss-given-default for each individual loan. Additionally, for certain loans deemed to be collateral-dependent, the Company determines the ACL by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. To estimate the fair value of the underlying collateral, the Company generally used a discounted cash flow method of valuation. Management applies significant judgment in establishing inputs used to determine the ACL and a variety of subjective assumptions.
Significant inputs and assumptions used in the CECL model include the relevant historical loan loss data sets, the expected timing and amount of future loan fundings and repayments, forecast for macroeconomic conditions, the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio (DSCR), loan-to-value (LTV) ratio, remaining contractual loan term, property type, and other loan-specific qualitative factors. Significant inputs and assumptions in determining the fair value of collateral include estimates of property net operating income, capitalization rates, and discount rates.
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
We also tested the appropriateness and accuracy of significant inputs used in the CECL model by reperforming the stratification of historical loan loss data, agreeing a sample of inputs to source documents, including among others, loan agreements and third-party servicer reports.
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

Minneapolis, Minnesota
March 1, 2024

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Loans held-for-investment	$2,718,486	$3,350,150
Allowance for credit losses	(134,661)	(82,335)
Loans held-for-investment, net	2,583,825	3,267,815
Cash and cash equivalents	188,370	133,132
Restricted cash	10,846	7,033
Real estate owned, net	16,939	—
Accrued interest receivable	12,380	13,413
Other assets	34,572	32,708
Total Assets (1)	$2,846,932	$3,454,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$875,442	$1,015,566
Securitized debt obligations	991,698	1,138,749
Asset-specific financings	—	44,913
Secured credit facility	84,000	100,000
Convertible senior notes	—	130,918
Dividends payable	14,136	14,318
Other liabilities	22,633	24,967
Total Liabilities (1)	1,987,909	2,469,431
Commitments and Contingencies (see Note 10)
10.00% cumulative redeemable preferred stock, par value $0.01 per share; 50,000,000 shares authorized	—	1,000
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 50,577,841 shares and 52,350,989 issued and outstanding, respectively	506	524
Additional paid-in capital	1,198,048	1,202,315
Cumulative earnings	67,495	130,693
Cumulative distributions to stockholders	(407,233)	(350,069)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	858,898	983,545
Non-controlling interests	125	125
Total Equity	859,023	983,670
Total Liabilities and Stockholders’ Equity	$2,846,932	$3,454,101
____________________
(1)The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At December 31, 2023, and December 31, 2022, assets of the VIEs totaled $1,233,821 and $1,551,936, respectively, and liabilities of the VIEs totaled $994,081 and $1,141,028, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2023	2022	2021
Interest income:
Loans held-for-investment	$254,733	$208,500	$197,942
Cash and cash equivalents	9,002	2,354	346
Total interest income	263,735	210,854	198,288
Interest expense:
Repurchase facilities	86,593	49,452	25,973
Secured credit facility	12,290	383	—
Securitized debt obligations	72,975	51,631	29,926
Convertible senior notes	6,975	17,527	18,167
Term financing facility	—	1,713	7,585
Asset-specific financings	2,902	1,669	2,241
Senior secured term loan facilities	—	3,754	21,688
Total interest expense	181,735	126,129	105,580
Net interest income	82,000	84,725	92,708
Other (loss) income:
Revenue from real estate owned operations	2,622	—	—
(Provision for) benefit from credit losses	(104,807)	(69,265)	20,027
Gain (loss) on extinguishment of debt	238	(18,823)	(8,919)
Realized losses on sales	—	(1,702)	—
Fee income	134	954	—
Total other (loss) income	(101,813)	(88,836)	11,108
Expenses:
Compensation and benefits	21,711	20,225	21,464
Servicing expenses	5,313	5,718	5,173
Expenses from real estate owned operations	5,977	—	—
Other operating expenses	10,289	10,754	8,634
Total expenses	43,290	36,697	35,271
(Loss) income before income taxes	(63,103)	(40,808)	68,545
Provision for (benefit from) income taxes	95	17	192
Net (loss) income	(63,198)	(40,825)	68,353
Dividends on preferred stock	14,451	14,502	793
Net (loss) income attributable to common stockholders	$(77,649)	$(55,327)	$67,560
Basic (loss) earnings per weighted average common share	$(1.50)	$(1.04)	$1.24
Diluted (loss) earnings per weighted average common share	$(1.50)	$(1.04)	$1.23
Weighted average number of shares of common stock outstanding:
Basic	51,641,619	53,011,806	54,593,499
Diluted	51,641,619	53,011,806	54,929,070

Net (loss) income attributable to common stockholders	$(77,649)	$(55,327)	$67,560
Comprehensive (loss) income	$(77,649)	$(55,327)	$67,560
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2020	55,205,082	$552	—	$—	$1,058,298	$103,165	$(228,169)	$933,846	$—	$933,846
Net income	—	—	—	—	—	68,353	—	68,353	—	68,353
Issuance of preferred stock, net of offering costs	—	—	4,596,500	46	110,473	—	—	110,519	—	110,519
Restricted stock forfeiture	(115,053)	(1)	—	—	(1,193)	—	—	(1,194)	—	(1,194)
Repurchase of common stock	(1,301,612)	(13)	—	—	(17,790)	—	—	(17,803)	—	(17,803)
Preferred dividends declared, $100 per share	—	—	—	—	—	—	(100)	(100)	—	(100)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(693)	(693)	—	(693)
Common dividends declared, $0.95 per share	—	—	—	—	—	—	(55,323)	(55,323)	—	(55,323)
Settlement of warrants to purchase common stock	—	—	—	—	(32,138)	—	—	(32,138)	—	(32,138)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	125	125
Non-cash equity award compensation	1,048	—	—	—	7,591	—	—	7,591	—	7,591
Balance, December 31, 2021	53,789,465	538	4,596,500	46	1,125,241	171,518	(284,285)	1,013,058	125	1,013,183
Net (loss) income	—	—	—	—	—	(40,825)	—	(40,825)	—	(40,825)
Issuance of preferred stock, net of offering costs	—	—	3,633,000	36	87,485	—	—	87,521	—	87,521
Repurchase of common stock	(1,539,134)	(15)	—	—	(15,699)	—	—	(15,714)	—	(15,714)
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(912)	—	—	(912)	—	(912)
Preferred dividends declared, $100 per share	—	—	—	—	—	—	(100)	(100)	—	(100)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(14,402)	(14,402)	—	(14,402)
Common dividends declared, $0.80 per share	—	—	—	—	—	—	(51,282)	(51,282)	—	(51,282)
Non-cash equity award compensation	169,697	1	—	—	7,024	—	—	7,025	—	7,025
Balance, December 31, 2022	52,350.989	524	8,229,500	82	1,202,315	130,693	(350,069)	983,545	125	983,670
Net (loss) income	—	—	—	—	—	(63,198)	—	(63,198)	—	(63,198)
Repurchase of common stock	(2,001,338)	(20)	—	—	(10,278)	—	—	(10,298)	—	(10,298)
Restricted Stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(729)	—	—	(729)	—	(729)
Preferred dividends declared, $49.44 per share	—	—	—	—	—	—	(49)	(49)	—	(49)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(14,402)	(14,402)	—	(14,402)
Common dividends declared, $0.80 per share	—	—	—	—	—	—	(42,713)	(42,713)	—	(42,713)
Non-cash equity award compensation	265,106	3	—	—	6,976	—	—	6,979	—	6,979
Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net loss	$(63,198)	$(40,825)	$68,353
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(8,398)	(11,964)	(23,291)
Amortization of deferred debt issuance costs	8,269	12,412	16,559
Provision for credit losses	104,807	69,265	(20,027)
(Gain) loss on extinguishment of debt	(274)	11,307	—
Realized losses on available-for-sale securities	—	—	5,169
Realized losses on loan sales	—	1,702	—
Amortization of equity-based compensation	6,979	7,025	7,591
Proceeds received from deferred interest capitalized on loans held-for-investment	359	7,903	1,931
Depreciation and amortization on real estate owned	3,492	—	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,033	(2,697)	1,672
Decrease (increase) in other assets	(771)	5,727	(171)
Increase (decrease) in other liabilities	(202)	(957)	2,515
Net cash provided by operating activities	52,096	58,898	60,301
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(118,177)	(557,468)	(814,515)
Proceeds from loan sales	14,980	64,045	—
Proceeds from repayment of loans held-for-investment	664,626	902,743	958,399
Increase in other assets, due from servicer on repayments of loans held-for-investment	—	(689)	(4,114)
Net cash provided by investing activities	561,429	408,631	139,770
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	558,954	828,893	599,579
Principal payments on repurchase facilities	(699,501)	(490,612)	(1,631,169)
Proceeds from issuance of securitized debt obligations	—	—	1,188,330
Principal payments on securitized debt obligations	(147,881)	(543,023)	(433,520)
Repayment of senior secured term loan facilities	—	(150,000)	(75,000)
Proceeds from asset-specific financings	910	1,291	3,063
Repayment of asset-specific financings	(45,823)	—	(82,532)
Proceeds from secured credit facility	—	100,000	—
Repayment of secured credit facility	(16,000)	—	—
Repayment of convertible senior notes	(131,600)	(143,750)	—
Proceeds from term financing facility	—	—	349,291
Repayment of term financing facility	—	(129,099)	(220,192)
Payment of debt issuance costs	(3,923)	(9,557)	(15,572)
Settlement of warrants to purchase common stock	—	—	(32,138)
Contributions from non-controlling interests	—	—	125
Proceeds from issuance of preferred stock, net of offering costs	—	87,521	110,519
Tax withholding on restricted stock and RSUs	(966)	(1,736)	(1,194)
Repurchase of common stock	(10,298)	(15,714)	(17,803)
Redemption of cumulative redeemable preferred stock	(1,000)	—	—
Dividends paid on preferred stock	(14,451)	(11,594)	(100)
Dividends paid on common stock	(42,895)	(54,277)	(66,658)
Net cash used in financing activities	(554,474)	(531,657)	(324,971)
Net increase (decrease) in cash, cash equivalents and restricted cash	59,051	(64,128)	(124,900)
Cash, cash equivalents, and restricted cash at beginning of period	140,165	204,293	329,193
Cash, cash equivalents, and restricted cash at end of period	$199,216	$140,165	$204,293
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$182,569	$123,371	$105,960
Cash paid for taxes	$964	$463	$599
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$14,980	$22,033	$—
Dividends declared but not paid at end of period	$14,136	$14,318	$14,406
Transfers from loans held-for-investment to real estate owned, other assets and other liabilities	$24,000	$—	$—
Deferred financing costs, not yet paid	$1,313	$1,757	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed commercial real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT”. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act of 1940, or the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
All entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of an entity that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the entity. See Note 5 - Variable Interest Entities and Securitized Debt Obligations to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding consolidation of VIEs.
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
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2023. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Loans Held-for-Investment, Net
The Company originates and acquires commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as loans held-for-investment on the consolidated balance sheets. Additionally, the Company finances pools of its commercial real estate loans through CRE CLOs, which are considered VIEs for financial

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company has both the power to direct the activities of the CRE CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, therefore, the Company consolidates the CRE CLOs and classifies the underlying loans as loans held-for-investment. The Company utilizes a third-party servicer who services the commercial real estate loans that the Company invests in and commercial real estate loans underlying CRE CLOs and other commercial real estate debt investments to collect principal and interest payments on such commercial real estate loans and performs certain asset management services.
Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is written off if determined not probable of collection, and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection or has been modified.
Loans held-for-investment are reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. The allowance for credit losses is recorded in accordance with ASU 2016-13. Changes to the allowance for credit losses are recognized through net income (loss) on the Company’s consolidated statements of comprehensive (loss) income. The allowance is based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. All loans held-for-investment within the Company’s portfolio have some amount of expected loss to reflect the GAAP principal underlying the CECL model that all loans have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, (iv) selecting the forecast for macroeconomic conditions and (v) determining the reasonable and supportable forecast period.
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
The Company generally estimates its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporated a third-party licensed database with historical loan losses from 1998 to 2022 for over 100,000 commercial real estate loans. The Company licenses certain macroeconomic financial forecasts from a third-party to inform its view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. The Company may use one or more of these forecasts in the process of estimating its allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
portfolio could vary significantly from the estimates the Company made for the periods presented. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.
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
While utilizing the practical expedient for collateral-dependent loans, the Company generally estimates the fair value of the loan’s underlying collateral using the discounted cash flow method of valuation, less the estimated cost to foreclose and sell the property when applicable. The estimation of the fair value of the collateral property involves using various Level 3 unobservable assumptions, which are inherently uncertain and subjective, and are in part developed based on discussions with various market participants and management’s best estimates, which may vary depending on the information available and market conditions as of the valuation date. These assumptions include property net operating income, capitalization rates, and discount rates. Selecting the appropriate inputs and assumptions requires significant judgment and consideration of various factors that are specific to the underlying collateral property being assessed. The Company’s estimate of the fair value of the collateral property is sensitive to both the valuation methodology selected and inputs used in the analysis. As a result, the fair value of the collateral property used in determining the expected credit losses is subject to uncertainty and any actual losses, if incurred, could differ materially from the estimated provision for credit losses.
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
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within 30 days of recording the receivable. The Company generally writes off the accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized within interest income in the consolidated statements of comprehensive (loss) income. Accrued interest receivable includes deferred interest that may be collected at the loan maturity or past 90 days, and the Company deems probable to collect, and an allowance for credit losses has been included as part of the loan’s amortized cost. Accrued interest receivable is included within other assets on the Company’s consolidated balance sheets.
Due from Counterparties
Due from counterparties includes cash held by counterparties as collateral against the Company’s repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties is included within other assets on the Company’s consolidated balance sheets.
Real Estate Owned
As part of its portfolio management strategy to maximize an economic outcome from a defaulted loan, the Company may assume legal title or physical possession of the underlying collateral property through foreclosure or the execution of a deed-in-

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
lieu of foreclosure. Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as REO. The Company’s basis in REO and related acquired assets is equal to the estimated fair value of the collateral on the acquisition date and allocated within Real estate owned, Other assets and Other liabilities on the Company’s consolidated balance sheets. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates and capitalization rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon acquisition, the difference is recorded through the provision for credit losses in the Company’s consolidated statements of comprehensive income. Upon acquisition, the Company allocates the fair value of REO to land and land improvements, building and building improvements, tenant improvements, intangible assets and intangible liabilities, as applicable.
As of December 31, 2023, REO and related acquired assets, except for land, are depreciated using the straight-line method over estimated useful lives as follows:

Description	Depreciable Life
Building	39 years
Tenant improvements	Over lease terms
Lease intangibles	Over lease terms
Renovations and/or replacements that improve or extend the life of the REO are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred in the Company’s consolidated statements of comprehensive income.
Building and tenant improvements depreciation and in-place lease intangibles amortization expense are recognized in expenses from real estate owned operations in the Company’s consolidated statements of comprehensive income. Above-market lease intangibles amortization and below-market lease intangibles accretion are recognized in revenue from real estate owned operations in the Company’s consolidated statements of comprehensive income.
REO is initially measured at fair value and is thereafter subject to an impairment assessment on a quarterly basis. Subsequent to an REO acquisition, events or circumstances may occur that may result in a material and sustained decrease in the cash flows generated from the property. REO is evaluated for recoverability when impairment indicators are identified. Upon the identification of an impairment indicator, an REO asset is further considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO asset over the estimated remaining holding period is less than the carrying value of such REO asset. An impairment charge is recorded when the carrying value of the REO exceeds the fair value. When determining the fair value of an REO asset, the Company makes certain assumptions including, but not limited to, projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the REO asset. Any impairment losses and gains or losses on sale are included in the Company’s consolidated statements of comprehensive income. Revenue and expenses from REO operations are included in the consolidated statements of comprehensive income within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable. The Company did not record any impairments of real estate for the years ended December 31, 2023, and 2022.
Repurchase Agreements
The Company finances certain of its loans held-for-investment through the use of repurchase agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month SOFR, and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Asset-Specific Financings
The Company finances certain of its loans held-for-investment through the use of an asset-specific financing facility. Borrowings under the asset-specific financing facility generally bear interest rates of a specified margin over one-month SOFR. The asset-specific financings are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
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
Securitized Debt Obligations
The Company finances pools of its loans held-for-investment through CRE CLOs retaining the subordinate securities in its investment portfolio. CRE CLOs are accounted for as financing arrangements and consolidated on the Company’s consolidated financial statements. The securitized debt obligations not retained by the Company, which are nonrecourse to the Company beyond the assets held in CRE CLOs, are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
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
Accrued Interest Payable
Accrued interest payable represents interest that is due and payable to third-parties. Interest is generally paid within 30 days to three months of recording the payable, based upon the Company’s remittance requirements. Accrued interest payable is included within other liabilities on the Company’s consolidated balance sheets.
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
Temporary Equity
The Company accounts for its temporary equity in accordance with ASC 480, Distinguishing Liabilities from Equity. Holders of the Company’s temporary equity have certain preference rights with respect to the common stock. Based on the Company’s analysis, the 10% cumulative redeemable preferred stock has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s consolidated balance sheets as a result of certain redemption requirements or other terms. The Company redeemed the 10% cumulative redeemable preferred stock during the year ended December 31, 2023.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based, or RSUs, and performance-based, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. Since the adoption of the 2022 Plan, no new equity awards may be granted under the 2017 Plan, but previously-granted RSUs and PSUs remained outstanding under the 2017 Plan as of December 31, 2023.
See Note 13 - Equity Incentive Plans for further details regarding the Equity Incentive Plans.
The cost of equity-based compensation is measured at its fair value at the grant date. Restricted stock and RSU-related compensation is amortized over the vesting term. PSU-related compensation is amortized over the vesting term to the extent that management estimates that it is probable that the performance conditions will be achieved. Changes in the estimate of the probability of achievement of the PSU performance conditions are recorded as a cumulative catch-up adjustment to retroactively apply the new estimate. The Company accounts for forfeitures as they occur. Amortization expense is included within compensation expense on the consolidated statements of comprehensive (loss) income.
Recently Issued and/or Adopted Accounting Standards
Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued Accounting Standards Update, or ASU, 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The new guidance is based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. As it relates to Accounting Standards Codification, or ASC, 326-20, the Company is now allowed to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, and by year of origination in the vintage disclosures. On January 1, 2023, the Company adopted ASU 2022-02 on a prospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
LIBOR, which had been the primary reference rate for the Company’s floating rate financing arrangements, was previously the subject of regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. As of December 31, 2023, all of the Company’s floating rate loans and outstanding related financings earned a rate of interest indexed to SOFR.
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07. The new guidance requires a public entity with a single reportable segment to provide new disclosures surrounding segment expenses and other segment items on an annual and interim basis, with the intention of improving reportable segment disclosure requirements as well as enhancing interim disclosure requirements. ASU 2023-07 is

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024, with the guidance to be adopted retrospectively to all prior periods presented. The Company is currently evaluating the impact ASU 2023-07 will have on our consolidated financial statements.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The new guidance requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction, with the intention of improving the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact of this guidance but does not anticipate it will have a material impact on the Company’s consolidated financial statements.
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2023, and December 31, 2022:

	December 31, 2023
(dollars in thousands)	Senior Loans(1)	B-Notes	Total
Unpaid principal balance	$2,713,672	$13,507	$2,727,179
Unamortized (discount) premium	(19)	—	(19)
Unamortized net deferred origination fees	(8,674)	—	(8,674)
Allowance for credit losses	(134,302)	(359)	(134,661)
Carrying value	$2,570,677	$13,148	$2,583,825
Unfunded commitments	$160,698	$—	$160,698
Number of loans	72	1	73
Weighted average coupon(2)	8.2%	8.0%	8.2%
Weighted average years to maturity(3)	0.7	3.1	0.7

	December 31, 2022
(dollars in thousands)	Senior Loans(1)	B-Notes	Total
Unpaid principal balance	$3,348,242	$13,764	$3,362,006
Unamortized (discount) premium	(48)	—	(48)
Unamortized net deferred origination fees	(11,808)	—	(11,808)
Allowance for credit losses	(81,768)	(567)	(82,335)
Carrying value	$3,254,618	$13,197	$3,267,815
Unfunded commitments	$229,607	$—	$229,607
Number of loans	89	1	90
Weighted average coupon(2)	6.3%	8.0%	6.3%
Weighted average years to maturity(3)	1.0	4.1	1.0
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

(dollars in thousands)	December 31, 2023		December 31, 2022
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,116,551	43.2%	$1,348,205	41.3%
Multifamily	826,125	32.0%	1,008,177	30.9%
Hotel	180,891	7.0%	337,264	10.3%
Retail	257,945	10.0%	303,266	9.3%
Industrial	113,972	4.4%	185,337	5.6%
Other	88,341	3.4%	85,566	2.6%
Total	$2,583,825	100.0%	$3,267,815	100.0%

(dollars in thousands)	December 31, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$709,838	27.5%	$834,985	25.5%
Southwest	495,133	19.2%	675,288	20.7%
West	328,547	12.7%	519,244	15.9%
Midwest	421,881	16.3%	546,030	16.7%
Southeast	628,426	24.3%	692,268	21.2%
Total	$2,583,825	100.0%	$3,267,815	100.0%
At December 31, 2023, and December 31, 2022, loans held-for-investment with a carrying value, net of allowance for credit losses, of $2.5 billion and $3.2 billion, respectively, collateralized the Company’s secured financing agreements and CRE CLOs. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, and Note 6 - Secured Financing Agreements, for further detail.
Loan Portfolio Activity
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the year ended December 31, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$3,267,815	$3,741,308
Originations, additional fundings, upsizing of loans and capitalized deferred interest	123,532	566,799
Repayments	(664,985)	(910,134)
Loan sales	(14,980)	(65,747)
Transfers to real estate owned	(24,000)	—
Net discount accretion (premium amortization)	28	22
Increase in net deferred origination fees	(1,889)	(6,873)
Amortization of net deferred origination fees	4,904	9,484
Provision for credit losses	(106,600)	(67,044)
Balance at end of period	$2,583,825	$3,267,815
During the year ended December 31, 2023, the Company funded $71.3 million of prior commitments and upsizings and originated one new loan with an initial funding of $48.8 million related to a resolution of a nonaccrual loan with an unpaid principal balance of $92.6 million, which resulted in a write-off of $(33.3) million. Additionally, the Company received $609.1 million of full loan repayments, and partial paydowns and amortization of $55.9 million, for total loan repayments, paydowns and amortization of $665.0 million, inclusive of the resolution of the nonaccrual loan. The Company transferred to held-for-sale and subsequently sold a senior loan with an unpaid principal balance of $31.8 million, incurring a write-off of $(16.8) million at the time of transfer. Finally, the Company converted to REO a senior loan with an unpaid principal balance of $28.2 million, incurring a write-off of $(4.2) million at the time of conversion.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the year ended December 31, 2023, and 2022 in the allowance for credit losses on loans held-for-investment:

	Year Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$82,335	$40,897
Provision for (benefit from) credit losses	106,600	67,556
Write-off	(54,274)	(25,606)
Recoveries of amounts previously written off	—	(512)
Balance at end of period	$134,661	$82,335
During the year ended December 31, 2023, the Company recorded an increase of $52.3 million to its allowance for credit losses on loans held-for-investment. The increase was primarily due to: (i) $56.3 million related to five loans (one hotel loan, one multifamily loan, one office loan and two mixed-use office and retail loans that were assessed as collateral-dependent loans for the first time during the year ended December 31, 2023); (ii) $20.0 million related to further deterioration of local market fundamentals for one office loan that had been previously assessed as a collateral-dependent loan; (iii) $0.2 million from more adverse macroeconomic forecasts and other loan specific assumptions employed in estimating the general CECL reserve, partially offset by a decrease of: (i) $5.9 million resulting from a $(16.8) million write-off on a transfer of one office loan to held-for-sale; (ii) $4.7 million resulting from a $(4.2) million write-off attributable to an office loan converted to REO; and (iii) $13.6 million resulting from a $(33.3) million write-off on a coordinated sale through a deed-in-lieu of foreclosure transaction of one office loan.
As of December 31, 2023, the Company recognized $2.5 million in other liabilities related to the allowance for credit losses on unfunded commitments, resulting in a total allowance for credit losses of $137.1 million, and recorded a benefit from credit losses of $1.8 million for the year ended December 31, 2023, due to a decrease in unfunded commitments, resulting in a total provision for credit losses of $(104.8) million for the year ended December 31, 2023.
As of December 31, 2023, the Company had six collateral-dependent loans with an aggregate principal balance of $335.7 million, for which the Company recorded an allowance for credit losses of $91.4 million. These loans were individually assessed in accordance with the CECL framework and the allowance for credit losses was determined based on the estimates of the collateral properties’ fair value. Two of the collateral-dependent loans were first mortgage loans secured by office properties, one first mortgage loan was secured by a hotel property, one first mortgage loan was secured by a multifamily property, and two first mortgage loans were secured by mixed-use office and retail properties. The performance of the collateral properties securing these loans has been impacted by an increasingly uncertain macroeconomic and commercial real estate market outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets, and a meaningfully higher cost of capital driven by significant increases in interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 9 - Fair Value, for further detail on the fair value measurement of these loans.
Additionally, as of December 31, 2023, the Company had one collateral-dependent loan with a principal balance of $66.0 million secured by an office property, for which the Company recorded no allowance for credit losses as the collateral’s estimated fair value exceeded the loan balance. See Note 9 - Fair Value, for further detail on the fair value measurement of this loan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Nonaccrual Loans
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the year ended December 31, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Nonaccrual loan carrying value at beginning of period	$207,958	$145,370
Addition of nonaccrual loan carrying value	292,078	218,275
Reduction of nonaccrual loan carrying value	(156,353)	(155,687)
Nonaccrual loan carrying value at end of period	$343,683	$207,958
As of December 31, 2023, the Company had eight senior loans with a total unpaid principal balance of $450.1 million and carrying value of $343.7 million that were held on nonaccrual status, compared to four senior loans with a total unpaid principal balance of $247.3 million and carrying value of $208.0 million that were held on nonaccrual status as of December 31, 2022. All other loans were considered current with respect to interest payments due as of the years ended December 31, 2023, and December 31, 2022.
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
During the year ended December 31, 2023, the Company completed the modification of a first mortgage loan with a principal balance of $48.5 million and an amortized cost of $48.3 million secured by a multifamily student housing property in Louisville, KY. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2024, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and the Company’s agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status.
Loan Risk Ratings
The Company’s primary credit quality indicators are its risk ratings. The Company evaluates the credit quality of each loan at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors considered in the assessment include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, collateral performance, loan structure and exit plan, origination LTV, project sponsorship and other factors deemed necessary. The Company evaluates these factors with respect to each loan investment on a case-by-case basis taking into consideration such loan’s facts and circumstances at the time. The risk factors may be given different weightings and consideration depending on each loan’s situation. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined as follows:
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of December 31, 2023, and December 31, 2022:

(dollars in thousands)	December 31, 2023			December 31, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$71,597	$71,211	8	$291,236	$287,527
2	36	1,277,491	1,262,126	52	1,857,744	1,824,564
3	24	862,102	842,175	21	697,532	689,196
4	4	192,104	174,313	5	268,236	258,570
5	5	323,885	234,000	4	247,258	207,958
Total	73	$2,727,179	$2,583,825	90	$3,362,006	$3,267,815
As of December 31, 2023, the weighted average risk rating of the Company’s loan portfolio was 2.8, versus 2.5 as of December 31, 2022, weighted by unpaid principal balance. The change in portfolio risk rating as of December 31, 2023, versus December 31, 2022, is mainly a result of changes in portfolio mix from loan payoffs and paydowns and select loan rating downgrades, including four loans downgraded to a “5”, partially offset by the transfer of a previously “5” rated loan to loans held-for-sale, the transfer of a previously “5” rated loan to REO and the resolution of a previously “5” rated loan involving a coordinated sale through a deed-in-lieu of foreclosure transaction as described above.
During the year ended December 31, 2023, as part of its quarterly risk rating process, the Company downgraded four loans from a risk rating of “4” to a risk rating of “5”. These four loans included two mixed-use retail and office loans, one office loan and one hotel loan with an aggregate outstanding principal balance of $230.7 million and were downgraded due to the challenging leasing environment including office market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, and other factors related to property specific operating performance.
During the year ended December 31, 2023, the Company transferred to REO a risk-rated “5” office loan with an outstanding principal balance of $28.2 million. See Note 4 - Real Estate Owned, Net, for further detail.
During the year ended December 31, 2023, the Company transferred to loan held-for-sale and subsequently sold a risk-rated “5” office loan with an outstanding principal balance of $31.8 million.
During the year ended December 31, 2023, the Company resolved a risk-rated “5” office loan with an outstanding principal balance of $92.6 million through a deed-in-lieu of foreclosure and a coordinated sale of the collateral property.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment as of December 31, 2023, and December 31, 2022, by risk rating and year of origination:

	December 31, 2023
(dollars in thousands)	Origination Year
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$21,744	$49,467	$—	$71,211
2	—	328,576	349,210	21,966	474,669	87,705	1,262,126
3	47,760	105,934	146,538	22,599	189,259	330,085	842,175
4	—	—	—	—	25,807	148,506	174,313
5	—	—	—	—	121,940	112,060	234,000
Total	$47,760	$434,510	$495,748	$66,309	$861,142	$678,356	$2,583,825

Gross write-offs	$—	$—	$—	$—	$(33,324)	$(20,950)	$(54,274)

	December 31, 2022
(dollars in thousands)	Origination Year
Risk Rating	2022	2021	2020	2019	2018	Prior	Total
1	$—	$—	$44,141	$186,506	$56,880	$—	$287,527
2	419,617	512,526	95,560	516,723	193,900	86,238	1,824,564
3	—	95,061	20,154	234,019	99,311	240,651	689,196
4	—	—	—	—	135,782	122,788	258,570
5	—	—	—	157,111	—	50,847	207,958
Total	$419,617	$607,587	$159,855	$1,094,359	$485,873	$500,524	$3,267,815
Note 4. Real Estate Owned, Net
On May 16, 2023, the Company acquired legal title to an office property located in Phoenix, AZ pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held for investment, which had been originated in May 2017. As of March 31, 2023, the loan had a risk rating of “5”, was on nonaccrual status and was accounted for under cost-recovery. At the time of acquisition, the loan had an amortized cost and carrying value of $28.2 million and $24.0 million, respectively. During the year ended December 31, 2023, the Company recognized the property as real estate owned with a carrying value of $24.0 million based on the estimated fair value of the property. This acquisition was accounted for as an asset acquisition under ASC 805.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The Company allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

(in thousands)	Fair Value Allocation
Land	$9,123
Building	5,638
Tenant improvements	3,596
In-place lease intangibles(1)	5,280
Above-market lease intangibles(1)	401
Below-market lease intangibles(2)	(38)
Total	$24,000
____________________
(1)Included in “Other assets” on the consolidated balance sheets.
(2)Included in “Other liabilities” on the consolidated balance sheets.
The weighted average initial depreciation period for the acquired tenant improvements during the year ended December 31, 2023, was 1.5 years. The weighted average initial amortization period for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles acquired during the year ended December 31, 2023, were 1.6 years, 1.9 years, and 3.6 years, respectively.
The Company assumed certain legacy lease arrangements upon the acquisition of the REO. These arrangements entitle the Company to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes.
The following table presents the identified intangible assets and liabilities related to REO as of December 31, 2023, and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Intangible Assets
Gross amount	$5,681	$—
Accumulated amortization	(2,082)	—
Total, net	$3,599	$—
Intangible Liabilities
Gross amount	$(38)	$—
Accumulated amortization	8	—
Total, net	$(30)	$—
The following table presents the REO operations and related income (loss) included in the Company’s consolidated statements of comprehensive income for the years ended December 31, 2023, and 2022:

(in thousands)	Year Ended December 31,
Real Estate Owned, Net	2023	2022
Rental income	$2,510	$—
Other operating income	112	—
Revenue from real estate owned operations	2,622	—
Expenses from real estate owned operations (1)	(5,977)	—
Total	$(3,355)	$—
____________________
(1)Includes $(3.4) million of depreciation and amortization for the year ended December 31, 2023.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the amortization of lease intangibles included in the Company’s consolidated statements of income for the years ended December 31, 2023, and 2022:

(in thousands)		Year Ended December 31,
	Income Statement Location	2023	2022
Asset
In-place lease intangibles	Expenses from real estate owned operations	$1,957	$—
Above-market lease intangibles	Revenue from real estate owned operations	(126)	—
Liability
Below-market lease intangibles	Revenue from real estate owned operations	9	—
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Below-market Lease Intangible Liabilities
2024	$1,979	$123	$(6)
2025	589	24	(6)
2026	498	20	(6)
2027	58	17	(6)
2028	53	17	(5)
Thereafter	146	75	—
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses as of December 31, 2023:

(in thousands)	Contractual Lease Payments
2024	$3,145
2025	1,755
2026	1,630
2027	637
2028	630
Thereafter	792
The weighted average minimum remaining term of the non-cancelable leases was approximately 2.0 years as of December 31, 2023.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s consolidated balance sheets as of December 31, 2023, and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Loans held-for-investment	$1,246,448	$1,557,731
Allowance for credit losses	(21,107)	(21,865)
Loans held-for-investment, net	1,225,341	1,535,866
Restricted cash	—	5,674
Other assets	8,480	10,396
Total Assets	$1,233,821	$1,551,936
Securitized debt obligations	$991,698	$1,138,749
Other liabilities	2,383	2,279
Total Liabilities	$994,081	$1,141,028
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
The following table details the Company’s CRE CLO securitized debt obligations:

(dollars in thousands)	December 31, 2023			December 31, 2022
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$621,409	$607,338	S+3.8%	$621,409	$607,354	L+/S+3.7%
Financing provided	502,564	500,403	S+1.8%	502,564	499,249	L+1.7%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	629,273	618,003	S+3.8%	677,715	669,279	L+/S+3.9%
Financing provided	491,295	491,295	S+1.9%	539,876	539,892	L+1.7%
GPMT 2019-FL2 CRE CLO
Collateral assets(4)	—	—	—	270,498	264,907	L+ 4.2%
Financing provided	—	—	—	99,300	99,608	L+ 2.7%
Total
Collateral assets	$1,250,682	$1,225,341	S+3.8%	$1,569,622	$1,541,540	L+/S+ 3.9%
Financing provided	$993,859	$991,698	S+1.8%	$1,141,740	$1,138,749	L+ 1.8%
____________________
(1)Calculations of all-in yield on collateral assets at origination are based on a number of assumptions (some or all of which may not occur) and are expressed as monthly equivalent yields that include net origination fees and exit fees and exclude future fundings and any potential or completed loan amendments or modifications. Calculation of cost of funds is the weighted average coupon of the CRE CLO, exclusive of any CRE CLO issuance costs. During the year ended December 31, 2023, the financing provided transitioned from LIBOR to SOFR.
(2)No restricted cash is included as of December 31, 2023, or December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of December 31, 2023. $5.6 million of restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.
(4)During the year ended December 31, 2023, the Company redeemed the GPMT 2019-FL2 CRE CLO. No restricted cash is included as of December 31, 2022. Yield on collateral assets is exclusive of restricted cash.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 6. Secured Financing Agreements
To finance its loans held-for-investment, the Company has a variety of secured financing arrangements with several counterparties, including repurchase facilities and a secured credit facility. The Company’s repurchase facilities are typically collateralized by loans held-for-investment, loans held-for-sale, REO assets, and certain cash balances. Although the transactions under repurchase facilities represent committed borrowings until maturity, other than with respect to the Company’s Centennial Bank repurchase facility, which provides financing on a non-mark-to-market basis, the other respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase facilities, capital market events, would require the Company to fund margin calls. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The Company’s secured credit facilities are also typically collateralized by loans held-for-investment and are not mark-to-market.
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of December 31, 2023, and December 31, 2022:

	December 31, 2023
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	$193,165	$281,835	$475,000	$304,598	8.0%
Goldman Sachs Bank USA(3)	July 13, 2024	53,745	196,255	250,000	131,112	8.7%
JPMorgan Chase Bank	July 28, 2025	445,713	79,238	524,951	500,985	9.8%
Citibank	May 25, 2025	176,606	323,394	500,000	254,286	7.2%
Centennial Bank(4)	August 29, 2024	6,213	143,787	150,000	20,508	10.4%
Total/Weighted Average		$875,442	$1,024,509	$1,899,951	$1,211,489
Secured credit facility	December 21, 2025	$84,000	$16,000	$100,000	$105,865	11.9%

	December 31, 2022
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2023	$494,250	$105,750	$600,000	$701,469	7.0%
Goldman Sachs Bank USA(3)	July 13, 2023	66,914	183,086	250,000	93,651	6.5%
JPMorgan Chase Bank	June 28, 2024	132,438	217,562	350,000	211,841	6.7%
Citibank	May 25, 2025	204,593	295,407	500,000	266,179	6.1%
Wells Fargo Bank(5)	June 28, 2023	71,091	—	71,091	111,154	6.3%
Centennial Bank(4)	August 29, 2024	46,280	103,720	150,000	101,844	9.3%
Total/Weighted Average		$1,015,566	$905,525	$1,921,091	$1,486,138
Asset-specific financings(5)	Term Matched	$44,913	$105,087	$150,000	$57,629	6.0%
Secured credit facility	December 21, 2025	$100,000	$—	$100,000	$157,112	10.8%
____________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of December 31, 2023, and December 31, 2022.
(3)As of December 31, 2023, and December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions.
(4)As of December 31, 2023, and December 31, 2022, the Company retained options to increase the maximum facility capacity amount up to $200 million, subject to customary terms and conditions. As of December 31, 2023, the outstanding balance was collateralized by real estate owned, inclusive of $3.6 million in other assets and liabilities related to acquired leases. See Note 4 - Real Estate Owned, Net, for further detail.
(5)During the year ended December 31, 2023, the borrowings facility was terminated.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
At December 31, 2023, and December 31, 2022, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	December 31, 2023
(in thousands)	Repurchase Facilities	Secured Credit Facility	Total Amount Outstanding
2024	$253,123	$—	$253,123
2025	622,319	84,000	706,319
2026	—	—	—
2027	—	—	—
2028	—	—	—
Thereafter	—	—	—
Total	$875,442	$84,000	$959,442

	December 31, 2022
(in thousands)	Repurchase Facilities	Asset-Specific Financings(1)	Secured Credit Facility	Total Amount Outstanding
2023	$632,255	$44,913	$—	$677,168
2024	178,718	—	—	178,718
2025	204,593	—	100,000	304,593
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	—	—	—
Total	$1,015,566	$44,913	$100,000	$1,160,479
____________________
(1)Maturity date is term matched to the corresponding loans.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at December 31, 2023, and December 31, 2022:

	December 31, 2023				December 31, 2022
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$193,165	$118,253	14%	0.49	$494,250	$213,855	22%	0.49
JPMorgan Chase Bank	445,713	62,216	7%	1.58	132,438	81,850	8%	1.49
Goldman Sachs Bank USA	53,745	78,949	9%	0.53	66,914	27,594	3%	0.53
Citibank	176,606	80,441	9%	1.40	204,593	63,924	6%	2.40
Wells Fargo Bank	—	—	—%	—	71,091	42,447	4%	0.49
Centennial Bank	6,213	17,757	2%	0.66	46,280	55,712	6%	1.66
Total	$875,442	$357,616			$1,015,566	$485,382
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants across its secured financing agreements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2023, the Company’s unrestricted cash was $188.4 million, while 5.0% of the Company’s recourse indebtedness was $15.6 million.
•Tangible net worth must be greater than the sum of (i) $816.9 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after August 3, 2023. As the Company has not had any equity issuances after August 3, 2023, tangible net worth must be greater than $816.9 million. As of December 31, 2023, the Company’s tangible net worth was $1.0 billion.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of December 31, 2023, the Company’s target asset leverage ratio was 71.8% and the Company’s total leverage ratio was 66.6%.
•Minimum interest coverage of no less than 1.3:1.0 through June 30, 2024. As of December 31, 2023, the Company’s minimum interest coverage was 1.5:1.0. Subsequent to June 30, 2024, the Company will be required to maintain minimum interest coverage of no less than 1.4:1.0.
The Company may also be subject to additional financial covenants in connection with various other agreements it enters into in the normal course of its business. The Company was in compliance with all of its financial covenants as of December 31, 2023, and December 31, 2022, and intends to continue to operate in a manner which complies with all of its financial covenants.
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
The consolidated amount outstanding due on the convertible notes as of December 31, 2022, was $130.9 million, net of deferred issuance costs. As of December 31, 2023, the Company had redeemed for cash the convertible senior notes at maturity, and none of the notes remained outstanding.
The following table details the interest expense related to the convertible notes for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Cash coupon	$6,293	$15,802
Amortization of issuance costs	682	1,725
Total interest expense	$6,975	$17,527
The following table details the carrying value of the convertible notes as of December 31, 2023, and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Principal outstanding	$—	$131,600
Less: Unamortized issuance costs	—	(682)
Net carrying value	$—	$130,918
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of December 31, 2023, the Company held $10.8 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $1.4 million and $2.0 million as of December 31, 2022, and 2021, respectively. In addition, as of December 31, 2023, the Company held no restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs, compared to $5.6 million and $10.4 million as of December 31, 2022, and 2021, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2023, 2022, and 2021, that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$188,370	$133,132	$191,931
Restricted cash	10,846	7,033	12,362
Total cash, cash equivalents and restricted cash	$199,216	$140,165	$204,293
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
Recurring Fair Value
As of December 31, 2023, and December 31, 2022, the Company held no assets or liabilities measured at fair value on a recurring basis.
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
As of December 31, 2023, the Company deemed seven of its loans held-for-investment with an aggregate outstanding principal balance of $401.6 million to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The loans’ collateral properties were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate and discount rate, which ranged from 6.00% to 13.00%, and from 7.25% to 13.50%, respectively. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies and Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
During the year ended December 31, 2023, the Company acquired legal title of an office property in Phoenix, AZ. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $24.0 million and was determined primarily using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value include the exit capitalization rate, discount rate and return on cost assumptions used to forecast the fair value of the underlying real estate collateral, which ranged from 6.75% to 7.25%, from 9.25% to 9.75%, and from 5.50% to 6.00%, respectively. Refer to Note 4 - Real Estate Owned, Net for further detail.
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
•The carrying value of underlying loans in repurchase and secured credit facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase and secured credit facilities have, and the Company’s asset-specific facility had, floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2023. The Company categorizes the fair value measurement of these assets as Level 2.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2023, and December 31, 2022:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$2,583,825	$2,596,577	$3,267,815	$3,270,338
Cash and cash equivalents	$188,370	$188,370	$133,132	$133,132
Restricted cash	$10,846	$10,846	$7,033	$7,033
Liabilities
Repurchase facilities	$875,442	$875,442	$1,015,566	$1,015,566
Securitized debt obligations	$991,698	$930,523	$1,138,749	$1,093,351
Asset-specific financings	$—	$—	$44,913	$44,913
Secured credit facility	$84,000	$84,000	$100,000	$100,000
Convertible senior notes	$—	$—	$130,918	$127,881
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2023:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual is required as of December 31, 2023.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of December 31, 2023, and December 31, 2022, the Company had unfunded loan commitments of $160.7 million and $229.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of December 31, 2023, the Company recognized $2.5 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, for further detail.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
During the years ended December 31, 2023, and 2022, the Company declared dividends to the 10% cumulative redeemable preferred stockholder of $49,444 and $100,000, respectively.
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
During the years ended December 31, 2023, 2022, and 2021, the Company declared dividends on the Series A Preferred Stock of $14.4 million, $14.4 million, and $0.7 million, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the years ended December 31, 2023, 2022, and 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.20
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.80

2022
December 20, 2022	December 30, 2022	January 17, 2023	$0.20
September 20, 2022	October 3, 2022	October 17, 2022	$0.25
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.95
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.25
September 15, 2021	October 1, 2021	October 16, 2021	$0.25
June 15, 2021	July 1, 2021	July 19, 2021	$0.25
March 18, 2021	April 1, 2021	April 19, 2021	$0.25
			$1.00
Share Repurchases
On May 9, 2023, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 5,000,000 shares of the Company’s common stock, for a total share repurchase authorization of 9,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the years ended December 31, 2023, 2022, and 2021, the Company repurchased 2,001,338, 1,539,134 and 1,301,612 shares, respectively, of its common stock under its share repurchase program for an aggregate cost, inclusive of commissions paid, of $10.3 million, $15.7 million, and $17.8 million respectively. As of December 31, 2023, there remained 4,157,916 shares authorized for repurchase under its share repurchase program.
The Company’s board of directors has also authorized the repurchase of shares of restricted stock granted to employees for tax withholding purposes. During the years ended December 31, 2023, 2022, and 2021, the Company repurchased from employees 36,916, 69,039 and 115,053 shares, respectively, of its common stock for an aggregate cost of $0.2 million, $0.8 million, and $1.2 million, respectively.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of December 31, 2023, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the years ended December 31, 2023, 2022, or 2021.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the years ended December 31, 2023, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.43750
September 20, 2023	October 2, 2023	October 16, 2023	$0.43750
June 22, 2023	July 3, 2023	July 17, 2023	$0.43750
March 16, 2023	April 3, 2023	April 17, 2023	$0.43750
			$1.75000
2022
December 20, 2022	December 20, 2022	January 1, 2023	$0.43750
September 20, 2022	October 3, 2022	October 17, 2022	$0.43750
June 16, 2022	July 1, 2022	July 15, 2022	$0.43750
March 17, 2022	April 1, 2022	April 15, 2022	$0.43750
			$1.75000
2021
December 16, 2021	December 31, 2021	January 18, 2022	$0.15069
			$0.15069
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted restricted stock units, or RSUs, and performance share units, or PSUs, remain outstanding under the 2017 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of December 31, 2023, the Company had 7,182,964 shares of common stock available for future issuance under the 2022 Plan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the year ended December 31, 2023:

	Restricted Stock	RSUs	PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2020	569,535	403,903	—	$14.93
Granted	—	564,415	347,896	11.43
Vested	(189,820)	(31,078)	—	12.74
Forfeited	(115,053)	(3,957)	—	16.16
Outstanding at December 31, 2021	264,662	933,283	347,896	$12.48
Granted	—	523,190	312,538	11.78
Vested	(103,038)	(218,034)	—	13.38
Forfeited	(69,039)	—	—	18.87
Outstanding at December 31, 2022	92,585	1,238,439	660,434	$11.83
Granted	—	1,255,082	734,223	5.02
Vested	(55,669)	(265,106)	—	11.98
Forfeited	(36,916)	(129,540)	—	12.55
Outstanding at December 31, 2023	—	2,098,875	1,394,657	$7.90
____________________
(1)As of December 31, 2023, the Company has deemed that the performance criteria for the 347,896 PSUs granted in 2021 are not probable of being met, which would result in no shares of common stock related to these PSUs. These units will remain outstanding at target levels until the Company’s performance over the awards’ three-year performance period ended on December 31, 2023, relative to their performance criteria, is determined in the first quarter of 2024. For additional details on the performance metrics, see below.
Below is a summary of RSU and PSU vesting dates as of December 31, 2023:

Vesting Year	RSUs	PSUs(1)	Total Awards
2024	849,974	347,896	1,197,870
2025	886,100	312,538	1,198,638
2026	362,801	734,223	1,097,024
Total	2,098,875	1,394,657	3,493,532
____________________
(1)As of December 31, 2023, there were 347,896 PSUs outstanding that the Company has deemed not probable of vesting. These PSUs will remain outstanding until the performance matrix criteria is available for measurement in the first quarter of 2024. The shares had an aggregate grant date fair value of $4.9 million.
For the year ended December 31, 2023, the Company recognized the remaining $47.5 thousand of compensation expense associated with awards of restricted stock, compared to $0.7 million and $2.3 million for the years ended December 31, 2022, and 2021, respectively, within compensation and benefits expense on the consolidated statements of income. As of December 31, 2023, all awards of restricted stock had vested.
The RSUs are time based with one-third vesting each year over a three-year period. For the year ended December 31, 2023, the Company recognized $6.7 million of compensation expense associated with these awards, compared to $5.9 million and $4.3 million for the years ended December 31, 2022, and 2021, respectively, within compensation and benefits expense on the consolidated statements of income. As of December 31, 2023, $5.3 million of total unrecognized compensation cost for awards of RSUs will be recognized over the grants’ remaining weighted average vesting period of 0.8 years.
Awards of PSUs have three-year cliff vesting, with the number of performance-based stock units vesting at the end of the three-year period based upon the Company’s performance with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units granted in early 2021 and 2022 may vest at the end of their respective performance periods based (i) 50% against the predetermined internal Company performance goal for “core” return on average equity, or “core” ROAE and (ii) 50% against the Company’s performance ranking for “core” ROAE among a peer group of commercial mortgage REIT companies. Between 0% and 200% of the target number of units granted in March 2023 may vest at the end of the performance period based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
For the year ended December 31, 2023, the Company recognized $0.2 million of compensation expense associated with these awards, compared to $0.5 million and $1.0 million for the years ended December 31, 2022, and 2021, respectively, within compensation and benefits expenses on the consolidated statements of income. As of December 31, 2023, $2.9 million of total unrecognized compensation cost for awards of PSUs will be recognized over the grants’ remaining weighted average vesting period of 1.0 year.
Note 14. Income Taxes
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
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$(13,252)	21%	$(8,570)	21%	$14,394	21%
State taxes, net of federal benefit, if applicable	70	—%	14	—%	—	—%
Permanent differences in taxable income from GAAP net income	(261)	—%	(228)	1%	(404)	(1)%
REIT income not subject to corporate income tax	13,538	(21)%	8,801	(22)%	(13,798)	(20)%
Provision for (benefit from) income taxes/ Effective Tax Rate	$95	—%	$17	—%	$192	—%
The Company’s permanent differences in taxable income from GAAP net (loss) income attributable to common stockholders in the years ended December 31, 2023, 2022 and 2021 were primarily due to a recurring difference in compensation expense related to restricted stock dividends.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 15. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2023, and 2022:

	Year Ended
	December 31,
(in thousands, except share data)	2023	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(77,649)	$(55,327)	$67,560
Dividends allocated to participating restricted stock units	(1,661)	—	—
Net income (loss) attributable to common stockholders - basic	$(79,310)	$(55,327)	$67,560
Net income (loss) attributable to common stockholders - diluted	$(79,310)	$(55,327)	$67,560
Denominator:
Weighted average common shares outstanding	51,641,619	52,904,606	54,282,018
Weighted average restricted stock shares	—	107,200	311,481
Basic weighted average shares outstanding	51,641,619	53,011,806	54,593,499
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	—	—	335,571
Diluted weighted average shares outstanding	51,641,619	53,011,806	54,929,070
Earnings (loss) per share
Basic	$(1.50)	$(1.04)	$1.24
Diluted	$(1.50)	$(1.04)	$1.23
For the year ended December 31, 2022, and 2021, excluded from the calculation of diluted earnings per share is the effect of adding back $17.5 million and $18.2 million, respectively, of interest expense related to the Company’s convertible senior notes. For the years ended December 31, 2022, and 2021, 13,431,000 and 14,065,946, respectively, of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive. As of December 31, 2023, the convertible notes have been redeemed and no notes remain outstanding.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the years ended December 31, 2023, and 2022, 496,317 and 393,610 of weighted-average unvested RSUs, respectively, were excluded in the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the year ended 2021, 335,571 of weighted-average unvested RSUs were included in the dilutive earnings per share denominator.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the years ended December 31, 2023, 2022, and 2021, no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
Note 16. Subsequent Events
Events subsequent to December 31, 2023, were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2023
(dollars in thousands)

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Senior Loans (1)
Multifamily/Midwest	S +	2.80%	1/2025	IO	$—	$109,205	$108,899	$—
Office/Midwest	S +	2.85%	2/2023	IO	—	93,099	93,203	93,099
Mixed-Use/Northeast	S +	3.75%	5/2024	IO	—	92,267	92,078	—
Office/Southeast	S +	2.60%	7/2024	IO	—	87,210	86,718	—
Mixed-Use/Southwest	S +	4.15%	1/2024	IO	—	85,617	85,427	—
Mixed-Use/Southwest	S +	3.29%	7/2024	IO	—	80,955	80,509	—
Office/Midwest	S +	3.74%	2/2024	IO	—	80,023	79,857	—
Mixed-Use/Southeast	S +	3.41%	2/2024	IO	—	77,339	76,981	—
Retail/West	S +	4.50%	11/2024	IO	—	77,250	77,250	—
Office/Southeast	S +	5.15%	7/2023	IO	—	65,968	65,968	65,968
Office/Northeast	S +	3.50%	12/2024	IO	—	62,941	62,822	—
Office/Southwest	S +	3.40%	11/2025	IO	—	60,060	60,046	—
Office/Northeast	S +	3.35%	7/2024	IO	—	54,064	53,923	—
Hotel/Midwest	S +	5.05%	10/2024	IO	—	50,959	50,934	—
Mixed-Use/Northeast	S +	3.40%	11/2024	IO	—	50,105	49,866	—
Office/West	S +	5.50%	12/2025	IO	—	48,800	48,800	—
Multifamily/Midwest	S +	4.35%	11/2024	IO	—	48,509	48,310	—
Office/Southeast	S +	4.38%	7/2024	IO	—	47,527	47,437	—
Industrial/Northeast	S +	3.25%	4/2025	IO	—	46,876	46,616	—
Multifamily/Southwest	S +	3.29%	6/2025	IO	—	46,729	46,454	—
Multifamily/Southwest	S +	3.21%	9/2024	IO	—	45,448	45,286	—
Office/Northeast	S +	3.72%	7/2024	IO	—	45,361	45,217	—
Multifamily/Southeast	S +	3.62%	8/2025	IO	—	45,002	44,545	—
Multifamily/Southwest	S +	3.41%	5/2025	IO	—	44,245	43,982	—
Industrial/Northeast	S +	3.05%	3/2025	IO	—	42,391	42,172	—
Office/West	S +	3.36%	10/2024	IO	—	41,094	40,832	—
Mixed-Use/Northeast	S +	5.25%	1/2024	IO	—	38,842	38,689	—
Office/Northeast	S +	5.55%	10/2024	IO	—	38,514	38,349	—
Multifamily/Southeast	S +	3.33%	7/2024	IO	—	37,554	37,413	—
Other/Northeast	S +	4.65%	6/2025	IO	—	37,467	37,327	—
Mixed-Use/West	S +	3.60%	6/2024	IO	—	37,100	37,080	37,100
Office/Northeast	S +	3.18%	2/2024	IO	—	35,404	35,495	—
Multifamily/Midwest	S +	4.11%	4/2024	IO	—	33,704	33,512	—
Multifamily/Southeast	S +	3.73%	10/2024	IO	—	32,656	32,546	—
Office/Northeast	-	5.11%	3/2026	P&I	—	32,469	32,450	—
Multifamily/Southeast	S +	3.13%	11/2024	IO	—	31,959	31,860	—
Multifamily/Southwest	S +	2.96%	7/2024	IO	—	31,079	31,079	—
Multifamily/Southeast	S +	3.35%	4/2025	IO	—	30,221	30,048	—
Office/Northeast	S +	3.75%	4/2024	IO	—	29,010	28,944	—
Hotel/Midwest	S +	3.90%	10/2023	IO	—	28,047	28,023	—

Multifamily/Southwest	S +	3.00%	2/2024	IO	—	26,901	26,860	—
Multifamily/Southeast	S +	3.20%	8/2024	IO	—	26,626	26,508	—
Multifamily/Southwest	S +	3.22%	5/2025	IO	—	26,370	26,205	—
Office/Northeast	S +	3.40%	2/2024	IO	—	26,128	26,050	—
Industrial/Southeast	S +	3.20%	11/2025	IO	—	25,650	25,506	—
Hotel/Southwest	S +	5.18%	6/2024	IO	—	25,200	25,106	—
Office/Southeast	S +	4.14%	4/2025	IO	—	24,270	23,999	—
Office/Southeast	S +	5.04%	3/2025	IO	—	24,123	24,078	—
Multifamily/Southwest	S +	2.71%	8/2024	IO	—	23,900	23,817	—
Multifamily/Northeast	S +	4.50%	1/2024	IO	—	23,750	23,662	—
Multifamily/West	S +	3.23%	10/2024	IO	—	23,575	23,472	—
Office/West	S +	4.25%	3/2024	IO	—	22,175	22,081	—
Hotel/Southeast	S +	4.00%	3/2025	IO	—	21,865	21,797	—
Other/Northeast	S +	4.55%	6/2024	IO	—	21,500	21,411	—
Multifamily/Southeast	S +	4.05%	6/2024	IO	—	20,441	20,383	—
Other/Midwest	S +	3.91%	12/2024	IO	—	20,400	20,318	—
Mixed-Use/Southeast	S +	3.25%	6/2024	IO	—	20,370	20,288	—
Office/West	S +	3.90%	2/2025	IO	—	20,076	19,966	—
Retail/Southeast	S +	5.31%	1/2024	IO	—	19,872	19,788	—
Multifamily/Southwest	S +	3.55%	6/2024	IO	—	18,570	18,493	—
Hotel/Northeast	S +	4.71%	10/2024	IO	—	16,960	16,915	—
Office/West	S +	5.00%	6/2024	IO	—	16,880	16,821	—
Office/West	S +	3.36%	1/2025	IO	—	16,700	16,613	—
Office/Midwest	S +	3.07%	8/2024	IO	—	14,523	14,505	—
Multifamily/Midwest	S +	3.41%	6/2025	IO	—	14,225	14,107	—
Office/West	S +	3.70%	9/2024	IO	—	13,970	13,926	—
Office/Northeast	S +	5.25%	3/2024	IO	—	12,387	12,298	—
Multifamily/Midwest	S +	3.05%	12/2023	IO	—	11,781	11,732	—
Office/Northeast	S +	4.01%	7/2024	IO	—	10,471	10,428	—
Office/West	S +	4.86%	5/2025	IO	—	10,000	9,984	—
Office/Northeast	S +	5.25%	3/2024	IO	—	6,611	6,594	—
Office/West	S +	2.81%	10/2024	IO	—	4,332	4,321	—
Mezzanine Loans
Hotel/West	-	8.00%	2/2027	P&I	40,000	13,507	13,507	—
Allowance for credit losses							(134,661)
Total loans held-for-investment					$40,000	$2,727,179	$2,583,825	$196,167
____________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Based on contractual maturity date as of December 31, 2023. Certain commercial mortgage loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.
(3)Principal and interest, or P&I; Interest-only, or IO. Certain commercial mortgage loans labeled as P&I are non-amortizing until a specific date when they begin amortizing P&I, as stated in the loan agreements.
(4)Represents third-party priority liens. Third-party portions of pari-passu participations are not considered prior liens.
(5)As of December 31, 2023, the aggregate tax basis of the Company’s loans held-for-investment was $2.7 billion.
For the activity within the Company’s loan portfolio during the year ended December 31, 2023, see Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 102 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Granite Point Mortgage Trust Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Granite Point Mortgage Trust Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 1, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 1, 2024

Item 9B. Other Information
During the three months ended December 31, 2023, two of the Company’s independent directors adopted a “Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K. Tanuja M. Dehne adopted a Rule 10b5-1 trading arrangement on November 17, 2023, that provides for the sale of 25% of the shares to be issued when her currently outstanding RSUs vest on June 1, 2024. Stephen G. Kasnet adopted a 10b5-1 trading arrangement on November 14, 2023, that provides for the sale of 40% of the shares to be issued when his currently outstanding RSUs vest on June 1, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE AND BOARD MATTERS,” and “SECURITY OWNERSHIP AND REPORTS--Delinquent Section 16(a) Reports” (if applicable) in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 29, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information to be set forth under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION” (excluding information under the subheading “Pay Versus Performance”) and “COMPENSATION COMMITTEE REPORT” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 29, 2024.
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
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point 2022 Omnibus Incentive Plan, or the 2022 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. Since the adoption of the 2022 Plan, no new equity awards may be granted under the 2017 Plan, but previously-granted RSUs and PSUs remained outstanding under the 2017 Plan as of December 31, 2023.
The following table presents certain information about the 2017 Plan and 2022 Plan as of December 31, 2023:

	December 31, 2023
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) (2)
Equity compensation plans approved by stockholders	1,554,218	$—	5,200,797
Equity compensation plans not approved by stockholders	—	—	—
Total	1,554,218	$—	5,200,797
____________________
(1)The amount set forth in this column consists of shares issuable upon settlement of RSUs and PSUs granted under the 2022 Plan or the 2017 Plan. PSUs are subject to satisfaction of the applicable performance criteria over a three-year performance period; outstanding PSUs reported in this column reflect target level of performance.
(2)The amount set forth in this column reflects shares available for future issuance under the 2022 Plan. As of December 31, 2023, no further awards may be granted under the 2017 Plan, but RSU and PSU awards granted under the 2017 Plan that were outstanding as of December 31, 2023, are reflected in the first column of the table.
The information required by this item, other than the information required by Item 201(d) of Regulation S-K, is incorporated by reference to information to be set forth under the caption “SECURITY OWNERSHIP AND REPORTING” in the Company’s definitive Proxy Statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 29, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information to be set forth under the captions “CERTAIN RELATIONSHIPS AND TRANSACTIONS” and “CORPORATE GOVERNANCE AND BOARD MATTERS—Director Independence” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 29, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--Audit and Non-Audit Fees” and “--Audit Services Pre-Approval Policy” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 29, 2024.

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

4.6+
Indenture, dated as of May 14, 2021, by and among GPMT 2021-FL3, Ltd., GPMT 2021-FL3 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

4.7
Supplemental Indenture No. 1, dated as of June 27, 2023, by and among GPMT 2021-FL3, Ltd., GPMT 2021-FL3 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

4.8+
Indenture, dated as of November 16, 2021, by and among GPMT 2021-FL4, Ltd., GPMT 2021-FL4 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

4.9
Supplemental Indenture No. 1, dated as of June 27, 2023, by and among GPMT 2021-FL4, Ltd., GPMT 2021-FL4 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

4.10	Description of registrant’s securities (incorporated by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2023).
10.1*
Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan (includes restricted stock award agreement) (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 20, 2017).

Exhibit Number	Exhibit Index
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

10.6*	Form of Performance Stock Unit Agreement for Executive Officers (Annual) (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.7*	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.8*	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.9*
Form of Restricted Stock Unit Agreement for Executives under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.10*
Form of Performance Stock Unit Agreement for Executives under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.11*
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

10.13*
Granite Point Mortgage Trust Inc. Director Compensation Policy effective as of January 1, 2021 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.14*+
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and John A. (“Jack”) Taylor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.15*+
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Marcin Urbaszek (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.16*+
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Steven Plust (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.17*+
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Stephen Alpart (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.18*+
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

Exhibit Number	Exhibit Index
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

10.26+
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

10.29+
Twelfth Amendment to Master Repurchase and Securities Agreement, dated as of April 24, 2023, by and between Morgan Stanley Bank N. A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.30
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC (now known as GP Commercial JPM LLC) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.31
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

10.33
Amendment No. 3 to Master Repurchase Agreement, dated as of August 23, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.34
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

10.36
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

10.37+
Amendment No. 7 to Master Repurchase Agreement, dated as of September 29, 2021, among JPMorgan Chase Bank, National Association, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial JPM LLC, as seller (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

Exhibit Number	Exhibit Index
10.38+
Amendment No. 8 to Master Repurchase Agreement and Amendment No. 4 to Fee and Pricing Letter, dated as of June 28, 2022, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

10.39+
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

10.40+
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

10.41+
Amendment No. 11 to Master Repurchase Agreement, dated as of October 12, 2023, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2023).

10.42
Master Repurchase and Securities Contract Agreement, dated as of May 2, 2017, between TH Commercial GS LLC (now known as GP Commercial GS LLC) and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.43
First Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 28, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.44
Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 16, 2017, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2017).

10.45
Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 9, 2018, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2018).

10.46
Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 16, 2019, by and between Goldman Sachs Bank USA and TH Commercial GS LLC (now known as GP Commercial GS LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2019).

10.47
Fifth Amendment to Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of May 1, 2020, by and between GP Commercial GS LLC and Goldman Sachs Bank USA, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

10.48
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

10.49+
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

10.50+
Eighth Amendment to Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of March 17, 2023, by and between GP Commercial GS LLC and Goldman Sachs Bank USA, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2023).

10.51+
Amended and Restated Master Repurchase Agreement, dated as May 25, 2022, by and between GP Commercial CB LLC, GP Commercial CB SL Sub LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.52+
First Amendment to Amended and Restated Master Repurchase Agreement and Other Transaction Documents, dated as of September 30, 2022, by and between GP Commercial CB LLC and Citibank, N.A., and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2022).

Exhibit Number	Exhibit Index
10.53
Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of May 9, 2018, by and between Wells Fargo Bank, National Association and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018).

10.54
Amendment Number One to the Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of June 28, 2019, by and between Wells Fargo Bank, National Association, and GP Commercial WF LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.55
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

10.56
Amendment No. 3 to Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of June 25, 2021, by and between Wells Fargo Bank, National Association, as buyer, and GP Commercial WF LLC, as seller (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).

10.57+
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

10.58
Guaranty, dated June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.59
First Amendment to Guaranty, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.60
Third Amendment to Guaranty, dated as of March 22, 2022, by and between Granite Point Mortgage Trust Inc. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.61
Fourth Amendment to Guaranty, dated as of August 3, 2023, by and between Morgan Stanley Bank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial MS LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.62
Amended and Restated Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.63
First Amendment to Amended and Restated Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.64
Fourth Amendment to Amended and Restated Guaranty, dated as of August 3, 2023, by and between JPMorgan Chase Bank, National Association and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial JPM LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.65
Fifth Amendment to Amended and Restated Guarantee Agreement dated as of October 12, 2023, by and between Chase Bank, National Association and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2023).

10.66
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.67
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.68
First Amendment to Guaranty, dated as of March 22, 2022, by and between Goldman Sachs Bank USA and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.69
Third Amendment to Guarantee Agreement, dated as of March 22, 2022, by and between Granite Point Mortgage Trust Inc. and Goldman Sachs Bank USA. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.70
Fourth Amendment to Guarantee Agreement, dated as of August 3, 2023, by and between Goldman Sachs Bank USA and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial GS LLC. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

Exhibit Number	Exhibit Index
10.71
Amended and Restated Guaranty, dated as May 25, 2022, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.72
First Amendment to Amended and Restated Guaranty, dated as of August 3, 2023, by and between Citibank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial CB LLC and GP Commercial CB SL Sub LLC. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.73
Guarantee Agreement, dated as of June 28, 2017, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.74
First Amendment to Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.75
Third Amendment to Guarantee Agreement, dated as of March 23, 2022, by and between Granite Point Mortgage Trust Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.76
Preferred Share Paying Agency Agreement, dated as of February 28, 2019, among GPMT 2019-FL2, Ltd., Wells Fargo Bank, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.77
Collateral Interest Purchase Agreement, dated as of February 28, 2019, among GPMT Seller LLC, GPMT 2019-FL2, Ltd., and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.78
Collateral Management Agreement, dated as of February 28, 2019, between GPMT 2019-FL2, Ltd., and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.79
Servicing Agreement, dated as of February 28, 2019, by and among, GPMT 2019-FL2, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC and Trimont Real Estate Advisors, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019).

10.80+
Preferred Share Paying Agency Agreement, dated as of May 14, 2021, among GPMT 2021-FL3, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.81+
Collateral Interest Purchase Agreement, dated as of May 14, 2021, among GPMT Seller LLC, GPMT 2021-FL3, Ltd., Granite Point Mortgage Trust Inc. and, solely as to section 4(k) thereof, GPMT CLO REIT LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.82+
Servicing Agreement, dated as of May 14, 2021, by and among GPMT 2021-FL3, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC, Trimont Real Estate Advisors, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.83+
Preferred Share Paying Agency Agreement, dated as of November 16, 2021, among GPMT 2021-FL4, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.84+
Collateral Interest Purchase Agreement, dated as of November 16, 2021, among GPMT Seller LLC, GPMT 2021-FL4, Ltd., Granite Point Mortgage Trust Inc. and, solely as to section 4(k) thereof, GPMT CLO REIT LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.85+
Collateral Management Agreement, dated as of November 16, 2021, between GPMT 2021-FL4, Ltd. and GPMT Collateral Manager LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.86+
Servicing Agreement, dated as of November 16, 2021, by and among GPMT 2021-FL4, Ltd., GPMT Collateral Manager LLC, Wilmington Trust, National Association, Wells Fargo Bank, National Association, GPMT Seller LLC and Trimont Real Estate Advisors, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

21.1	Subsidiaries of registrant. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

Exhibit Number	Exhibit Index
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).
97	Granite Point Mortgage Trust Inc. Clawback Policy, as adopted pursuant to Section 954 of the Dodd-Frank Act (filed herewith)
101	Financial statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101. (filed herewith)
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

GRANITE POINT MORTGAGE TRUST INC.
Dated:	March 1, 2024	By:	/s/ John A. Taylor
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

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2024
John A. Taylor

/s/ Marcin Urbaszek	Chief Financial Officer (principal accounting and financial officer)	March 1, 2024
Marcin Urbaszek

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 1, 2024
Stephen G. Kasnet

/s/ Tanuja M. Dehne	Director	March 1, 2024
Tanuja M. Dehne

/s/ Sheila K. McGrath	Director	March 1, 2024
Sheila K. McGrath

/s/ W. Reid Sanders	Director	March 1, 2024
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	March 1, 2024
Hope B. Woodhouse