Form 10-Q
period 2024-03-31
Granite Point Mortgage Trust Inc.
filed 2024-05-07
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 2, 2024, there were 51,034,800 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2023, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
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
•natural disasters, such as hurricanes, earthquakes, wildfires and floods, including climate change-related risks; acts of war and/or terrorism; pandemics or outbreaks of infectious disease; and other events that may cause unanticipated and
ii

uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Loans held-for-investment	$2,702,684	$2,718,486
Allowance for credit losses	(210,145)	(134,661)
Loans held-for-investment, net	2,492,539	2,583,825
Cash and cash equivalents	155,216	188,370
Restricted cash	12,809	10,846
Real estate owned, net	16,365	16,939
Accrued interest receivable	11,366	12,380
Other assets	31,950	34,572
Total Assets (1)	$2,720,245	$2,846,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$842,496	$875,442
Securitized debt obligations	990,617	991,698
Secured credit facility	84,000	84,000
Dividends payable	11,643	14,136
Other liabilities	17,246	22,633
Total Liabilities (1)	1,946,002	1,987,909
Commitments and Contingencies (see Note 10)
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 51,034,800 shares and 50,577,841 issued and outstanding, respectively	510	506
Additional paid-in capital	1,199,030	1,198,048
Cumulative earnings	(6,628)	67,495
Cumulative distributions to stockholders	(418,876)	(407,233)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	774,118	858,898
Non-controlling interests	125	125
Total Equity	774,243	859,023
Total Liabilities and Stockholders’ Equity	$2,720,245	$2,846,932
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At March 31, 2024, and December 31, 2023, assets of the VIEs totaled $1,177,850 and $1,233,821, respectively, and liabilities of the VIEs totaled $992,789 and $994,081, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans held-for-investment	$51,965	$65,291
Cash and cash equivalents	2,090	1,428
Total interest income	54,055	66,719
Interest expense:
Repurchase facilities	20,728	19,772
Secured credit facility	2,689	2,929
Securitized debt obligations	18,115	18,051
Convertible senior notes	—	2,311
Asset-specific financings	—	743
Total interest expense	41,532	43,806
Net interest income	12,523	22,913
Other income (loss):
Revenue from real estate owned operations	1,142	—
Provision for credit losses	(75,552)	(46,410)
Gain (loss) on extinguishment of debt	—	238
Total other loss	(74,410)	(46,172)
Expenses:
Compensation and benefits	5,987	5,912
Servicing expenses	1,376	1,378
Expenses from real estate owned operations	2,045	—
Other operating expenses	2,829	3,271
Total expenses	12,237	10,561
(Loss) income before income taxes	(74,124)	(33,820)
(Benefit from) provision for income taxes	(1)	9
Net (loss) income	(74,123)	(33,829)
Dividends on preferred stock	3,600	3,625
Net (loss) income attributable to common stockholders	$(77,723)	$(37,454)
Basic (loss) earnings per weighted average common share	$(1.53)	$(0.72)
Diluted (loss) earnings per weighted average common share	$(1.53)	$(0.72)
Weighted average number of shares of common stock outstanding:
Basic	50,744,532	52,308,380
Diluted	50,744,532	52,308,380

Net (loss) income attributable to common stockholders	$(77,723)	$(37,454)
Comprehensive (loss) income	$(77,723)	$(37,454)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2022	52,350.989	$524	8,229,500	$82	$1,202,315	$130,693	$(350,069)	$983,545	$125	$983,670
Net (loss) income	—	—	—	—	—	(33,829)	—	(33,829)	—	(33,829)
Repurchase of common stock	(1,001,338)	(10)	—	—	(5,108)	—	—	(5,118)	—	(5,118)
Restricted stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(652)	—	—	(652)	—	(652)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,706)	(10,706)	—	(10,706)
Non-cash equity award compensation	213,304	2	—	—	1,953	—	—	1,955	—	1,955
Balance, March 31, 2023	51,526,039	$515	8,229,500	$82	$1,198,272	$96,864	$(364,400)	$931,333	$125	$931,458

Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
Net (loss) income	—	—	—	—	—	(74,123)	—	(74,123)	—	(74,123)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(1,185)	—	—	(1,185)	—	(1,185)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.15 per share	—	—	—	—	—	—	(8,043)	(8,043)	—	(8,043)
Non-cash equity award compensation	456,959	4	—	—	2,167	—	—	2,171	—	2,171
Balance, March 31, 2024	51,034,800	$510	8,229,500	$82	$1,199,030	$(6,628)	$(418,876)	$774,118	$125	$774,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(74,123)	$(33,829)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(2,166)	(3,425)
Amortization of deferred debt issuance costs	1,897	2,155
Provision for credit losses	75,552	46,410
(Gain) loss on extinguishment of debt	—	(274)
Amortization of equity-based compensation	2,171	1,955
Depreciation and amortization on real estate owned	1,348	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,014	(456)
Decrease (increase) in other assets	1,277	2,276
Increase (decrease) in other liabilities	(5,319)	(4,348)
Net cash provided by operating activities	1,651	10,464
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(17,510)	(16,706)
Proceeds from repayment of loans held-for-investment	35,478	59,450
Increase in other assets, due from servicer on repayments of loans held-for-investment	(877)	(23,236)
Net cash provided by (used in) investing activities	17,091	19,508
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	73,725	370,419
Principal payments on repurchase facilities	(106,829)	(194,414)
Principal payments on securitized debt obligations	(1,373)	(99,300)
Proceeds from asset-specific financings	—	911
Payment of debt issuance costs	(135)	(627)
Tax withholding on restricted stock and RSUs	(1,185)	(889)
Repurchase of common stock	—	(5,118)
Dividends paid on preferred stock	(3,601)	(3,625)
Dividends paid on common stock	(10,535)	(10,718)
Net cash (used in) provided by financing activities	(49,933)	56,639
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,191)	86,611
Cash, cash equivalents, and restricted cash at beginning of period	199,216	140,165
Cash, cash equivalents, and restricted cash at end of period	$168,025	$226,776
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$41,753	$44,689
Cash paid for taxes	$—	$5
Noncash Activities:
Dividends declared but not paid at end of period	$11,643	$14,307
Deferred financing costs, not yet paid	$24	$30
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed commercial real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT”. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act of 1940. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2024 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2024 should not be construed as indicative of the results to be expected for future periods or the full year.
The unaudited condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated.
All entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of an entity that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the entity. See Note 5 - Variable Interest Entities and Securitized Debt Obligations to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding consolidation of VIEs.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2024. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, is a summary of the Company’s significant accounting policies.
Recently Issued and/or Adopted Accounting Standards
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07. The new guidance requires a public entity with a single reportable segment to provide new disclosures surrounding segment expenses and other segment items on an annual and interim basis, with the intention of improving reportable segment disclosure requirements as well as enhancing interim disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024, with the guidance to be adopted retrospectively to all prior periods presented. The Company is currently evaluating the impact ASU 2023-07 will have on the Company’s condensed consolidated financial statements.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The new guidance requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction, with the intention of improving the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact of this guidance but does not anticipate it will have a material impact on the Company’s condensed consolidated financial statements.
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2024, and December 31, 2023:

	March 31, 2024
(dollars in thousands)	Senior Loans(1)	B-Notes	Total
Unpaid principal balance	$2,696,262	$13,440	$2,709,702
Unamortized (discount) premium	(11)	—	(11)
Unamortized net deferred origination fees	(7,007)	—	(7,007)
Allowance for credit losses	(209,830)	(315)	(210,145)
Carrying value	$2,479,414	$13,125	$2,492,539
Unfunded commitments	$134,387	$—	$134,387
Number of loans	70	1	71
Weighted average coupon(2)	7.0%	8.0%	7.0%
Weighted average years to maturity(3)	0.5	2.8	0.6

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2023
(dollars in thousands)	Senior Loans(1)	B-Notes	Total
Unpaid principal balance	$2,713,672	$13,507	$2,727,179
Unamortized (discount) premium	(19)	—	(19)
Unamortized net deferred origination fees	(8,674)	—	(8,674)
Allowance for credit losses	(134,302)	(359)	(134,661)
Carrying value	$2,570,677	$13,148	$2,583,825
Unfunded commitments	$160,698	$—	$160,698
Number of loans	72	1	73
Weighted average coupon(2)	8.2%	8.0%	8.2%
Weighted average years to maturity(3)	0.7	3.1	0.7
______________________
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

(dollars in thousands)	March 31, 2024		December 31, 2023
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,075,190	43.1%	$1,116,551	43.2%
Multifamily	791,663	31.8%	826,125	32.0%
Hotel	180,561	7.2%	180,891	7.0%
Retail	243,677	9.8%	257,945	10.0%
Industrial	113,926	4.6%	113,972	4.4%
Other	87,522	3.5%	88,341	3.4%
Total	$2,492,539	100.0%	$2,583,825	100.0%

(dollars in thousands)	March 31, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$632,706	25.4%	$709,838	27.5%
Southwest	490,734	19.7%	495,133	19.2%
West	323,887	13.0%	328,547	12.7%
Midwest	416,083	16.7%	421,881	16.3%
Southeast	629,129	25.2%	628,426	24.3%
Total	$2,492,539	100.0%	$2,583,825	100.0%
At both March 31, 2024, and December 31, 2023, loans held-for-investment with a carrying value, net of allowance for credit losses, of $2.5 billion collateralized the Company’s secured financing agreements and CRE CLOs. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, and Note 6 - Secured Financing Agreements, for further detail.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Loan Portfolio Activity
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$2,583,825	$3,267,815
Originations, additional fundings, upsizing of loans and capitalized deferred interest	18,001	18,205
Repayments	(35,478)	(59,450)
Net discount accretion (premium amortization)	8	13
Increase (decrease) from net deferred origination fees	59	(619)
Amortization of net deferred origination fees	1,608	2,531
Provision for credit losses	(75,484)	(46,116)
Balance at end of period	$2,492,539	$3,182,379
During the three months ended March 31, 2024, the Company funded $17.5 million of prior commitments and upsizings. Additionally, the Company received $28.1 million of full loan repayments, and partial paydowns and amortization of $7.4 million, for total loan repayments, paydowns and amortization of $35.5 million.
Allowance for Credit Losses
The following table presents the changes for the three months ended March 31, 2024, and 2023 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$134,661	$82,335
Provision for (benefit from) credit losses	75,484	46,116
Balance at end of period	$210,145	$128,451
During the three months ended March 31, 2024, the Company recorded an increase of $75.5 million in its allowance for credit losses on loans held-for-investment. The increase was primarily due to: (i) $62.8 million related to four loans (one multifamily loan, one office loan and two mixed-use loans) that were assessed individually and considered collateral-dependent for the first time during the three months ended March 31, 2024; and (ii) $11.6 million due to the ongoing challenges in the commercial real estate market and expectations for further pressure on property values and other loan specific assumptions employed in estimating the general Current Expected Credit Loss, or CECL, reserve.
As of March 31, 2024, the Company recognized $2.5 million in other liabilities related to the allowance for credit losses on unfunded commitments, resulting in a total allowance for credit losses of $212.7 million, and recorded a provision for credit losses of $0.1 million for the three months ended March 31, 2024, partially offset by a decrease in unfunded commitments, resulting in a total provision for credit losses of $(75.6) million for the three months ended March 31, 2024.
As of March 31, 2024, the Company had ten collateral-dependent loans with an aggregate principal balance of $539.7 million, for which the Company recorded an allowance for credit losses of $155.3 million. These loans were individually assessed in accordance with the CECL framework and the allowance for credit losses was determined based on the estimates of the collateral properties’ fair value. The performance of the collateral properties securing these loans has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets, and a meaningfully higher cost of capital driven by high interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 9 - Fair Value, for further detail on the fair value measurement of these loans.
Additionally, as of March 31, 2024, the Company had two collateral-dependent loans with an aggregate principal balance of $102.2 million secured by office properties, for which the Company recorded no allowance for credit losses as the collateral’s

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
estimated fair value exceeded the loan balances. See Note 9 - Fair Value, for further detail on the fair value measurement of these loans.
Nonaccrual Loans
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Nonaccrual loan carrying value at beginning of period	$343,683	$207,958
Addition of nonaccrual loan carrying value	178,527	23,270
Reduction of nonaccrual loan carrying value	(4,703)	(23,994)
Nonaccrual loan carrying value at end of period	$517,507	$207,234
As of March 31, 2024, the Company had thirteen senior loans with a total unpaid principal balance of $691.3 million and carrying value of $517.5 million that were held on nonaccrual status, compared to five senior loans with a total unpaid principal balance of $274.8 million and carrying value of $207.2 million that were held on nonaccrual status as of March 31, 2023. All other loans were considered current with respect to principal and interest payments due as of March 31, 2024, and March 31, 2023.
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
During the twelve months ended March 31, 2024, the Company entered into one loan modification that requires disclosure pursuant to ASC 326.
During the year ended December 31, 2023, the Company completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of March 31, 2024, and December 31, 2023, the loan had a principal balance of $49.5 million and $48.5 million and an amortized cost of $49.3 million and $48.3 million, respectively. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2024, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and the Company’s agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status.
Loan Risk Ratings
The Company’s primary credit quality indicators are its risk ratings. The Company evaluates the credit quality of each loan at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors considered in the assessment include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, collateral performance, loan structure and exit plan, origination loan-to-value, or LTV, project sponsorship and other factors deemed necessary. The Company evaluates these factors with respect to each loan investment on a case-by-case basis taking into consideration such loan’s facts and circumstances at the time. The risk factors may be given different weightings and consideration depending on each loan’s situation. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined as follows:
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of March 31, 2024, and December 31, 2023:

(dollars in thousands)	March 31, 2024			December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$147,883	$146,993	4	$71,597	$71,211
2	28	1,019,966	1,001,412	36	1,277,491	1,262,126
3	22	839,411	820,766	24	862,102	842,175
4	5	162,784	139,811	4	192,104	174,313
5	10	539,658	383,557	5	323,885	234,000
Total	71	$2,709,702	$2,492,539	73	$2,727,179	$2,583,825
As of March 31, 2024, the weighted average risk rating of the Company’s loan portfolio was 3.0, versus 2.8 as of December 31, 2023, weighted by unpaid principal balance. The change in portfolio risk rating as of March 31, 2024, versus December 31, 2023, is mainly a result of select loan rating downgrades, partially offset by certain loan rating upgrades.
During the three months ended March 31, 2024, as part of its quarterly risk rating process, the Company downgraded five loans with an aggregate outstanding principal balance of $217.2 million to a risk rating of “5”. These five loans were downgraded due to the challenging leasing environment including local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment as of March 31, 2024, and December 31, 2023, by risk rating and year of origination:

	March 31, 2024
(dollars in thousands)	Origination Year
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$30,183	$23,403	$21,722	$71,685	$146,993
2	—	—	280,142	285,541	22,194	413,535	1,001,412
3	—	49,233	106,754	138,190	22,495	504,094	820,766
4	—	—	19,627	—	—	120,184	139,811
5	—	—	—	43,803	—	339,754	383,557
Total	$—	$49,233	$436,706	$490,937	$66,411	$1,449,252	$2,492,539

Gross write-offs	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
(dollars in thousands)	Origination Year
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$21,744	$49,467	$—	$71,211
2	—	328,576	349,210	21,966	474,669	87,705	1,262,126
3	47,760	105,934	146,538	22,599	189,259	330,085	842,175
4	—	—	—	—	25,807	148,506	174,313
5	—	—	—	—	121,940	112,060	234,000
Total	$47,760	$434,510	$495,748	$66,309	$861,142	$678,356	$2,583,825

Gross write-offs	$—	$—	$—	$—	$(33,324)	$(20,950)	$(54,274)
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
______________________
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
The following table presents the identified intangible assets and liabilities related to REO as of March 31, 2024, and 2023:

(in thousands)	March 31, 2024	March 31, 2023
Intangible Assets
Gross amount	$5,681	$—
Accumulated amortization	(2,858)	—
Total, net	$2,823	$—
Intangible Liabilities
Gross amount	$(38)	$—
Accumulated amortization	10	—
Total, net	$(28)	$—
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive income for the years ended March 31, 2024, and 2023:

(in thousands)	Three Months Ended March 31,
Real Estate Owned, Net	2024	2023
Rental income	$1,063	$—
Other operating income	79	—
Revenue from real estate owned operations	1,142	—
Expenses from real estate owned operations (1)	(2,045)	—
Total	$(903)	$—
______________________
(1)Includes $(1.3) million of depreciation and amortization for the three months ended March 31, 2024.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2024, and 2023:

(in thousands)		Three Months Ended March 31,
	Income Statement Location	2024	2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$728	$—
Above-market lease intangibles	Revenue from real estate owned operations	(48)	—
Liability
Below-market lease intangibles	Revenue from real estate owned operations	2	—
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Below-market Lease Intangible Liabilities
2024	$1,250	$75	$(5)
2025	589	24	(6)
2026	498	20	(6)
2027	58	17	(6)
2028	53	17	(5)
Thereafter	147	75	—
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses as of March 31, 2024:

(in thousands)	Contractual Lease Payments
2024	$2,156
2025	1,755
2026	1,630
2027	637
2028	630
Thereafter	792
The weighted average minimum remaining term of the non-cancelable leases was approximately 1.8 years as of March 31, 2024.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Loans held-for-investment	$1,244,774	$1,246,448
Allowance for credit losses	(75,113)	(21,107)
Loans held-for-investment, net	1,169,661	1,225,341
Restricted cash	486	—
Other assets	7,703	8,480
Total Assets	$1,177,850	$1,233,821
Securitized debt obligations	$990,617	$991,698
Other liabilities	2,172	2,383
Total Liabilities	$992,789	$994,081
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
The following table details the Company’s CRE CLO securitized debt obligations as of March 31, 2024, and December 31, 2023:

(dollars in thousands)	March 31, 2024			December 31, 2023
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$620,803	$605,449	S+3.8%	$621,409	$607,338	S+3.8%
Financing provided	502,469	500,600	S+1.8%	502,564	500,403	S+1.8%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	627,836	564,698	S+3.8%	629,273	618,003	S+3.8%
Financing provided	490,017	490,017	S+1.9%	491,295	491,295	S+1.9%
Total
Collateral assets	$1,248,639	$1,170,147	S+3.8%	$1,250,682	$1,225,341	S+ 3.8%
Financing provided	$992,486	$990,617	S+1.8%	$993,859	$991,698	S+ 1.8%
______________________
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
(2)No restricted cash is included as of March 31, 2024, and December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(3)$0.5 million in restricted cash is included as of March 31, 2024. No restricted cash is included as of December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
Note 6. Secured Financing Agreements
To finance its loans held-for-investment, the Company has a variety of secured financing arrangements with several counterparties, including repurchase facilities and a secured credit facility. The Company’s repurchase facilities are typically collateralized by loans held-for-investment, loans held-for-sale, REO assets and certain cash balances. Although the transactions under the Company’s existing repurchase facilities represent committed borrowings until maturity of each facility, the facility lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets due to collateral-specific credit events, or, with respect to a limited number of the Company’s repurchase facilities, capital market events, would require the Company to fund margin calls. The Company does not typically retain similar rights for the Company to make margin calls on its underlying borrowers as a result of a determination by the Company and/or its financing counterparty that there has been a decrease in the market value of the underlying pledged collateral.
The Company’s secured credit facilities are also typically collateralized by loans held-for-investment, loans held-for-sale, REO assets and certain cash balances and are not mark-to-market.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of March 31, 2024, and December 31, 2023:

	March 31, 2024
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	$150,936	$324,064	$475,000	$274,680	8.0%
Goldman Sachs Bank USA(3)	July 13, 2024	—	250,000	250,000	—	—%
JPMorgan Chase Bank	July 28, 2025	508,968	11,022	519,990	625,415	9.5%
Citibank	May 25, 2025	173,385	326,615	500,000	255,548	7.2%
Centennial Bank(4)	August 29, 2024	9,207	140,793	150,000	40,640	10.3%
Total/Weighted Average		$842,496	$1,052,494	$1,894,990	$1,196,283
Secured credit facility	December 21, 2025	$84,000	$16,000	$100,000	$107,338	11.8%

	December 31, 2023
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	$193,165	$281,835	$475,000	$304,598	8.0%
Goldman Sachs Bank USA(3)	July 13, 2024	53,745	196,255	250,000	131,112	8.7%
JPMorgan Chase Bank	July 28, 2025	445,713	79,238	524,951	500,985	9.8%
Citibank	May 25, 2025	176,606	323,394	500,000	254,286	7.2%
Centennial Bank(4)	August 29, 2024	6,213	143,787	150,000	20,508	9.3%
Total/Weighted Average		$875,442	$1,024,509	$1,899,951	$1,211,489
Secured credit facility	December 21, 2025	$84,000	$16,000	$100,000	$105,865	10.8%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of March 31, 2024, and December 31, 2023.
(3)As of March 31, 2024, and December 31, 2023, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions. The Company had no outstanding borrowings under the facility as of March 31, 2024.
(4)As of March 31, 2024, and December 31, 2023, the outstanding balance was collateralized by real estate owned, inclusive of $2.8 million and $3.6 million in other assets and liabilities related to acquired leases, respectively, (see Note 4 - Real Estate Owned, Net, for further detail) and one senior loan. Subsequent to March 31, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At March 31, 2024, and December 31, 2023, the Company’s borrowings outstanding on its secured financing facilities had contractual maturities as follows:

	March 31, 2024
(in thousands)	Repurchase Facilities	Secured Credit Facility	Total Amount Outstanding
2024	$160,143	$—	$160,143
2025	682,353	84,000	766,353
2026	—	—	—
2027	—	—	—
2028	—	—	—
Thereafter	—	—	—
Total	$842,496	$84,000	$926,496

	December 31, 2023
(in thousands)	Repurchase Facilities	Secured Credit Facility	Total Amount Outstanding
2024	$253,123	$—	$253,123
2025	622,319	84,000	706,319
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total	$875,442	$84,000	$959,442
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at March 31, 2024, and December 31, 2023:

	March 31, 2024				December 31, 2023
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$150,936	$130,479	17%	0.24	$193,165	$118,253	14%	0.49
JPMorgan Chase Bank	508,968	128,646	17%	1.33	445,713	62,216	7%	1.58
Goldman Sachs Bank USA	—	—	—%	0.28	53,745	78,949	9%	0.53
Citibank	173,385	86,483	11%	1.15	176,606	80,441	9%	1.40
Centennial Bank(2)	9,207	31,908	4%	0.41	6,213	17,757	2%	0.66
Total	$842,496	$377,516			$875,442	$357,616
______________________
(1)Represents the excess of the carrying amount or market value of the loans held-for-investment pledged as collateral for repurchase facilities, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)As of March 31, 2024, includes real estate owned and one senior loan. As of December 31, 2023, includes real estate owned.
The Company does not anticipate any defaults by its financing counterparties, although there can be no assurance that one or more defaults will not occur.
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing agreements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2024, the Company’s unrestricted cash was $155.2 million, while 5.0% of the Company’s recourse indebtedness was $15.1 million.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
•Tangible net worth must be greater than the sum of (i) $816.9 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after August 3, 2023. As the Company has not had any equity issuances after August 3, 2023, tangible net worth must be greater than $816.9 million. As of March 31, 2024, the Company’s tangible net worth was $1.0 billion.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of March 31, 2024, the Company’s target asset leverage ratio was 70.9% and the Company’s total leverage ratio was 66.3%.
•Minimum interest coverage of no less than 1.3:1.0 through June 30, 2024. As of March 31, 2024, the Company’s minimum interest coverage was 1.4:1.0. Subsequent to June 30, 2024, the Company will be required to maintain minimum interest coverage of no less than 1.4:1.0.
As of March 31, 2024, and December 31, 2023, the Company was in compliance with these covenants.
Note 7. Convertible Senior Notes
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due October 1, 2023. The convertible senior notes were unsecured, paid interest semiannually at a rate of 6.375% per annum and were convertible at the option of the holder into shares of the Company’s common stock. The Company redeemed for cash the convertible senior notes at maturity, and none of the notes remained outstanding as of March 31, 2024, and December 31, 2023.
The following table details the interest expense related to the convertible notes for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash coupon	$—	$2,097
Amortization of issuance costs	—	214
Total interest expense	$—	$2,311
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with counterparties to support investment activities. As of March 31, 2024, the Company held $12.3 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $10.8 million as of December 31, 2023. In addition, as of March 31, 2024, the Company held $0.5 million in restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs, compared to no balance as of December 31, 2023.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$155,216	$188,370
Restricted cash	12,809	10,846
Total cash, cash equivalents and restricted cash	$168,025	$199,216
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
Recurring Fair Value
As of March 31, 2024, and December 31, 2023, the Company held no assets or liabilities measured at fair value on a recurring basis.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from establishing allowances for collateral-dependent assets under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. For collateral-dependent loans that are identified as impaired, the Company measures allowance for credit losses by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the respective loan. To estimate the fair value of the underlying collateral, the Company may (i) use certain valuation techniques which, among others, may include a discounted cash flow method of valuation, or (ii) obtain a third-party independent assessment of value such as an appraisal or other opinion of value. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
As of March 31, 2024, the Company deemed twelve of its loans held-for-investment with an aggregate outstanding principal balance of $641.9 million to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. As of March 31, 2024, ten loans with an aggregate outstanding principal balance of $596.2 million were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate and discount rate, which ranged from 5.50% to 13.00%, and from 7.00% to 13.50%, respectively. As of March 31, 2024, two loans with an aggregate outstanding principal balance of $45.6 million were valued using the estimated proceeds from the sale of the collateral property, less the estimated costs to sell the property. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies and Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2024. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$2,492,539	$2,521,469	$2,583,825	$2,596,577
Cash and cash equivalents	$155,216	$155,216	$188,370	$188,370
Restricted cash	$12,809	$12,809	$10,846	$10,846
Liabilities
Repurchase facilities	$842,496	$842,496	$875,442	$875,442
Securitized debt obligations	$990,617	$925,878	$991,698	$930,523
Secured credit facility	$84,000	$84,000	$84,000	$84,000
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2024:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of March 31, 2024.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of March 31, 2024, and December 31, 2023, the Company had unfunded loan commitments of $134.4 million and $160.7 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of March 31, 2024, the Company recognized $2.5 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, for further detail.
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
During each of the three months ended March 31, 2024, and 2023, the Company declared dividends on the Series A Preferred Stock of $3.6 million.
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third-party investors for proceeds of $0.1 million. The 500 preferred shares of preferred stock retained by the Company are eliminated in the Company’s condensed consolidated statements of changes in equity and the 125 shares sold to third-party investors are shown in the Company’s condensed consolidated statements of changes in equity as non-controlling interests.
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three months ended March 31, 2024, and 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.15
2023
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.20

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Share Repurchases
On May 9, 2023, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 5,000,000 shares of the Company’s common stock, for a total share repurchase authorization of 9,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended March 31, 2023, the Company repurchased 1,001,338 shares of its common stock under its share repurchase program for an aggregate cost, inclusive of commissions paid, of $5.1 million. No shares of common stock were repurchased during the three months ended March 31, 2024. As of March 31, 2024, there remained 4,157,916 shares authorized for repurchase under the Company’s share repurchase program.
The Company’s board of directors has also authorized the repurchase of shares of restricted stock granted to employees for tax withholding purposes. During the three months ended March 31, 2023, the Company repurchased from employees 36,916 shares of its restricted stock for an aggregate cost of $0.2 million. No shares of restricted stock were repurchased during the three months ended March 31, 2024.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of March 31, 2024, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three months ended March 31, 2024, and 2023.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three months ended March 31, 2024, and 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
March 14, 2024	April 1, 2024	April 15, 2024	$0.43750
			$0.43750

2023
March 16, 2023	April 3, 2023	April 17, 2023	$0.43750
			$0.43750
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted restricted stock units, or RSUs, and performance share units, or PSUs, remain outstanding under the 2017 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of March 31, 2024, the Company had 6,820,176 shares of common stock available for future issuance under the 2022 Plan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three months ended March 31, 2024:

	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2023	2,098,875	1,394,657	$7.90
Granted	1,180,010	742,152	4.78
Vested	(456,959)	—	7.70
Forfeited or Expired/Cancelled	(233,454)	(347,896)	11.61
Outstanding at March 31, 2024	2,588,472	1,788,913	$6.06
As of March 31, 2024, the Company deemed that the threshold levels of the performance criteria for the 347,896 PSUs granted in 2021 were not met, which resulted in no issuance of shares of common stock related to these PSUs.
Below is a summary of RSU and PSU vesting dates as of March 31, 2024:

Vesting Year	RSUs	PSUs	Total Awards
2024	159,561	—	159,561
2025	1,279,428	312,538	1,591,966
2026	756,135	734,223	1,490,358
2027	393,348	742,152	1,135,500
Total	2,588,472	1,788,913	4,377,385
For the three months ended March 31, 2023, the Company recognized the remaining $47.5 thousand of compensation expense associated with awards of restricted stock within compensation and benefits expense on the condensed consolidated statements of income. As of March 31, 2024, all awards of restricted stock had vested.
The RSUs are time based with one-third vesting each year over a three-year period. For the three months ended March 31, 2024, the Company recognized $1.7 million of compensation expense associated with these awards, compared to $1.5 million for the three months ended March 31, 2023, within compensation and benefits expense on the condensed consolidated statements of income. As of March 31, 2024, $9.3 million of total unrecognized compensation cost for awards of RSUs will be recognized over the grants’ remaining weighted average vesting period of 0.9 years.
Awards of PSUs have three-year cliff vesting, with the number of performance-based stock units vesting at the end of the three-year period based upon the Company’s performance with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units granted in 2022 may vest at the end of their respective performance periods based (i) 50% against the predetermined internal Company performance goal for “core” return on average equity, or “core” ROAE and (ii) 50% against the Company’s performance ranking for “core” ROAE among a peer group of commercial mortgage REIT companies. Between 0% and 200% of the target number of units granted in early 2023 and 2024 may vest at the end of the performance period based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
For the three months ended March 31, 2024, the Company recognized $0.5 million of compensation expense associated with these awards, compared to $0.4 million for the three months ended March 31, 2023, within compensation and benefits expenses on the condensed consolidated statements of income. As of March 31, 2024, $6.0 million of total unrecognized compensation cost for awards of PSUs will be recognized over the grants’ remaining weighted average vesting period of 1.2 years.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
Note 15. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2024, and 2023:

	Three Months Ended
	March 31,
(in thousands, except share data)	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(77,723)	$(37,454)
Dividends allocated to participating restricted stock units	(388)	(401)
Net (loss) income attributable to common stockholders - basic	$(78,111)	$(37,855)
Net (loss) income attributable to common stockholders - diluted	$(78,111)	$(37,855)
Denominator:
Weighted average common shares outstanding	50,744,532	52,277,518
Weighted average restricted stock shares	—	30,862
Basic weighted average shares outstanding	50,744,532	52,308,380
Diluted weighted average shares outstanding	50,744,532	52,308,380
(Loss) earnings per share
Basic	$(1.53)	$(0.72)
Diluted	$(1.53)	$(0.72)
For the three months ended March 31, 2023, excluded from the calculation of diluted earnings per share is the effect of adding back $2.3 million of interest expense related to the Company’s convertible senior notes. For the three months ended March 31, 2023, 6,591,765 of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive. As of March 31, 2024, the convertible notes have been redeemed and no notes remain outstanding.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended March 31, 2024, and 2023, 769,854 and 1,219,646 of weighted-average unvested RSUs, respectively, were excluded in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended March 31, 2023, 420,997 additional weighted-average unvested PSUs were excluded in the dilutive earnings per share denominator, as their inclusion would be antidilutive. As of March 31, 2024, there were no incremental shares of unvested PSUs.
Note 16. Subsequent Events
Events subsequent to March 31, 2024, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recent Developments
Macroeconomic Environment
The period over the last several quarters has been characterized by continued volatility in the global securities markets, driven by investor concerns over inflation, high interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Events affecting financial institutions during the first quarter of 2024 have also contributed to volatility in global markets and diminished liquidity and credit availability.
Although the Federal Reserve has indicated that no further interest rate increases are expected in 2024, how long interest rates will remain at their current elevated level and the direction and extent of any future interest rate changes remain uncertain. Although our business model is such that higher interest rates should, all else being equal, generally correlate to higher net income, interest rates having remained elevated for an extended period of time have adversely affected, and may continue to adversely affect, our existing borrowers and the cost of financing their properties and lead to nonperformance. Additionally, higher interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Higher interest rates have adversely impacted, and may continue to adversely impact, commercial real estate property values. It remains difficult to predict the full impact on macroeconomic conditions and our business of recent events and any future changes in interest rates or inflation.
Office Property Market
The office property market has been experiencing higher vacancies, slower leasing activity and various tenants re-evaluating their need for space due in large part to the continued trend towards remote work. These factors coupled with inflation, high interest rates and limited market liquidity have created a high level of uncertainty with respect to property values. These dynamics have stressed certain borrowers’ ability and willingness to support their properties and perform in accordance with the terms of their loans. Given this uncertainty, it remains difficult to predict the effect these challenging conditions may have on the office property market, our borrowers, their performance under the terms of our loans secured by office properties and our financial results.

First Quarter 2024 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(77.7) million, or $(1.53) per basic share.
•Generated Distributable Earnings to common stockholders of $1.3 million, or $0.03 per basic share, which excludes the $(75.6) million in non-cash provision for credit losses, $(2.2) million of non-cash equity compensation expense and $(1.3) million of non-cash depreciation and amortization on REO.
•Recorded an increase to the allowance for credit losses of $75.6 million, for a total allowance of credit losses of $212.7 million, or approximately 7.5% of total loan commitments of $2.8 billion at March 31, 2024.
•Book value per share of common stock at March 31, 2024, was $11.14, inclusive of $(4.17) per share of total CECL reserve.
•Declared common stock dividends of $8.0 million, or $0.15 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Funded $17.5 million of prior loan commitments and loan upsizing.
•Realized $35.5 million of total unpaid principal balance in loan repayments, principal paydowns and amortization.
•Maintained a portfolio of 71 loan investments with an aggregate unpaid principal balance of $2.7 billion and total commitments of $2.8 billion, a weighted average stabilized LTV at origination of 63.5%, and a weighted average all-in yield at origination of Standard Overnight Financing Rate, or SOFR or S, +4.03%.
Available Liquidity:
•At March 31, 2024, carried unrestricted cash of $155.2 million, a portion of which is subject to certain liquidity covenants, and $0.5 million restricted cash related to balances in CRE CLOs.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended March 31, 2024, we recorded a GAAP net (Loss) per basic share of $(1.53), declared a cash dividend of $0.15 per share of common stock and reported Distributable Earnings of $0.03 per basic share. Our book value as of March 31, 2024, was $11.14 per share of common stock, inclusive of $(4.17) per share of total CECL reserves.
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
(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three months ended March 31, 2024, and 2023:

	Three Months Ended
	March 31,
(in thousands, except share data)	2024	2023
Net (loss) attributable to common stockholders	$(77,723)	$(37,454)
Weighted average number of common shares outstanding	50,744,532	52,308,380
Weighted average number of diluted shares outstanding	50,744,532	52,308,380
Basic (loss) per basic common share	$(1.53)	$(0.72)
Diluted (loss) per basic common share	$(1.53)	$(0.72)
Dividend declared per common share	$0.15	$0.20
Distributable Earnings
In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income as dividends. Distributable Earnings is intended to over time serve as a general, though imperfect, proxy for our taxable income. As such, Distributable Earnings is considered a key indicator of our ability to generate sufficient income to pay dividends on our common stock, which is the primary focus of income-oriented investors who comprise a meaningful segment of our stockholder base. We believe providing Distributable Earnings on a supplemental basis to our net income (loss) and cash flow from operating activities, as determined in accordance with GAAP, is helpful to stockholders in assessing the overall operating performance of our business.
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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three months ended March 31, 2024, we recorded provision for credit losses of $(75.6) million, which has been excluded from Distributable Earnings, consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the three months ended March 31, 2024, we recorded $(1.3) million in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above.
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

The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings for the three months ended March 31, 2024, and 2023:

	Three Months Ended
	March 31,
(in thousands, except share data)	2024	2023
Reconciliation of GAAP net (loss) to Distributable Earnings:
GAAP net (loss) attributable to common stockholders	$(77,723)	$(37,454)
Adjustments:
Provision for (benefit from) credit losses	75,552	46,410
Depreciation and amortization on real estate owned	1,302	—
(Gain) loss on extinguishment of debt	—	(238)
Non-cash equity compensation	2,171	1,955
Distributable Earnings before realized losses	$1,302	$10,673
Realized losses on write-offs, loan sales and REO conversions	$—	$—
Distributable Earnings	$1,302	$10,673
Distributable Earnings per basic share of common stock	$0.03	$0.20
Distributable Earnings per diluted share of common stock	$0.03	$0.20
Basic weighted average common shares	50,744,532	52,308,380
Diluted weighted average common shares	50,744,532	52,308,380
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of March 31, 2024, and 2023:

(in thousands, except share data)	March 31, 2024	December 31, 2023
Stockholders’ equity	$774,118	$858,898
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$568,380	$653,160
Shares:
Common stock	51,034,800	50,577,841
Book value per share of common stock	$11.14	$12.91
Book value per share as of March 31, 2024, includes the impact of an estimated allowance for credit losses of $(212.7) million, or $(4.17) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At March 31, 2024, our loan portfolio was comprised of 71 investments, of which 70 were senior first mortgage loans totaling $2.8 billion of commitments with an unpaid principal balance of $2.7 billion, and one subordinated loan totaling $13.4 million in commitments and unpaid principal balance. At March 31, 2024, the weighted average risk rating of our loan portfolio was 3.0 as compared to 2.8 at December 31, 2023, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of March 31, 2024, we owned one office property with a carrying value of $19.2 million.
During the three months ended March 31, 2024, we funded $15.0 million under existing loan commitments and $2.5 million on loan upsizings. We realized $35.5 million in aggregate reductions in portfolio unpaid principal balance from loan repayments, paydowns and amortization. During the three months ended March 31, 2024, we generated interest income of

$54.1 million and incurred interest expense of $(41.5) million, which resulted in net interest income of $12.5 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Other loan fundings(1)	17,451	17,324
Deferred interest capitalized	550	881
Loan repayments	(35,478)	(59,450)
Total loan activity, net	$(17,477)	$(41,245)
______________________
(1)Additional fundings made under existing loan commitments and upsizing of loans.
The following table details overall statistics for our loan portfolio as of March 31, 2024:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	71
Total loan commitments	$2,844,089
Unpaid principal balance	$2,709,702
Unfunded loan commitments	$134,387
Carrying value	$2,492,539
Weighted-average cash coupon(1)	S+3.75%
Weighted-average all-in yield(2)	S+4.03%
Stabilized LTV at origination(3)	63.5%
______________________
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
The following table provides detail of our loan portfolio as of March 31, 2024:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$111.1	$109.2	$109.0	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior(7)	12/18	96.5	94.4	94.2	S+3.75%	S+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior(7)	08/19	93.1	93.1	93.2	S+2.85%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior(7)	07/19	88.0	80.6	80.4	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	10/19	87.4	87.2	86.7	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)	12/15	85.9	83.6	83.5	S+4.15%	S+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	06/19	80.7	80.5	80.1	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	12/18	78.1	60.3	60.3	S+3.40%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/19	77.3	77.3	77.3	S+3.41%	S+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%
Senior	10/22	77.3	77.3	77.3	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	12/19	69.2	63.6	63.6	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior(7)	12/16	66.5	66.5	66.5	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/23	61.8	50.3	50.3	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior	05/22	55.5	48.0	47.8	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior	06/19	54.1	54.1	53.9	S+3.35%	S+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	09/21	53.2	52.5	52.5	S+5.05%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior(7)	11/21	52.8	51.0	50.9	S+3.40%	S+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	06/21	52.7	47.5	47.5	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(7)	08/17	49.5	49.5	49.3	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	07/22	47.7	46.2	45.7	S+3.76%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%

Senior	03/22	46.9	46.9	46.6	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	45.4	45.3	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	44.4	44.1	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.3	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	09/21	44.3	41.1	40.9	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.2	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	04/22	40.2	37.5	37.3	S+4.65%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	12/17	39.2	38.9	38.7	S+5.25%	S+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	05/21	38.9	37.6	37.4	S+3.33%	S+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	07/16	38.5	38.5	38.4	S+5.55%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior(7)	11/18	37.1	37.1	37.1	S+3.60%	S+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior(7)	05/18	35.7	35.7	35.7	S+3.18%	S+3.95%	3.0	MA	Office	47.0%	41.1%
Senior	03/20	34.9	24.2	24.2	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior(7)	12/18	34.2	34.0	33.8	S+4.11%	S+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	08/19	33.5	31.6	31.6	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	32.5	32.4	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	11/19	32.9	32.7	32.6	S+3.73%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/16	32.3	32.3	32.3	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	04/22	31.8	30.4	30.3	S+3.35%	S+3.73%	3.0	GA	Multifamily	75.1%	67.1%
Senior	03/19	30.6	29.3	29.3	S+2.97%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	04/22	28.6	26.6	26.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior(7)	12/18	28.0	28.0	28.1	S+3.90%	S+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	03/22	27.2	24.3	24.1	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	26.9	26.9	26.9	S+4.45%	S+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	08/19	26.8	26.6	26.5	S+3.20%	S+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior(7)	01/19	26.1	26.1	26.1	S+3.40%	S+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	10/21	25.7	25.7	25.5	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	01/18	25.2	25.2	25.1	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	08/19	25.0	23.9	23.8	S+2.71%	S+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.6	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	03/20	24.7	22.4	22.3	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	09/21	23.6	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	05/21	23.3	19.2	19.1	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/22	22.9	20.1	20.0	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.5	21.5	21.4	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	05/21	20.6	20.4	20.4	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/18	20.5	19.2	19.1	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	12/21	20.4	20.4	20.3	S+3.91%	S+4.16%	3.0	Various	Other	55.1%	64.3%
Senior	06/19	20.4	20.4	20.3	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	11/18	18.5	16.9	16.8	S+5.00%	S+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	10/18	16.9	16.9	16.9	S+4.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	06/21	16.7	14.2	14.1	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/19	15.5	13.5	13.5	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	08/17	15.4	12.4	12.4	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	14.0	14.0	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	07/18	14.3	10.0	10.0	S+4.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Mezzanine	01/17	13.4	13.4	13.4	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior(7)	09/19	11.6	11.6	11.6	S+3.05%	S+3.50%	3.0	WI	Multifamily	51.4%	75.0%
Senior	06/19	11.4	10.5	10.4	S+4.01%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.3	6.6	6.6	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(210.1)
Total/Weighted Average Loans		$2,844.1	$2,709.7	$2,492.5	S+3.75%	S+4.03%	3.2			66.6%	63.5%
______________________
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
(7)Loan was held on nonaccrual status as of March 31, 2024.

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
The map and charts below, weighted by carrying value, illustrate the geographic distribution and types of properties securing our loan portfolio as of March 31, 2024:

MN, 5.1%
WI, 0.6%
MI, 0.2%
NY, 8.7%
MA, 5.2%
CT, 2.5%
PA, 2.5%
NJ, 2.8%
CA, 11.1%
CO, 1.3%
IL, 8.1%
IN, 0.6%
OH, 0.7%
VA, 3.7%
KY, 1.5%
TN, 4.3%
NC, 2.3%
AZ, 1.0%
OK, 1.0%
SC, 1.1%
AL, 2.7%
GA, 7.6%
TX, 14.1%
LA, 3.6%
FL, 7.3%
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
We maintain strong relationships and an active asset management dialogue with our borrowers. We have leveraged those relationships along with our team’s experience to maximize the performance of our portfolio, including during periods of real estate market and economic uncertainty and volatility. While we generally believe that the principal amount of our loans is sufficiently protected by the underlying collateral value, there is a risk that we will not realize the entire principal amount of certain of our loan investments.
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of March 31, 2024, and December 31, 2023:

(dollars in thousands)	March 31, 2024			December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$147,883	$146,993	4	$71,597	$71,211
2	28	1,019,966	1,001,412	36	1,277,491	1,262,126
3	22	839,411	820,766	24	862,102	842,175
4	5	162,784	139,811	4	192,104	174,313
5	10	539,658	383,557	5	323,885	234,000
Total	71	$2,709,702	$2,492,539	73	$2,727,179	$2,583,825
As of March 31, 2024, the weighted average risk rating of the Company’s loan portfolio was 3.0, versus 2.8 as of December 31, 2023, weighted by unpaid principal balance. The quarter-over-quarter change in the weighted average portfolio risk rating is mainly a result of select loan rating downgrades, including five loans downgraded to a risk rating of “5” partially offset by certain loan rating upgrades.
Risk-Rated “5” Loan Summaries
As of March 31, 2024, we had ten loans that had a risk rating of “5” with an aggregate principal balance of $539.7 million, for which we recorded an allowance for credit losses of $155.3 million. These ten loans were on nonaccrual status as of March 31, 2024. The performance of these assets has been adversely affected to varying degrees by many different factors, such as slower leasing velocity, including leasing challenges of office properties in certain markets related to work from home trends and other submarket dynamics, combined with a significant rise in interest rates resulting in a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property specific factors.
During the three months ended March 31, 2024, a first mortgage loan with an outstanding principal balance of $94.4 million collateralized by a mixed-use retail and office property located in New York, NY, was downgraded from a risk rating of “4” to a risk rating of “5” and placed on nonaccrual status. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the sale process will be completed, and the timing and ultimate outcome remain uncertain.
During the three months ended March 31, 2024, a first mortgage loan with an outstanding principal balance of $34.0 million collateralized by a multifamily property located in Chicago, IL, was downgraded from a risk rating of “3” to a risk rating of “5” and placed on nonaccrual status. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the sale process will be completed, and the timing and ultimate outcome remain uncertain.
During the three months ended March 31, 2024, a first mortgage loan with a principal balance of $26.1 million collateralized by an office property located in Boston, MA, was downgraded from a risk rating of “4” to a risk rating of “5” and placed on nonaccrual status. We are in an ongoing dialogue with the borrower regarding next steps and potential resolutions with respect to this loan, the timing and ultimate outcome of which remain uncertain.

During the three months ended March 31, 2024, a first mortgage loan with an outstanding principal balance of $51.0 million collateralized by a mixed-use multifamily, office and event space property located in Pittsburgh, PA, was downgraded from a risk rating of “3” to a risk rating of “5” and placed on nonaccrual status. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the sale process will be completed, and the timing and ultimate outcome remain uncertain.
During the three months ended March 31, 2024, a first mortgage loan with a principal balance of $11.6 million collateralized by a multifamily property located in Milwaukee, WI was downgraded from a risk rating of “3” to a risk rating of “5”. The loan was on nonaccrual status as of March 31, 2024. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the sale process will be completed, and the timing and ultimate outcome remain uncertain.
Other Portfolio Developments
During the three months ended March 31, 2024, a first mortgage loan with a principal balance of $35.7 million collateralized by an office property located in Maynard, MA, was deemed to be collateral dependent as a deed-in-lieu of foreclosure was considered probable. As a result, the loan was placed on nonaccrual status as of March 31, 2024.
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
During the year ended December 31, 2023,we completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of March 31, 2024 and December 31, 2023, the loan had a principal balance of $49.5 million and $48.5 million, respectively. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2024, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and our agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status.
Portfolio Financing
As of March 31, 2024, our portfolio financing consisted of repurchase and secured credit facilities collateralized by loans held-for-investment and our one REO asset, and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 56.5% of portfolio loan-level financing as of March 31, 2024.
The following table details our portfolio loan-level financing as of March 31, 2024, and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
CRE CLOs	$990,617	$991,698
Secured credit facility	84,000	84,000
Secured repurchase agreement (non-mark-to-market)(1)	9,207	6,213
Total non-mark-to-market financing	1,083,824	1,081,911
Secured repurchase agreements (mark-to-market)	833,289	869,229
Total portfolio financing	$1,917,113	$1,951,140
______________________
(1)Subsequent to March 31, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.

The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of March 31, 2024, and 2023:

(in thousands)	March 31, 2024	December 31, 2023
Loans held-for-investment	$2,454,122	$2,522,187
Real Estate Owned, net(1)	19,160	20,508
Restricted cash	486	—
Total	$2,473,768	$2,542,695
______________________
(1)As of March 31, 2024 and December 31, 2023, real estate owned, net included $2.8 million and $3.6 million in other assets and liabilities related to acquired leases, respectively.
Secured Repurchase Agreements
As of March 31, 2024, we had repurchase facilities in place with five counterparties with aggregate outstanding borrowings of $0.8 billion, which financed a portion of our loans held-for-investment and real estate owned. As of March 31, 2024, the weighted average borrowing rate on our repurchase facilities was 8.7%, the weighted average advance rate was 65.6%, and the term to maturity ranged from 89 days to approximately 1.3 years, with a weighted average remaining maturity of 1.1 years.
The table below details our secured repurchase facilities as of March 31, 2024:

	March 31, 2024
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	No	$150,936	$324,064	$475,000
Goldman Sachs Bank USA(3)	July 13, 2024	No	—	250,000	250,000
JPMorgan Chase Bank	July 28, 2025	No	508,968	11,022	519,990
Citibank	May 25, 2025	No	173,385	326,615	500,000
Centennial Bank(4)	August 29, 2024	No	9,207	140,793	150,000
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of March 31, 2024.
(3)As of March 31, 2024, and December 31, 2023, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions. The Company had no outstanding borrowings under the facility as of March 31, 2024.
(4)Subsequent to March 31, 2024, we repaid all outstanding borrowings under the facility and terminated the facility.
Under our existing repurchase facilities, our counterparties may make margin calls as a result of a perceived decline in the value of our assets collateralizing the given secured financing arrangement due to a credit event or, under a limited number of our repurchase facilities, due to market events. To cover a margin call, we may transfer cash or other loan collateral to such a counterparty. Should the value of our assets suddenly decrease, significant margin calls on our mark-to-market repurchase facilities could result, causing an adverse change in our liquidity position.
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At March 31, 2024, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $1.0 billion of outstanding borrowings, financing 39 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, of $1.2 billion. As of March 31, 2024, our CRE CLOs financed 46.1% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.

The following table details our CRE CLO securitized debt obligations as of March 31, 2024:

(dollars in thousands)	March 31, 2024
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$620,803	$605,449	S+ 3.8%
Financing provided	502,469	500,600	S+ 1.8%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	627,836	564,698	S+3.8%
Financing provided	490,017	490,017	S+1.9%
Total
Collateral assets	$1,248,639	$1,170,147	S+3.8%
Financing provided	$992,486	$990,617	S+1.8%
______________________
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
(2)No restricted cash is included as of March 31, 2024. Yield on collateral assets is exclusive of restricted cash.
(3)$0.5 million in restricted cash is included as of March 31, 2024. Yield on collateral assets is exclusive of restricted cash.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $84.0 million as of March 31, 2024, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2025.
The following table details the outstanding borrowings under our secured credit facility as of March 31, 2024:

(dollars in thousands)	March 31, 2024
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$143,357	$107,338	S+4.1%
Borrowings outstanding	84,000	84,000	S+6.5%
______________________
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

Financial Covenants
We are subject to a variety of financial covenants under our secured financing agreements. The following represent the most restrictive financial covenants to which we are subject across our secured finance agreements:

Financial Covenant	Description	Value as of March 31, 2024
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $15.1 million.	Unrestricted cash of $155.2 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $816.9 million and (ii) 75.0% of net cash proceeds of equity issuances after August 3, 2023. As the Company has not had any equity issuances after August 3, 2023, tangible net worth must be greater than $816.9 million.
Tangible net worth of $1.0 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 70.9%; Total leverage ratio of 66.3%
Interest Coverage	Interest coverage ratio of no less than 1.3:1.0 through June 30, 2024, thereafter no less than 1.4:1.0.	Interest coverage of 1.4:1.0
We were in compliance with these financial covenants as of March 31, 2024.
Leverage Ratios
As of March 31, 2024, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.3:1.0, and our recourse leverage ratio was 1.0:1.0. The period-over-period increase in our leverage ratios was mainly related to a decrease in total equity balance due to higher CECL reserves recorded during the period.
The following table represents our recourse leverage ratio and total leverage ratio as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Recourse leverage ratio(1)	1.0	0.9
Total leverage ratio(2)	2.3	2.1
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of March 31, 2024, 98.3% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.7 billion. As of March 31, 2024, 1.7% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of March 31, 2024:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$2,663,925
Floating rate liabilities(1)(3)	1,918,982
Net floating rate exposure	$744,943
______________________
(1)As of March 31, 2024, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of March 31, 2024.
(3)Floating rate liabilities include our outstanding repurchase facilities, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three months ended March 31, 2024, and 2023. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended March 31, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,701,361	$51,693	7.7%
Subordinated loans	13,468	272	8.1%
Total loan interest income/net asset yield	$2,714,829	$51,965	7.7%
Other - Interest on cash and cash equivalents		2,090
Total interest income		$54,055
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)	$1,927,808	$41,234	8.6%
Subordinated loans	11,472	298	10.4%
Total interest expense/cost of funds	$1,939,280	$41,532	8.6%
Net interest income/spread		$12,523	(0.9%)

	Three Months Ended March 31, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$3,339,047	$65,017	7.8%
Subordinated loans	13,722	274	8.0%
Total loan interest income/net asset yield	$3,352,769	$65,291	8.0%
Other - Interest on cash and cash equivalents		1,428
Total interest income		$66,719
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$2,291,233	$41,337	7.2%
Subordinated loans	8,241	158	7.7%
Other:
Convertible senior notes	131,060	2,311	7.1%
Total interest expense/cost of funds	$2,430,534	$43,806	7.2%
Net interest income/spread		$22,913	0.8%
______________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(4)Included in collateralized borrowings is the Centennial repurchase facility with an outstanding balance of $9.2 million as shown in Note 6 - Secured Financing Agreements, which became collateralized by real estate owned on May 16, 2023. During the three months ended March 31, 2024, the facility had an average balance collateralized by real estate owned of $5.8 million. During the three months ended March 31, 2024, the facility accrued interest expense of $0.2 million related to the balance collateralized by real estate owned.

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
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means, which may include, but not be limited to, securitizations, note sales and issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation trends, high interest rates, slowing economic growth, and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates have affected, and may continue to affect, our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. For further discussion of the potential impacts of changes in interest rates, see “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.
Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended March 31, 2024, and December 31, 2023
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended March 31, 2024, and December 31, 2023:

(in thousands)	Three Months Ended
Income Statement Data:	March 31, 2024	December 31, 2023	Q1’24 vs Q4’23
Interest income:	(unaudited)
Loans held-for-investment	$51,965	$59,377	$(7,412)
Cash and cash equivalents	2,090	2,126	(36)
Total interest income	$54,055	$61,503	$(7,448)
Interest expense:
Repurchase facilities	$20,728	$21,963	$(1,235)
Securitized debt obligations	18,115	18,622	(507)
Asset-specific financings	—	478	(478)
Secured credit facility	2,689	3,108	(419)
Total interest expense	41,532	44,171	(2,639)
Net interest income	$12,523	$17,332	$(4,809)

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
Interest Income
Interest income for the three months ended March 31, 2024, decreased to $54.1 million from $61.5 million for the three months ended December 31, 2023, mainly due to a higher average balance of nonaccrual loans and a lower average balance of our interest-earning assets due to loan repayments.
Interest Expense
Interest expense for the three months ended March 31, 2024, decreased to $41.5 million from $44.2 million for the three months ended December 31, 2023, mainly due to a lower average balance of our interest-bearing liabilities.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended March 31, 2024, and December 31, 2023:

	Three Months Ended
	March 31,	December 31,
(in thousands)	2024	2023
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(75,484)	$(22,687)
Other liabilities	(68)	1,115
Total (provision for) benefit from credit losses	$(75,552)	$(21,572)
During the three months ended March 31, 2024, we recorded a provision for credit losses of $(75.6) million as compared to $(21.6) million for the three months ended December 31, 2023. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for credit losses for certain collateral-dependent loans during the three months ended March 31, 2024, that were individually assessed in accordance with ASU 2016-13, and a provision for credit losses in the general reserve due to the ongoing challenges in the commercial real estate market and pressure on property values, and other loan specific assumptions employed in estimating the general CECL reserve.
Revenue from REO Operations
During the three months ended March 31, 2024, we recorded revenue from REO operations of $1.1 million as compared to $1.1 million for the three months ended December 31, 2023. The revenue from REO operations remained relatively stable.
Expenses
The following table presents the components of expenses for the three months ended March 31, 2024, and December 31, 2023:

	Three Months Ended
	March 31,	December 31,
(dollars in thousands)	2024	2023
Compensation and benefits	$5,987	$4,546
Servicing expenses	1,376	1,284
Expenses from real estate owned operations	2,045	2,080
Other operating expenses	2,829	2,480
Total operating expenses	$12,237	$10,390
Annualized total operating expense ratio, excluding expenses from real estate owned operations	4.8%	3.8%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.8%	3.3%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations, and other operating expenses. Compensation and benefits for the three months ended March 31, 2024, increased primarily due to higher non-cash equity compensation awards as compared to the three months ended December 31, 2023. Servicing expenses for the three months ended March 31, 2024, increased modestly primarily due to CLO servicing fees and special servicing fees related to select loans as compared to the three months ended December 31, 2023.

Expenses from real estate owned operations remained relatively stable for the three months ended March 31, 2024 compared to the prior quarter. Other operating expenses increased as compared to the prior quarter mainly due to higher legal fees. Our operating expense ratio, excluding REO, increased during the three months ended March 31, 2024, as compared to the three months ended December 31, 2023 mainly due to higher non-cash equity compensation and lower average equity mainly driven by the increase in the allowance for credit losses.
Our GAAP net (loss) attributable to common stockholders was $(77.7) million (or $(1.53) per basic weighted average share) for the three months ended March 31, 2024, as compared to GAAP net (loss) attributable to common stockholders of $(13.5) million (or $(0.33) per basic weighted average share) for the three months ended December 31, 2023. The decrease in GAAP results was primarily due to provision for credit losses of $(75.6) million and net interest income of $12.5 million during the three months ended March 31, 2024, compared to a provision for credit losses of $(21.6) million and net interest income of $17.3 million during the three months ended December 31, 2023.
Comparison of the Three Months Ended March 31, 2024, and March 31, 2023
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended March 31, 2024, and March 31, 2023:

(in thousands)	Three Months Ended
Income Statement Data:	March 31, 2024	March 31, 2023	Q1’24 vs Q1’23
Interest income:
Loans held-for-investment	$51,965	$65,291	$(13,326)
Cash and cash equivalents	2,090	1,428	662
Total interest income	$54,055	$66,719	$(12,664)
Interest expense:
Repurchase facilities	$20,728	$19,772	$956
Securitized debt obligations	18,115	18,051	64
Convertible senior notes	—	2,311	(2,311)
Asset-specific financings	—	743	(743)
Secured credit facility	2,689	2,929	(240)
Total interest expense	$41,532	$43,806	$(2,274)
Net interest income	$12,523	$22,913	$(10,390)
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
Interest Income
Interest income for the three months ended March 31, 2024, decreased to $54.1 million from $66.7 million for the three months ended March 31, 2023, mainly due to a higher average balance of nonaccrual loans and a lower average balance of our interest-earning assets due to loan prepayments, partially offset by an increase in short-term interest rates.
Interest Expense
Interest expense for the three months ended March 31, 2024, decreased to $41.5 million from $43.8 million for the three months ended March 31, 2023, mainly due to lower average balance on portfolio level financing and corporate borrowings, partially offset by an increase in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended March 31, 2024, and March 31, 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(75,484)	$(46,116)
Other liabilities	(68)	(294)
Total (provision for) benefit from credit losses	$(75,552)	$(46,410)
During the three months ended March 31, 2024, we recorded a provision for credit losses of $(75.6) million as compared to $(46.4) million during the three months ended March 31, 2023. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for certain collateral-dependent loans during the three months ended March 31, 2024, that were individually assessed in accordance with ASU 2016-13.
Revenue from REO Operations
During the three months ended March 31, 2024, we recorded revenue from REO operations of $1.1 million. No revenue from REO operations was generated during the three months ended March 31, 2023.
Expenses
The following table presents the components of expenses for the three months ended March 31, 2024, and March 31, 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Compensation and benefits	$5,987	$5,912
Servicing expenses	1,376	1,378
Expenses from real estate owned operations	2,045	—
Other operating expenses	2,829	3,271
Total operating expenses	$12,237	$10,561
Annualized total operating expense ratio, excluding expenses from real estate owned operations	4.8%	4.3%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.8%	3.5%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits and servicing expenses for the three months ended March 31, 2024, were relatively stable as compared to the three months ended March 31, 2023. Expenses from real estate owned operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 increased due to the acquisition of REO in 2023. Other operating expenses decreased as compared to the three months ended March 31, 2023, mainly due to lower legal and advisory expenses. Our operating expense ratio, excluding REO, increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, mainly due to lower average equity mainly driven by higher CECL reserves.
Liquidity and Capital Resources
Capitalization
To date we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of March 31, 2024, our capitalization included $1.9 billion of loan-level financing. Our loan-level financing as of March 31, 2024, is generally term-matched or matures in 2024 or later, and includes $0.8 billion of secured repurchase agreements, $1.0 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $84.0 million secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations, Note 6 – Secured Financing Agreements and Note 7 – Convertible Senior Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations, our secured financing facilities, and our convertible senior notes, respectively.
Leverage
From December 31, 2023, to March 31, 2024, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, increased from 2.1:1.0 to 2.3:1.0, mainly driven by a reduction in total equity, partially offset by a reduction in total outstanding debt. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of March 31, 2024:

(in thousands)	March 31, 2024
Cash and cash equivalents	$155,216
Approved but unused borrowing capacity on financing facilities	—
Total	$155,216
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
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of March 31, 2024. See Note 12 – Stockholders’ Equity, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $1.9 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, and secured credit facility; $134.4 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation trends, high interest rates, slowing economic growth and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate fundamentals and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of the collateral underlying our repurchase facilities, secured credit facility, and securitized debt obligations, as of March 31, 2024, and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Within one year	$1,043,617	$988,716
One to three years	873,496	962,424
Three to five years	—	—
Five years and over	—	—
Total	$1,917,113	$1,951,140

Cash Flows
For the three months ended March 31, 2024, our restricted and unrestricted cash and cash equivalents balance decreased approximately $31.2 million, to $168.0 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2024, operating activities increased our cash balances by approximately $1.7 million, primarily driven by net income after removing non-cash provision, and equity compensation.
•Cash flows from investing activities. For the three months ended March 31, 2024, investing activities increased our cash balances by approximately $17.1 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the three months ended March 31, 2024, financing activities decreased our cash balances by approximately $49.9 million, primarily driven by principal payments on repurchase agreements and dividends on common and preferred stock, partially offset by proceeds from repurchase agreements.
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
Inflation
Nearly all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to the inflationary pressures, over the last couple of years the Federal Reserve has significantly increased its federal funds rate target range. Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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
Recent Market Conditions
Due to the macroeconomic challenges driven by inflation trends, high interest rates, slowing economic growth and geopolitical uncertainty, most of our borrowers, sponsors, their tenants, the properties serving as collateral for our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “Macroeconomic Environment” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of current market conditions.
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
In response to inflationary pressures, the Federal Reserve raised benchmark overnight interest rates on multiple occasions in 2022 and 2023. These increases in interest rates have increased, and may continue to increase, our interest expense, which may not be fully offset by any increases in interest income. In addition, these higher benchmark interest rates have increased our borrowers’ interest payments, adversely affected commercial real estate property values and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, which could result in us realizing losses on our investments. Although the Federal Reserve has indicated that no further interest rate increases are expected in 2024, how long interest rates will remain at their current levels and the direction and extent of any future interest rate changes remain uncertain.
As of March 31, 2024, approximately 98.3% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 1.7% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2024. All changes in value are measured as the change from our March 31, 2024, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$806	$403	$(403)	$(806)
Repurchase facilities	(351)	(175)	175	351
Securitized debt obligations	(414)	(207)	207	414
Secured financing facility	(35)	(18)	18	35
Total net assets	$6	$3	$(3)	$(6)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(514)	$(257)	$257	$514
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2024. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2024, filed with the SEC on May 7, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 7, 2024	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 7, 2024	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)