Form 10-Q
period 2024-06-30
Granite Point Mortgage Trust Inc.
filed 2024-08-05
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 31, 2024, there were 50,684,117 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Loans held-for-investment	$2,616,884	$2,718,486
Allowance for credit losses	(264,140)	(134,661)
Loans held-for-investment, net	2,352,744	2,583,825
Cash and cash equivalents	85,916	188,370
Restricted cash	12,880	10,846
Real estate owned, net	42,820	16,939
Accrued interest receivable	10,725	12,380
Other assets	41,666	34,572
Total Assets (1)	$2,546,751	$2,846,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$791,556	$875,442
Securitized debt obligations	938,075	991,698
Secured credit facility	85,192	84,000
Dividends payable	6,335	14,136
Other liabilities	20,892	22,633
Total Liabilities (1)	1,842,050	1,987,909
Commitments and Contingencies (see Note 10)
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 50,684,117 shares and 50,577,841 issued and outstanding, respectively	507	506
Additional paid-in capital	1,198,894	1,198,048
Cumulative earnings	(69,696)	67,495
Cumulative distributions to stockholders	(425,211)	(407,233)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	704,576	858,898
Non-controlling interests	125	125
Total Equity	704,701	859,023
Total Liabilities and Stockholders’ Equity	$2,546,751	$2,846,932
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At June 30, 2024, and December 31, 2023, assets of the VIEs totaled $1,101,207 and $1,233,821, respectively, and liabilities of the VIEs totaled $939,878 and $994,081, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans held-for-investment	$46,882	$66,217	$98,847	$131,508
Cash and cash equivalents	1,597	2,609	3,687	4,037
Total interest income	48,479	68,826	102,534	135,545
Interest expense:
Repurchase facilities	19,331	22,872	40,059	42,644
Secured credit facility	2,714	3,075	5,403	6,004
Securitized debt obligations	18,303	17,888	36,418	35,939
Convertible senior notes	—	2,332	—	4,643
Asset-specific financings	—	819	—	1,562
Total interest expense	40,348	46,986	81,880	90,792
Net interest income	8,131	21,840	20,654	44,753
Other income (loss):
Revenue from real estate owned operations	1,111	462	2,253	462
Provision for credit losses	(60,756)	(5,818)	(136,308)	(52,228)
Gain (loss) on extinguishment of debt	(786)	—	(786)	238
Total other loss	(60,431)	(5,356)	(134,841)	(51,528)
Expenses:
Compensation and benefits	4,721	6,209	10,708	12,121
Servicing expenses	1,398	1,320	2,774	2,698
Expenses from real estate owned operations	1,950	1,664	3,995	1,664
Other operating expenses	2,700	2,180	5,529	5,451
Total expenses	10,769	11,373	23,006	21,934
(Loss) income before income taxes	(63,069)	5,111	(137,193)	(28,709)
(Benefit from) provision for income taxes	(1)	70	(2)	79
Net (loss) income	(63,068)	5,041	(137,191)	(28,788)
Dividends on preferred stock	3,600	3,625	7,200	7,250
Net (loss) income attributable to common stockholders	$(66,668)	$1,416	$(144,391)	$(36,038)
Basic (loss) earnings per weighted average common share	$(1.31)	$0.03	$(2.84)	$(0.69)
Diluted (loss) earnings per weighted average common share	$(1.31)	$0.03	$(2.84)	$(0.69)
Weighted average number of shares of common stock outstanding:
Basic	50,939,476	51,538,309	50,842,004	51,921,217
Diluted	50,939,476	51,619,072	50,842,004	51,921,217

Net (loss) income attributable to common stockholders	$(66,668)	$1,416	$(144,391)	$(36,038)
Comprehensive (loss) income	$(66,668)	$1,416	$(144,391)	$(36,038)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2022	52,350,989	$524	8,229,500	$82	$1,202,315	$130,693	$(350,069)	$983,545	$125	$983,670
Net (loss) income	—	—	—	—	—	(33,829)	—	(33,829)	—	(33,829)
Repurchase of common stock	(1,001,338)	(10)	—	—	(5,108)	—	—	(5,118)	—	(5,118)
Restricted stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(652)	—	—	(652)	—	(652)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,706)	(10,706)	—	(10,706)
Non-cash equity award compensation	213,304	2	—	—	1,953	—	—	1,955	—	1,955
Balance, March 31, 2023	51,526,039	$515	8,229,500	$82	$1,198,272	$96,864	$(364,400)	$931,333	$125	$931,458
Net income	—	—	—	—	—	5,041	—	5,041	—	5,041
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(77)	—	—	(77)	—	(77)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,736)	(10,736)	—	(10,736)
Non-cash equity award compensation	44,664	1	—	—	2,385	—	—	2,386	—	2,386
Balance, June 30, 2023	51,570,703	516	8,229,500	82	1,200,580	101,905	(378,761)	924,322	125	924,447

Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
Net (loss) income	—	—	—	—	—	(74,123)	—	(74,123)	—	(74,123)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(1,185)	—	—	(1,185)	—	(1,185)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.15 per share	—	—	—	—	—	—	(8,043)	(8,043)	—	(8,043)
Non-cash equity award compensation	456,959	4	—	—	2,167	—	—	2,171	—	2,171
Balance, March 31, 2024	51,034,800	$510	8,229,500	$82	$1,199,030	$(6,628)	$(418,876)	$774,118	$125	$774,243
Net (loss) income	—	—	—	—	—	(63,068)	—	(63,068)	—	(63,068)
Repurchase of common stock	(510,244)	(5)	—	—	(1,594)	—	—	(1,599)	—	(1,599)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,735)	(2,735)	—	(2,735)
Non-cash equity award compensation	159,561	2	—	—	1,458	—	—	1,460	—	1,460
Balance, June 30, 2024	50,684,117	$507	8,229,500	$82	$1,198,894	$(69,696)	$(425,211)	$704,576	$125	$704,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(137,191)	$(28,788)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(3,453)	(5,854)
Amortization of deferred debt issuance costs	3,316	4,333
Provision for credit losses	136,308	52,228
(Gain) loss on extinguishment of debt	423	(274)
Amortization of equity-based compensation	3,631	4,341
Depreciation and amortization on real estate owned	2,558	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,655	216
Decrease (increase) in other assets	(2,088)	999
Increase (decrease) in other liabilities	(2,521)	(810)
Net cash provided by operating activities	2,638	26,391
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(34,053)	(34,318)
Proceeds from repayment of loans held-for-investment	96,883	265,623
Net cash provided by (used in) investing activities	62,830	231,305
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	78,486	453,242
Principal payments on repurchase facilities	(161,949)	(396,676)
Principal payments on securitized debt obligations	(54,210)	(139,215)
Proceeds from asset-specific financings	—	911
Proceeds from secured credit facility	1,192	—
Payment of debt issuance costs	(843)	(3,514)
Tax withholding on restricted stock and RSUs	(1,185)	(966)
Repurchase of common stock	(1,599)	(5,118)
Redemption of cumulative redeemable preferred stock	—	(1,000)
Dividends paid on preferred stock	(7,201)	(7,251)
Dividends paid on common stock	(18,579)	(21,424)
Net cash (used in) provided by financing activities	(165,888)	(121,011)
Net (decrease) increase in cash, cash equivalents and restricted cash	(100,420)	136,685
Cash, cash equivalents, and restricted cash at beginning of period	199,216	140,165
Cash, cash equivalents, and restricted cash at end of period	$98,796	$276,850
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$83,764	$90,379
Cash paid for taxes	$—	$697
Noncash Activities:
Dividends declared but not paid at end of period	$6,335	$14,336
Transfers from loans held-for-investment to real estate owned, other assets and other liabilities	$35,659	$24,000
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2024, and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2024, should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market interest and capitalization rates, leasing, credit-worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2024.
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
As of June 30, 2024, REO and related acquired assets, except for land, are depreciated using the straight-line method over estimated useful lives as follows:

Description	Depreciable Life
Building	39 years
Land improvements	15 Years
Tenant improvements	Over lease terms
Lease intangibles	Over lease terms
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
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2024, and December 31, 2023:

	June 30, 2024
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,610,510	$13,374	$2,623,884
Unamortized (discount) premium	(5)	—	(5)
Unamortized net deferred origination fees	(6,995)	—	(6,995)
Allowance for credit losses	(263,868)	(272)	(264,140)
Carrying value	$2,339,642	$13,102	$2,352,744
Unfunded commitments	$118,010	$—	$118,010
Number of loans	67	1	68
Weighted average coupon(3)	7.0%	8.0%	7.0%
Weighted average years to maturity(4)	0.4	2.6	0.4

	December 31, 2023
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,713,672	$13,507	$2,727,179
Unamortized (discount) premium	(19)	—	(19)
Unamortized net deferred origination fees	(8,674)	—	(8,674)
Allowance for credit losses	(134,302)	(359)	(134,661)
Carrying value	$2,570,677	$13,148	$2,583,825
Unfunded commitments	$160,698	$—	$160,698
Number of loans	72	1	73
Weighted average coupon(3)	8.2%	8.0%	8.2%
Weighted average years to maturity(4)	0.7	3.1	0.7
______________________
(1)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)A subordinate loan secured by the same mortgage as the senior loan.
(3)Weighted average coupon inclusive of the impact of nonaccrual loans.
(4)Based on contractual maturity date, including maturity defaulted loans with no remaining term. Certain loans are subject to contractual extension options with such conditions stipulated in the applicable loan documents. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment fee. The Company may also extend contractual maturities in connection with certain loan modifications.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	June 30, 2024		December 31, 2023
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$1,015,245	43.2%	$1,116,551	43.2%
Multifamily	742,615	31.6%	826,125	32.0%
Hotel	181,437	7.7%	180,891	7.0%
Retail	235,271	10.0%	257,945	10.0%
Industrial	114,060	4.8%	113,972	4.4%
Other	64,116	2.7%	88,341	3.4%
Total	$2,352,744	100.0%	$2,583,825	100.0%

(dollars in thousands)	June 30, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$558,455	23.7%	$709,838	27.5%
Southwest	493,592	21.0%	495,133	19.2%
West	310,306	13.2%	328,547	12.7%
Midwest	392,773	16.7%	421,881	16.3%
Southeast	597,618	25.4%	628,426	24.3%
Total	$2,352,744	100.0%	$2,583,825	100.0%
Loan Portfolio Activity
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$2,492,539	$3,182,379	$2,583,825	$3,267,815
Originations, additional fundings, upsizing of loans and capitalized deferred interest	17,867	18,975	35,868	37,180
Repayments	(61,405)	(206,173)	(96,883)	(265,623)
Transfers to real estate owned	(35,659)	(24,000)	(35,659)	(24,000)
Net discount accretion (premium amortization)	7	7	15	20
Increase (decrease) from net deferred origination fees	(911)	(413)	(852)	(1,032)
Amortization of net deferred origination fees	867	1,474	2,475	4,005
Provision for credit losses	(60,561)	(6,161)	(136,045)	(52,277)
Balance at end of period	$2,352,744	$2,966,088	$2,352,744	$2,966,088
During the six months ended June 30, 2024, the Company funded $34.9 million of prior commitments and upsizings. Additionally, the Company received $67.7 million of full loan repayments, paydowns and amortization of $29.2 million, for total loan repayments, paydowns and amortization of $96.9 million.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the three and six months ended June 30, 2024, and 2023 in the allowance for credit losses on loans held-for-investment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$210,145	$128,451	$134,661	$82,335
Provision for (benefit from) credit losses	60,561	6,161	136,045	52,277
Write-off	(6,566)	(4,200)	(6,566)	(4,200)
Balance at end of period	$264,140	$130,412	$264,140	$130,412
During the three months ended June 30, 2024, the Company recorded a net increase of $54.0 million in its allowance for credit losses on loans held-for-investment. The increase was primarily due to: (i) $39.7 million related to loans that were individually assessed primarily driven by updated estimates of the fair value of the underlying collateral securing certain of these loans, and (ii) $14.3 million due to the ongoing challenges in the commercial real estate market and expectations for further pressure on property values and other loan specific assumptions employed in estimating the general Current Expected Credit Loss, or CECL, reserve.
During the six months ended June 30, 2024, the Company recorded a net increase of $129.5 million in its allowance for credit losses on loans held-for-investment. The increase was primarily due to: (i) $103.6 million related to eleven loans that were assessed individually and based on the estimates of the fair value of each loan’s underlying collateral, and (ii) $25.9 million due to the ongoing challenges in the commercial real estate market and expectations for further pressure on property values, and other loan specific assumptions employed in estimating the general CECL reserve.
As of June 30, 2024, the Company recognized $2.7 million in other liabilities related to the allowance for credit losses on unfunded commitments, resulting in a total allowance for credit losses of $266.9 million, and recorded a provision for credit losses of $(0.2) million and $(0.3) million for the three and six months ended June 30, 2024, respectively, partially offset by a decrease in unfunded commitments, resulting in a total provision for credit losses of $(60.8) million and $(136.3) million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2024, the Company had ten collateral-dependent loans with an aggregate principal balance of $545.2 million, for which the Company recorded an allowance for credit losses of $195.0 million. These loans were individually assessed in accordance with the CECL framework and the allowance for credit losses was determined based on the estimates of the collateral properties’ fair value. The performance of the collateral properties securing these loans, which include four office buildings, four mixed-use properties with an office component, one hotel and one multifamily asset, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets, and a meaningfully higher cost of capital driven by high interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 9 - Fair Value, for further detail on the fair value measurement of these loans.
Additionally, as of June 30, 2024, the Company had one collateral-dependent loan with an aggregate principal balance of $70.5 million secured by an office property, for which the Company recorded no allowance for credit losses as the collateral’s estimated fair value exceeded the loan balance. See Note 9 - Fair Value, for further detail on the fair value measurement of this loan.
Nonaccrual Loans
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Nonaccrual loan carrying value at beginning of period	$517,507	$207,234	$343,683	$207,958
Addition of nonaccrual loan carrying value	16,831	—	195,358	23,270
Reduction of nonaccrual loan carrying value	(81,541)	(23,971)	(86,244)	(47,965)
Nonaccrual loan carrying value at end of period	$452,797	$183,263	$452,797	$183,263

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As of June 30, 2024, the Company had twelve senior loans with a total unpaid principal balance of $665.3 million and carrying value of $452.8 million that were held on nonaccrual status, compared to four senior loans with a total unpaid principal balance of $245.6 million and carrying value of $183.3 million that were held on nonaccrual status as of June 30, 2023. All other loans were considered current with respect to principal and interest payments due as of June 30, 2024, and June 30, 2023.
Loan Modifications
As part of its asset and portfolio management strategy, the Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan’s maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or fees, among other items.
During the twelve months ended June 30, 2024, the Company entered into two loan modifications that met the disclosure requirements pursuant to ASC 326.
During the three months ended June 30, 2024, the Company completed the modification of a first mortgage loan secured by a design building property located in New York, NY, with an outstanding principal balance of $37.5 million as of March 31, 2024. The terms of the modification included, among others, a restructuring of the $37.5 million loan into (i) a $33.3 million senior loan, with $3.0 million in unfunded commitments, and (ii) a $4.2 million mezzanine note; a $2.6 million capital infusion from the sponsor to further support the collateral property; a change to the restructured senior loan’s coupon to S+3.00%, which was reduced from S+4.65%; an increase in the exit fee from 0.25% to 5.70% of the loan amount, and an extension of term to a maturity date of June 9, 2027. The mezzanine note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of sponsor’s equity, as defined in the loan agreement. As of June 30, 2024, the mezzanine note was deemed uncollectible, resulting in a write-off of $(4.2) million.
During the twelve months ended June 30, 2024, the Company completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of June 30, 2024, and December 31, 2023, the loan had a principal balance of $49.6 million and $48.5 million and an amortized cost of $49.4 million and $48.3 million, respectively. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2024, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and the Company’s agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023.
Loan Risk Ratings
The Company’s primary credit quality indicators are its risk ratings. The Company evaluates the credit quality of each loan at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors that are considered in the assessment include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, collateral performance, loan structure and exit plan, origination loan-to-value, or LTV, project sponsorship and other factors deemed necessary. The Company evaluates these factors with respect to each loan investment on a case-by-case basis taking into consideration such loan’s facts and circumstances at the time. The risk factors may be given different weightings and consideration depending on each loan’s situation. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined as follows:
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of June 30, 2024, and December 31, 2023:

(dollars in thousands)	June 30, 2024			December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$124,753	$123,839	4	$71,597	$71,211
2	27	1,002,379	986,494	36	1,277,491	1,262,126
3	20	762,447	735,194	24	862,102	842,175
4	5	189,130	157,621	4	192,104	174,313
5	10	545,175	349,596	5	323,885	234,000
Total	68	$2,623,884	$2,352,744	73	$2,727,179	$2,583,825
As of June 30, 2024, the weighted average risk rating of the Company’s loan portfolio was 3.0, versus 2.8 as of December 31, 2023, and unchanged versus March 31, 2024, weighted by unpaid principal balance. The change in portfolio risk rating as of June 30, 2024, versus December 31, 2023, is mainly a result of select loan risk rating downgrades, partially offset by certain rating upgrades.
During the three months ended June 30, 2024, as part of its quarterly risk rating process, the Company downgraded one senior loan with an aggregate outstanding principal balance of $20.1 million and secured by an office property to a risk rating of “5”. This loan was downgraded due to a missed interest payment and the borrower’s unwillingness to make further capital commitments to support the collateral property resulting from the challenging office leasing environment including local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance. The loan is considered collateral dependent and has been placed on nonaccrual status as of June 30, 2024.
During the three months ended June 30, 2024, the Company resolved an $11.6 million senior loan secured by a multifamily property located in Milwaukee, WI. The loan had been considered collateral-dependent, had a risk rating of “5” and had previously been placed on nonaccrual status. In connection with the resolution, which involved a discounted loan payoff, the Company incurred a write-off of $(2.4) million.
During the three months ended June 30, 2024, the Company transferred to real estate owned, or REO, a $35.7 million senior loan secured by an office property located in Maynard, MA. The loan had been considered collateral-dependent, had a risk rating of “4” and had previously been placed on nonaccrual status. The Company recorded the REO at the loan’s carrying value based on the estimated fair value of the collateral property at the time of acquisition. See Note 4 - Real Estate Owned, Net, for further detail.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment as of June 30, 2024, and December 31, 2023, by risk rating and year of origination:

	June 30, 2024
(dollars in thousands)	Origination Year
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$30,590	$21,596	$71,653	$123,839
2	—	—	282,140	266,084	22,217	416,053	986,494
3	—	50,476	93,262	87,797	22,853	480,806	735,194
4	—	—	—	51,822	—	105,799	157,621
5	—	—	11,921	31,860	—	305,815	349,596
Total	$—	$50,476	$387,323	$468,153	$66,666	$1,380,126	$2,352,744

Gross write-offs	$—	$—	$(4,166)	$—	$—	$(2,400)	$(6,566)

	December 31, 2023
(dollars in thousands)	Origination Year
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$21,744	$49,467	$—	$71,211
2	—	328,576	349,210	21,966	474,669	87,705	1,262,126
3	47,760	105,934	146,538	22,599	189,259	330,085	842,175
4	—	—	—	—	25,807	148,506	174,313
5	—	—	—	—	121,940	112,060	234,000
Total	$47,760	$434,510	$495,748	$66,309	$861,142	$678,356	$2,583,825

Gross write-offs	$—	$—	$—	$—	$(33,324)	$(20,950)	$(54,274)
Note 4. Real Estate Owned, Net
On May 16, 2023, the Company acquired the legal title to an office property located in Phoenix, AZ pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held-for-investment, which had been originated in May 2017. As of March 31, 2023, prior to acquisition, the loan had a risk rating of “5”, was on nonaccrual status and was accounted for under cost-recovery. At the time of acquisition, the loan had an amortized cost and carrying value of $28.2 million and $24.0 million, respectively. The Company recognized the property as real estate owned with a carrying value of $24.0 million based on the estimated fair value of the property. This acquisition was accounted for as an asset acquisition under ASC 805.

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
On June 27, 2024, the Company acquired the legal title to an office property located in Maynard, MA pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held-for-investment, which had been originated in May 2018. As of March 31, 2024, prior to acquisition, the loan had a risk rating of “4”, was on nonaccrual status, and was assessed individually as a collateral-dependent loan due to an anticipated foreclosure. At the time of acquisition, the loan had an amortized cost and carrying value of $35.7 million. The Company recognized the property as real estate owned with a carrying value of $35.7 million based on the estimated fair value of the collateral property at the time of acquisition. This acquisition was accounted for as an asset acquisition under ASC 805.
The Company provisionally allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

(in thousands)	Fair Value Allocation
Land and land improvements	$10,374
Building	12,703
Tenant improvements	3,921
In-place lease intangibles(1)	8,231
Above-market lease intangibles(1)	576
Below-market lease intangibles(2)	(146)
Total	$35,659
______________________
(1)Included in “Other assets” on the condensed consolidated balance sheets.
(2)Included in “Other liabilities” on the condensed consolidated balance sheets.
The weighted average initial depreciation period for the acquired tenant improvements during the three months ended June 30, 2024 was 4.6 years. The weighted average initial amortization period for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles acquired during the three months ended June 30, 2024 were 2.5 years, 2.7 years, and 5.5 years, respectively
The Company assumed certain legacy lease arrangements upon the acquisition of REO. These arrangements entitle the Company to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the identified intangible assets and liabilities related to REO as of June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Intangible Assets
Gross amount	$14,488	$5,681
Accumulated amortization	(3,527)	(2,082)
Total, net	$10,961	$3,599
Intangible Liabilities
Gross amount	$(184)	$(38)
Accumulated amortization	12	8
Total, net	$(172)	$(30)
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive income for the years ended June 30, 2024, and 2023:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Owned, Net	2024	2023	2024	2023
Rental income	$1,063	$444	$2,126	$444
Other operating income	48	18	127	18
Revenue from real estate owned operations	1,111	462	2,253	462
Expenses from real estate owned operations (1)	(1,950)	(1,664)	(3,995)	(1,664)
Total	$(839)	$(1,202)	$(1,742)	$(1,202)
______________________
(1)Includes $(1.2) million and $(2.5) million of depreciation and amortization for the three and six months ended June 30, 2024, respectively. Includes $(0.6) million of depreciation and amortization for the three and six months ended June 30, 2023.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2024, and 2023:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2024	2023	2024	2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$631	$364	$1,359	$364
Above-market lease intangibles	Revenue from real estate owned operations	(38)	(17)	(86)	(17)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	2	1	4	1
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Below-market Lease Intangible Liabilities
2024	$4,162	$167	$(16)
2025	3,158	267	(33)
2026	1,555	152	(33)
2027	374	52	(33)
2028	280	39	(31)
Thereafter	665	90	(26)
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses as of June 30, 2024:

(in thousands)	Contractual Lease Payments
2024	$4,908
2025	6,922
2026	4,874
2027	2,270
2028	1,878
Thereafter	4,205
The weighted average minimum remaining term of the non-cancelable leases was approximately 2.2 years as of June 30, 2024.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Loans held-for-investment	$1,189,382	$1,246,448
Allowance for credit losses	(95,463)	(21,107)
Loans held-for-investment, net	1,093,919	1,225,341
Other assets	7,288	8,480
Total Assets	$1,101,207	$1,233,821
Securitized debt obligations	$938,075	$991,698
Other liabilities	1,803	2,383
Total Liabilities	$939,878	$994,081
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
The following table details the Company’s CRE CLO securitized debt obligations as of June 30, 2024, and December 31, 2023:

(dollars in thousands)	June 30, 2024			December 31, 2023
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$577,205	$553,225	S+3.8%	$621,409	$607,338	S+3.8%
Financing provided	459,389	457,815	S+1.8%	502,564	500,403	S+1.8%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	614,713	540,694	S+3.8%	629,273	618,003	S+3.8%
Financing provided	480,260	480,260	S+1.9%	491,295	491,295	S+1.9%
Total
Collateral assets	$1,191,918	$1,093,919	S+3.8%	$1,250,682	$1,225,341	S+ 3.8%
Financing provided	$939,649	$938,075	S+1.9%	$993,859	$991,698	S+ 1.8%
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
(2)No restricted cash is included as of June 30, 2024, and December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of June 30, 2024, and December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
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
The Company’s secured credit facility is typically collateralized by loans held-for-investment, loans held-for-sale, REO assets and certain cash balances and is not mark-to-market.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing agreements as of June 30, 2024, and December 31, 2023:

	June 30, 2024
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2025	$145,267	$104,733	$250,000	$264,907	8.0%
Goldman Sachs Bank USA(4)	July 13, 2024	—	250,000	250,000	—	—%
JPMorgan Chase Bank	July 28, 2025	484,654	30,318	514,972	589,293	9.5%
Citibank	May 25, 2025	161,635	338,365	500,000	241,082	7.2%
Total		$791,556	$723,416	$1,514,972	$1,095,282
Secured credit facility	December 21, 2025	$85,192	$14,808	$100,000	$108,581	11.8%

	December 31, 2023
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	$193,165	$281,835	$475,000	$304,598	8.0%
Goldman Sachs Bank USA(4)	July 13, 2024	53,745	196,255	250,000	131,112	8.7%
JPMorgan Chase Bank	July 28, 2025	445,713	79,238	524,951	500,985	9.8%
Citibank	May 25, 2025	176,606	323,394	500,000	254,286	7.2%
Centennial Bank(5)	August 29, 2024	6,213	143,787	150,000	20,508	10.4%
Total		$875,442	$1,024,509	$1,899,951	$1,211,489
Secured credit facility	December 21, 2025	$84,000	$16,000	$100,000	$105,865	11.9%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of June 30, 2024, and December 31, 2023.
(3)During the three months ended June 30, 2024, the Company entered into a modification of the facility to extend the maturity date to June 28, 2025, and adjust the total capacity to $250 million.
(4)As of June 30, 2024, and December 31, 2023, the Company retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions. Subsequent to June 30, 2024, the Company terminated the facility.
(5)As of December 31, 2023, the outstanding balance was collateralized by real estate owned, inclusive of $3.6 million in other assets and liabilities related to acquired leases, respectively, (see Note 4 - Real Estate Owned, Net, for further detail) and one senior loan. During the three months ended June 30, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at June 30, 2024, and December 31, 2023:

	June 30, 2024				December 31, 2023
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$145,267	$127,129	18%	0.99	$193,165	$118,253	14%	0.49
JPMorgan Chase Bank	484,654	114,863	16%	1.08	445,713	62,216	7%	1.58
Goldman Sachs Bank USA	—	—	—%	0.04	53,745	78,949	9%	0.53
Citibank	161,635	94,812	13%	0.90	176,606	80,441	9%	1.40
Centennial Bank(2)	—	—	—%	—	6,213	17,757	2%	0.66
Total	$791,556	$336,804			$875,442	$357,616
______________________
(1)Represents the excess of the carrying amount or market value of the loans held-for-investment pledged as collateral for repurchase facilities, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)During the three months ended June 30, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing agreements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing agreements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2024, the Company’s unrestricted cash was $85.9 million, while 5.0% of the Company’s recourse indebtedness was $13.9 million.
•Tangible net worth must be greater than the sum of (i) $816.9 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after August 3, 2023. As the Company has not had any equity issuances after August 3, 2023, tangible net worth must be greater than $816.9 million. As of June 30, 2024, the Company’s tangible net worth was $1.0 billion.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of June 30, 2024, the Company’s target asset leverage ratio was 69.4% and the Company’s total leverage ratio was 65.4%.
•Minimum interest coverage of no less than 1.3:1.0 through June 30, 2024. As of June 30, 2024, the Company’s minimum interest coverage was 1.3:1.0. Subsequent to June 30, 2024, the Company will be required to maintain minimum interest coverage of no less than 1.4:1.0.
As of June 30, 2024, and December 31, 2023, the Company was in compliance with these covenants.
Note 7. Convertible Senior Notes
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due October 1, 2023. The convertible senior notes were unsecured, paid interest semiannually at a rate of 6.375% per annum and were convertible at the option of the holder into shares of the Company’s common stock. The Company redeemed for cash the convertible senior notes at maturity, and none of the notes remained outstanding as of June 30, 2024, and December 31, 2023.
The following table details the interest expense related to the convertible notes for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash coupon	$—	$2,098	$—	$4,195
Amortization of issuance costs	—	234	—	448
Total interest expense	$—	$2,332	$—	$4,643

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of June 30, 2024, the Company held $12.9 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $10.8 million as of December 31, 2023. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of June 30, 2024, as well as at December 31, 2023, the Company held no restricted cash related to the CRE CLOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$85,916	$188,370
Restricted cash	12,880	10,846
Total cash, cash equivalents and restricted cash	$98,796	$199,216
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

The following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Recurring Fair Value
As of June 30, 2024, and December 31, 2023, the Company held no assets or liabilities measured at fair value on a recurring basis.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from establishing the allowance for credit losses for collateral-dependent assets under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. For collateral-dependent loans that are identified as impaired, the Company measures allowance for credit losses by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the respective loan. To estimate the fair value of the underlying collateral, the Company may (i) use certain valuation techniques which, among others, may include a discounted cash flow method of valuation, or (ii) obtain a third-party independent assessment of value such as an appraisal or other opinion of value. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
As of June 30, 2024, the Company deemed eleven of its loans held-for-investment with an aggregate outstanding principal balance of $615.7 million to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. As of June 30, 2024, nine loans with an aggregate outstanding principal balance of $545.1 million were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate and discount rate, which ranged from 5.50% to 13.00%, and from 7.00% to 13.50%, respectively. As of June 30, 2024, two loans with an aggregate outstanding principal balance of $70.6 million were valued using the estimated proceeds from the sale of the collateral property, less the estimated costs to sell the property. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies and Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$2,352,744	$2,398,950	$2,583,825	$2,596,577
Cash and cash equivalents	$85,916	$85,916	$188,370	$188,370
Restricted cash	$12,880	$12,880	$10,846	$10,846
Liabilities
Repurchase facilities	$791,556	$791,556	$875,442	$875,442
Securitized debt obligations	$938,075	$889,190	$991,698	$930,523
Secured credit facility	$85,192	$85,192	$84,000	$84,000
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2024:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of June 30, 2024.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of June 30, 2024, and December 31, 2023, the Company had unfunded loan commitments of $118.0 million and $160.7 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing agreement counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of June 30, 2024, the Company recognized $2.7 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, for further detail.
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
During each of the three and six months ended June 30, 2024, and 2023, the Company declared dividends on the Series A Preferred Stock of $3.6 million and $7.2 million, respectively.
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
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three and six months ended June 30, 2024, and 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.20
2023
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.40
Share Repurchases
On May 9, 2023, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 5,000,000 shares of the Company’s common stock, for a total share repurchase authorization of 9,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three and six months ended June 30, 2023, the Company repurchased 1,001,338 shares of its common stock under its share repurchase program for an aggregate cost, inclusive of commissions paid, of $5.1 million. During the three and six months ended June 30, 2024, the Company repurchased 510,244 shares of its common stock for an aggregate cost, inclusive of commissions paid, of $1.6 million. As of June 30, 2024, there remained 3,647,672 shares authorized for repurchase under the Company’s share repurchase program.
The Company’s board of directors has also authorized the repurchase of shares of restricted stock granted to employees for tax withholding purposes. During the six months ended June 30, 2023, the Company repurchased from employees 36,916 shares of its restricted stock for an aggregate cost of $0.2 million. No shares of restricted stock were repurchased from employees during the six months ended June 30, 2024, or during the three months ended June 30, 2024, and 2023.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of June 30, 2024, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three and six months ended June 30, 2024, and 2023.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three and six months ended June 30, 2024, and 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
June 18, 2024	July 1, 2024	July 15, 2024	$0.4375
March 14, 2024	April 1, 2024	April 15, 2024	$0.4375
			$0.8750

2023
June 22, 2023	July 3, 2023	July 17, 2023	$0.4375
March 16, 2023	April 3, 2023	April 17, 2023	$0.4375
			$0.8750
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted restricted stock units, or RSUs, and performance share units, or PSUs, remain outstanding under the 2017 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of June 30, 2024, the Company had 6,660,615 shares of common stock available for future issuance under the 2022 Plan.
The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three and six months ended June 30, 2024:

	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2023	2,098,875	1,394,657	$7.90
Granted	1,180,010	742,152	4.78
Vested	(456,959)	—	7.70
Forfeited or Expired/Cancelled(1)	(233,454)	(347,896)	11.61
Outstanding at March 31, 2024	2,588,472	1,788,913	$6.06
Granted	1,571,310	—	$3.06
Vested	(159,561)	—	$4.81
Outstanding at June 30, 2024	4,000,221	1,788,913	$5.28
______________________
(1)The Company deemed that the threshold levels of the performance criteria for the 347,896 PSUs granted in 2021 were not met, which resulted in no issuance of shares of common stock related to these PSUs.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Below is a summary of RSU and PSU vesting dates as of June 30, 2024:

Vesting Year	RSUs	PSUs	Total Awards
2024	—	312,538	312,538
2025	1,525,419	734,223	2,259,642
2026	756,135	742,152	1,498,287
2027	1,718,667	—	1,718,667
Total	4,000,221	1,788,913	5,789,134
For the six months ended June 30, 2023, the Company recognized the remaining $47.5 thousand of compensation expense associated with awards of restricted stock within compensation and benefits expense on the condensed consolidated statements of income. As of June 30, 2024, all awards of restricted stock had vested.
The Company’s RSUs are subject to time-based vesting schedules. For the three and six months ended June 30, 2024, the Company recognized $1.8 million and $3.4 million of compensation expense associated with these awards, respectively, compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2023, within compensation and benefits expense on the condensed consolidated statements of income. As of June 30, 2024, $12.3 million of total unrecognized compensation cost for awards of RSUs will be recognized over the grants’ remaining weighted average vesting period of 1.0 year.
The number of PSUs that vest depends on the Company’s performance over a three-year period with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units granted in 2022 may vest at the end of the performance period based (i) 50% against the predetermined internal Company performance goal for “core” return on average equity, or “core” ROAE and (ii) 50% against the Company’s performance ranking for “core” ROAE among a peer group of commercial mortgage REIT companies. Between 0% and 200% of the target number of units granted in early 2023 and 2024 may vest at the end of their respective performance periods based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
For the three and six months ended June 30, 2024, the Company recognized $(0.3) million and $0.2 million of compensation expense associated with these awards, respectively, compared to $0.7 million and $1.1 million for the three and six months ended June 30, 2023, within compensation and benefits expenses on the condensed consolidated statements of income. As of June 30, 2024, $4.4 million of total unrecognized compensation cost for awards of PSUs will be recognized over the grants’ remaining weighted average vesting period of 1.1 years.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 15. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(66,668)	$1,416	$(144,391)	$(36,038)
Dividends allocated to participating restricted stock units	$(200)	$(420)	(588)	(821)
Net (loss) income attributable to common stockholders - basic	$(66,868)	$996	$(144,979)	$(36,859)
Net (loss) income attributable to common stockholders - diluted	$(66,868)	$996	$(144,979)	$(36,859)
Denominator:
Weighted average common shares outstanding	50,939,476	51,538,309	50,842,004	51,905,872
Weighted average restricted stock shares	—	—	—	15,345
Basic weighted average shares outstanding	50,939,476	51,538,309	50,842,004	51,921,217
Effect of dilutive shares issued in an assumed conversion of RSUs as additional shares	—	80,763	—	—
Diluted weighted average shares outstanding	50,939,476	51,619,072	50,842,004	51,921,217
(Loss) earnings per share
Basic	$(1.31)	$0.03	$(2.84)	$(0.69)
Diluted	$(1.31)	$0.03	$(2.84)	$(0.69)
For the three and six months ended June 30, 2023, excluded from the calculation of diluted earnings per share is the effect of adding back $2.3 million and $4.6 million, respectively, of interest expense related to the Company’s convertible senior notes. For the three and six months ended June 30, 2023, 6,591,765 of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive. As of June 30, 2024, the convertible notes have been redeemed and no notes remain outstanding.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three months ended June 30, 2023, 80,763 of weighted-average unvested RSUs were included in the dilutive earnings per share denominator. No shares were included in the dilutive earnings per share denominator for the six months ended June 30, 2023, as their inclusion would be antidilutive. For the three and six months ended June 30, 2024, 104,501 and 649,314 of weighted-average unvested RSUs were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. The number of incremental shares is calculated by applying the treasury stock method. For the three and six months ended June 30, 2024, no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. As of June 30, 2024, there were no incremental shares of unvested PSUs.
Note 16. Subsequent Events
Events subsequent to June 30, 2024, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than the events described below.
Subsequent to June 30, 2024, the Company completed a modification of a first mortgage loan collateralized by a mixed-use multifamily, event space and office property located in Pittsburgh, PA, with an outstanding principal balance of $51.0 million as of June 30, 2024. The terms of the modification included, among others, (i) a new $2 million capital infusion from the sponsor to further support the collateral property, (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior loan, with a $7.0 million unfunded commitment, and a $19.3 million mezzanine note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%; has an increase in the exit fee from 1.25% to 5.75% of the loan amount; and was extended to July 9, 2027. The mezzanine note is non-interest bearing, is subject to a future

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
resolution cash flow waterfall and subordinate to certain amounts of sponsor’s equity, as defined in the loan agreement. As of June 30, 2024, the $51.0 million whole loan carried a risk rating of “5” and was on nonaccrual status.
Subsequent to June 30, 2024, the Company resolved a senior loan with an outstanding principal balance of $37.1 million that had been on nonaccrual status and carried a risk rating of “5” as of June 30, 2024. The resolution involved a coordinated sale of the collateral property, a mixed-use office and retail asset located in Los Angeles, CA. As a result of this transaction, the Company expects to realize a write-off of approximately $(22.2) million, which had been reserved for through a previously recorded allowance for credit losses.
Subsequent to June 30, 2024, the Company terminated its repurchase facility with Goldman Sachs Bank USA, which had no outstanding borrowings at the time of termination.

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
Recent Developments
Macroeconomic Environment
The period over the last several quarters has been characterized by continued volatility in the global securities markets, driven by investor concerns over inflation, high interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Events affecting financial institutions during the first half of 2024 have also contributed to volatility in global markets and diminished liquidity and credit availability.
Interest rates remain at an elevated level and the timing, direction and extent of any future interest rate changes remain uncertain. Although our business model is such that higher interest rates should, all else being equal, generally correlate to higher net income, interest rates having remained elevated for an extended period of time have adversely affected, and may continue to adversely affect, our existing borrowers and the cost of financing their properties and lead to nonperformance. Additionally, higher interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Higher interest rates have adversely impacted, and may continue to adversely impact, commercial real estate property values. It remains difficult to predict the full impact on macroeconomic conditions and our business of recent events and any future changes in interest rates or inflation.
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

Second Quarter 2024 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(66.7) million, or $(1.31) per basic share.
•Generated Distributable (Loss) to common stockholders of $(9.1) million, or $(0.18) per basic share, which includes $(6.6) million in write-offs and excludes the $(60.8) million in non-cash provision for credit losses, $(1.5) million of non-cash equity compensation expense, $(1.2) million of non-cash depreciation and amortization on REO and $(0.8) million loss on the extinguishment of debt.
•Generated Distributable (Loss), excluding realized losses, to common stockholders of $(2.5) million, or $(0.05) per basic share.
•Recorded an increase to the allowance for credit losses of $54.2 million, for a total allowance of credit losses of $266.9 million, or approximately 9.7% of total loan commitments of $2.7 billion at June 30, 2024.
•Book value per share of common stock at June 30, 2024, was $9.84, inclusive of $(5.27) per share of total CECL reserve.
•Declared common stock dividends of $2.7 million, or $0.05 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Funded $17.5 million of prior loan commitments and loan upsizings.
•Realized $68.0 million of total unpaid principal balance in loan repayments, principal paydowns, principal amortization and write-offs.
•Acquired through a negotiated deed-in-lieu of foreclosure the title to an office property with a carrying value at closing of $35.7 million.
•Maintained a portfolio of 68 loan investments with an aggregate unpaid principal balance of $2.6 billion and total commitments of $2.7 billion, a weighted average stabilized LTV at origination of 63.7%, and a weighted average all-in yield at origination of Standard Overnight Financing Rate, or SOFR, of S+4.04%.
Portfolio Financing Activity:
•Extended the Morgan Stanley financing facility to June 28, 2025, and adjusted the facility’s maximum borrowing capacity to $250 million.
Corporate Financing Activity:
•Repurchased 510,244 shares of common stock at a weighted average purchase price of $3.10 for an aggregate purchase amount of $1.6 million.
Available Liquidity:
•At June 30, 2024, carried unrestricted cash of $85.9 million, a portion of which is subject to certain liquidity covenants.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended June 30, 2024, we recorded a GAAP net (loss) per basic share of $(1.31), declared a cash dividend of $0.05 per share of common stock and reported Distributable (Loss) of $(0.18) per basic share. Our book value as of June 30, 2024 was $9.84 per share of common stock, inclusive of $(5.27) per share of total CECL reserves.
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

(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2024	2023	2024	2023
Net (loss) attributable to common stockholders	$(66,668)	$1,416	$(144,391)	$(36,038)
Weighted average number of common shares outstanding	50,939,476	51,538,309	50,842,004	51,921,217
Weighted average number of diluted shares outstanding	50,939,476	51,619,072	50,842,004	51,921,217
Basic (loss) per basic common share	$(1.31)	$0.03	$(2.84)	$(0.69)
Diluted (loss) per basic common share	$(1.31)	$0.03	$(2.84)	$(0.69)
Dividend declared per common share	$0.05	$0.20	$0.20	$0.40
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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three and six months ended June 30, 2024, we recorded provision for credit losses of $(60.8) million and $(136.3) million, respectively, which has been excluded from Distributable Earnings, consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the three and six months ended June 30, 2024, we recorded $(1.2) million and $(2.5) million, respectively, in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above.
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

The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2024	2023	2024	2023
Reconciliation of GAAP net (loss) income to Distributable (Loss) Earnings:
GAAP net (loss) income attributable to common stockholders	$(66,668)	$1,416	$(144,391)	$(36,038)
Adjustments:
Provision for credit losses	60,756	5,818	136,308	52,228
Depreciation and amortization on real estate owned	1,174	562	2,476	562
Loss (gain) on extinguishment of debt	786	—	786	(238)
Non-cash equity compensation	1,459	2,386	3,630	4,341
Distributable (Loss) Earnings before realized losses	$(2,493)	$10,182	$(1,191)	$20,855
Realized losses on write-offs, loan sales and REO conversions	(6,566)	(4,200)	(6,566)	(4,200)
Distributable (Loss) Earnings	$(9,059)	$5,982	$(7,757)	$16,655
Distributable (Loss) Earnings per basic share of common stock	$(0.18)	$0.12	$(0.15)	$0.32
Distributable (Loss) Earnings per diluted share of common stock	$(0.18)	$0.12	$(0.15)	$0.32
Distributable (Loss) Earnings before realized losses per basic share of common stock	$(0.05)	$0.20	$(0.02)	$0.40
Distributable (Loss) Earnings before realized losses per diluted share of common stock	$(0.05)	$0.20	$(0.02)	$0.40
Basic weighted average common shares	50,939,476	51,538,309	50,842,004	51,921,217
Diluted weighted average common shares	50,939,476	51,619,072	50,842,004	51,921,217
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of June 30, 2024, and December 31, 2023:

(in thousands, except share data)	June 30, 2024	December 31, 2023
Stockholders’ equity	$704,576	$858,898
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$498,838	$653,160
Shares:
Common stock	50,684,117	50,577,841
Book value per share of common stock	$9.84	$12.91
Book value per share as of June 30, 2024, includes the impact of an estimated allowance for credit losses of $266.9 million, or $(5.27) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At June 30, 2024, our loan portfolio was comprised of 68 investments, of which 67 were senior first mortgage loans totaling $2.7 billion of commitments with an unpaid principal balance of $2.6 billion, and one subordinated loan totaling $13.4 million in commitments and unpaid principal balance. At

June 30, 2024, and March 31, 2024, the weighted average risk rating of our loan portfolio was 3.0 as compared to 2.8 at December 31, 2023, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of June 30, 2024, we owned two office properties with an aggregate carrying value of $53.6 million, inclusive of $10.8 million of intangible assets included in other assets and other liabilities in our Condensed Consolidated Balance Sheets.
During the three months ended June 30, 2024, we funded $17.5 million under existing loan commitments and loan upsizings. We realized $68.0 million in aggregate reductions in portfolio unpaid principal balance from loan repayments, principal paydowns, principal amortization and loan write-offs. We acquired through a negotiated deed-in-lieu of foreclosure the title to an office property previously held as a loan held-for-investment with a carrying value at closing of $35.7 million. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30, 2024
(in thousands)	2024	2023
Other loan fundings(1)	$17,454	$18,025
Deferred interest capitalized	413	949
Transfers to real estate owned	(35,714)	(24,000)
Loan repayments	(61,405)	(206,173)
Loan write-offs and realized loan losses	(6,566)	(4,200)
Total loan activity, net	$(85,818)	$(215,399)
______________________
(1)Additional fundings made under existing loan commitments and upsizing of loans.
The following table details overall statistics for our loan portfolio as of June 30, 2024:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	68
Total loan commitments	$2,741,894
Unpaid principal balance	$2,623,884
Unfunded loan commitments	$118,010
Carrying value	$2,352,744
Weighted-average cash coupon(1)	S+3.75%
Weighted-average all-in yield(2)	S+4.04%
Stabilized LTV at origination(3)	63.7%
______________________
(1)Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans and impact of loans placed on nonaccrual status.
(2)Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans and impact of loans on nonaccrual status.
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
The following table provides detail of our loan portfolio as of June 30, 2024:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$111.1	$109.2	$109.0	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior(7)	12/18	93.7	93.7	93.4	S+3.75%	S+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior(7)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	10/19	87.4	87.4	87.0	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)	07/19	86.1	80.0	79.8	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior(7)	12/15	83.9	81.7	81.6	S+4.15%	S+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior	06/19	80.7	80.4	80.1	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	12/18	78.1	61.9	62.0	S+3.40%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/19	77.3	77.3	77.2	S+3.41%	S+3.73%	3.0	FL	Mixed-Use	67.7%	62.9%

Senior	10/22	77.3	77.3	77.3	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior(7)	12/16	70.5	70.5	70.5	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/19	69.2	63.9	63.9	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	12/23	61.8	51.7	51.7	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior	05/22	55.4	48.5	48.4	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior	06/19	54.1	54.1	54.1	S+3.35%	S+3.70%	3.0	VA	Office	49.3%	49.9%
Senior	09/21	53.6	53.2	53.2	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	06/21	52.7	47.5	47.5	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(7)	11/21	51.6	51.0	50.9	S+3.40%	S+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior(7)	08/17	49.6	49.6	49.4	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	07/22	47.7	47.3	46.9	S+3.89%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	03/22	46.9	46.9	46.7	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	45.4	45.3	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	44.4	44.2	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.4	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	09/21	44.3	41.3	41.0	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.2	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	12/17	39.2	38.9	38.7	S+5.25%	S+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	05/21	38.9	38.2	38.1	S+3.33%	S+3.83%	3.0	AL	Multifamily	72.2%	64.8%
Senior	07/16	38.5	38.5	38.4	S+5.55%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior(7)	11/18	37.1	37.1	37.1	S+3.60%	S+5.50%	3.0	CA	Mixed-Use	69.9%	67.9%
Senior	04/22	36.3	33.3	31.6	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	03/20	34.9	24.2	24.2	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior(7)	12/18	33.7	33.5	33.5	S+4.11%	S+3.27%	4.0	IL	Multifamily	70.8%	62.1%
Senior	08/19	33.5	31.6	31.6	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.4	32.7	32.6	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	11/19	32.9	32.7	32.6	S+3.73%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/16	32.2	32.2	32.2	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	03/19	30.2	29.0	28.9	S+2.97%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior(7)	12/18	28.8	28.8	28.9	S+3.90%	S+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	04/22	28.6	26.8	26.7	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/22	27.2	24.5	24.3	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	26.9	26.9	26.9	S+4.45%	S+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior	08/19	26.8	26.6	26.5	S+3.20%	S+3.67%	3.0	SC	Multifamily	67.0%	58.7%
Senior(7)	01/19	26.1	26.1	26.1	S+3.40%	S+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	10/21	25.7	25.7	25.5	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	01/18	25.2	25.2	25.1	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	08/19	25.0	23.9	23.8	S+2.71%	S+3.07%	2.0	OK	Multifamily	79.9%	74.2%
Senior	12/21	24.7	16.7	16.6	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	03/20	24.7	22.4	22.3	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	05/21	23.3	20.4	20.4	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior(7)	02/22	22.9	20.1	20.0	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.5	21.5	21.4	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	05/21	20.6	20.6	20.6	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/18	20.5	19.5	19.4	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	06/19	20.4	20.4	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	11/18	18.0	16.5	16.4	S+5.00%	S+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	06/21	16.7	14.2	14.1	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	10/18	16.0	16.0	16.2	S+4.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	07/19	15.5	13.5	13.5	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	08/17	15.5	13.3	13.2	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	14.0	14.0	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	13.4	13.4	13.4	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	07/18	12.4	10.0	10.0	S+4.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	11.4	10.5	10.5	S+4.01%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.3	6.6	6.6	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Senior	12/21	7.3	7.3	7.3	S+3.91%	S+4.16%	3.0	Various	Other	55.1%	64.3%
Allowance for credit losses				(264.1)

Total/Weighted Average Loans	$2,741.9	$2,623.9	$2,352.7	S+3.75%	S+4.04%	3.2	66.9%	63.7%
______________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans and impact of loans placed on nonaccrual status.
(3)Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans and impact of loans placed on nonaccrual status.
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
(7)Loan was held on nonaccrual status as of June 30, 2024.
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

The map and charts below, weighted by carrying value, illustrate the geographic distribution and types of properties securing our loan portfolio as of June 30, 2024:

MN, 5.4%
MI, 0.1%
NY, 8.1%
MA, 4.0%
CT, 2.6%
PA, 2.2%
NJ, 2.9%
OH, 0.7%
IL, 8.4%
IN, 0.6%
CA, 11.5%
CO, 1.1%
VA, 3.9%
KY, 1.5%
NC, 2.4%
TN, 4.5%
AZ, 1.0%
OK, 1.0%
SC, 1.1%
AL, 2.8%
GA, 6.6%
TX, 15.2%
LA, 3.7%
FL, 7.9%
HI, 0.6%

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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of June 30, 2024, and December 31, 2023:

(dollars in thousands)	June 30, 2024			December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$124,753	$123,839	4	$71,597	$71,211
2	27	1,002,379	986,494	36	1,277,491	1,262,126
3	20	762,447	735,194	24	862,102	842,175
4	5	189,130	157,621	4	192,104	174,313
5	10	545,175	349,596	5	323,885	234,000
Total	68	$2,623,884	$2,352,744	73	$2,727,179	$2,583,825
As of June 30, 2024, and March 31, 2024, the weighted average risk rating of our loan portfolio was 3.0, versus 2.8 as of December 31, 2023, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December, 31, 2023, is mainly a result of select loan risk rating downgrades, including six loans downgraded to a risk rating of “5” partially offset by certain loan risk rating upgrades and loan resolutions.
Risk-Rated “5” Loan Summaries
As of June 30, 2024, we had ten loans that had a risk rating of “5” with an aggregate principal balance of $545.2 million, for which we recorded an allowance for credit losses of $195.0 million. These ten loans were on nonaccrual status as of June 30, 2024. The performance of these assets, which include four office buildings, four mixed-use properties with an office component, one hotel and one multifamily asset, has been adversely affected to varying degrees by many different factors, such as slower leasing velocity, including leasing challenges of office properties in certain markets related to work from home trends and other submarket dynamics, combined with a significant rise in interest rates contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property specific factors.
During the three months ended June 30, 2024, a first mortgage loan with a principal balance of $20.1 million collateralized by an office property located in Denver, CO was downgraded from a risk rating of “4” to a risk rating of “5” and placed on nonaccrual status with all past due interest written off, as the loan missed an interest payment and the collateral property’s operating performance has been adversely affected by the ongoing softness in the local office leasing environment and other local submarket dynamics. The borrower has begun a process to sell the collateral property, which remains ongoing. However, given the volatile and uncertain market conditions, there may be no assurances that the borrower’s process to sell the collateral property will be completed, and the timing and ultimate outcome remain uncertain.
During the three months ended June 30, 2024, a first mortgage loan with an outstanding principal balance of $11.6 million collateralized by a multifamily property located in Milwaukee, WI was resolved through a sale of the collateral property resulting in a discounted payoff of the loan. The loan had previously been placed on nonaccrual status and had a risk rating of “5”. We recorded a write-off of $(2.4) million in the allowance for credit losses on loans held-for-investment related to the resolution.
Other Portfolio Developments
On June 27, 2024, we acquired the legal title to an office property located in Maynard, MA pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held-for-investment, which had been originated in May 2018. As of March 31, 2024, prior to acquisition, the loan had a risk rating of “4”, was on nonaccrual status, and was assessed individually as a collateral-dependent loan due to an anticipated foreclosure. At the time of acquisition, the loan had an amortized cost and carrying value of $35.7 million. We recognized the property as real estate owned with a carrying value of $35.7 million based on the estimated fair value of the property. This acquisition was accounted for as an asset acquisition under ASC 805.
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
During the three months ended June 30, 2024, we completed the modification of a first mortgage loan secured by a design building property located in New York, NY, with an outstanding principal balance of $37.5 million as of March 31, 2024. The terms of the modification included, among others, a restructuring of the $37.5 million loan into (i) a $33.3 million senior loan, with $3.0 million in unfunded commitments, and (ii) a $4.2 million mezzanine note; a $2.6 million capital infusion from the sponsor to further support the collateral property; a change to the restructured senior loan’s coupon to S+3.00%, which was reduced from S+4.65%; an increase in the exit fee from 0.25% to 5.70% of the loan amount, and an extension of term to a maturity date of June 9, 2027. The mezzanine note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of sponsor’s equity, as defined in the loan agreement. As of June 30, 2024, the mezzanine note was deemed uncollectible, resulting in a write-off of $(4.2) million. The restructured senior loan with an outstanding principal balance of $33.3 million was risk-rated “3” as of June 30, 2024.
During the twelve months ended June 30, 2024, we completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of June 30, 2024, and December 31, 2023, the loan had a principal balance of $49.6 million and $48.5 million and an amortized cost of $49.4 million and $48.3 million, respectively. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2024, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and the our agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023.
Portfolio Financing
As of June 30, 2024, our portfolio financing consisted of repurchase and secured credit facilities collateralized by loans held-for-investment and our one REO asset, and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 56.4% of portfolio loan-level financing as of June 30, 2024.
The following table details our portfolio loan-level financing as of June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
CRE CLOs	$938,075	$991,698
Secured credit facility	85,192	84,000
Secured repurchase agreement (non-mark-to-market)(1)	—	6,213
Total non-mark-to-market financing	1,023,267	1,081,911
Secured repurchase agreements (mark-to-market)	791,556	869,229
Total portfolio financing	$1,814,823	$1,951,140
______________________
(1)During the three months ended June 30, 2024, we repaid all outstanding borrowings under the facility and terminated the facility.
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Loans held-for-investment	$2,297,782	$2,522,187
Real Estate Owned, net(1)	—	20,508
Restricted cash	—	—
Total	$2,297,782	$2,542,695

______________________
(1)As of December 31, 2023, real estate owned, net included $3.6 million in other assets and liabilities related to acquired leases.
Secured Repurchase Agreements
As of June 30, 2024, we had repurchase facilities in place with four counterparties with aggregate outstanding borrowings of $0.8 billion, which financed a portion of our loans held-for-investment and real estate owned. As of June 30, 2024, the weighted average borrowing rate on our repurchase facilities was 8.7%, the weighted average advance rate was 66.9%, and the term to maturity ranged from 13 days to approximately 1.1 years, with a weighted average remaining maturity of 1.0 year.
The table below details our secured repurchase facilities as of June 30, 2024:

	June 30, 2024
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	No	$145,267	$104,733	$250,000
Goldman Sachs Bank USA(3)	July 13, 2024	No	—	250,000	250,000
JPMorgan Chase Bank	July 28, 2025	No	484,654	30,318	514,972
Citibank	May 25, 2025	No	161,635	338,365	500,000
Total			$791,556	$723,416	$1,514,972
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of June 30, 2024.
(3)As of June 30, 2024, and December 31, 2023, we retained an option to increase the maximum facility capacity amount up to $350 million, subject to customary terms and conditions. Subsequent to June 30, 2024, we elected to not renew the facility on its scheduled maturity of July 13, 2024, as the facility had no outstanding borrowings.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At June 30, 2024, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.9 billion of outstanding borrowings, financing 37 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, of $1.2 billion. As of June 30, 2024, our CRE CLOs financed 45.4% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.

The following table details our CRE CLO securitized debt obligations as of June 30, 2024:

(dollars in thousands)	June 30, 2024
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$577,205	$553,225	S+ 3.8%
Financing provided	459,389	457,815	S+ 1.8%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	614,713	540,694	S+3.8%
Financing provided	480,260	480,260	S+1.9%
Total
Collateral assets	$1,191,918	$1,093,919	S+3.8%
Financing provided	$939,649	$938,075	S+1.9%
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
(2)No restricted cash is included as of June 30, 2024. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of June 30, 2024. Yield on collateral assets is exclusive of restricted cash.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $85.2 million as of June 30, 2024, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2025.
The following table details the outstanding borrowings under our secured credit facility as of June 30, 2024:

(dollars in thousands)	June 30, 2024
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$144,760	$108,581	S+4.1%
Borrowings outstanding	85,192	85,192	S+6.5%
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

Financial Covenants
We are subject to a variety of financial covenants under our secured financing agreements. The following represent the most restrictive financial covenants to which we are subject across our secured finance agreements:

Financial Covenant	Description	Value as of June 30, 2024
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $13.9 million.	Unrestricted cash of $85.9 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $816.9 million and (ii) 75.0% of net cash proceeds of equity issuances after August 3, 2023. As the Company has not had any equity issuances after August 3, 2023, tangible net worth must be greater than $816.9 million.
Tangible net worth of $1.0 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 69.4%; Total leverage ratio of 65.4%
Interest Coverage	Interest coverage ratio of no less than 1.3:1.0 through June 30, 2024, thereafter no less than 1.4:1.0.	Interest coverage of 1.3:1.0
We were in compliance with these financial covenants as of June 30, 2024.
Leverage Ratios
As of June 30, 2024, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.5:1.0, and our recourse leverage ratio was 1.1:1.0. The period-over-period increase in our leverage ratios was mainly related to a decrease in total equity balance due to higher CECL reserves recorded during the period.
The following table represents our recourse leverage ratio and total leverage ratio as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Recourse leverage ratio(1)	1.1	0.9
Total leverage ratio(2)	2.5	2.1
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of June 30, 2024, 98.3% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.8 billion. As of June 30, 2024, 1.7% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of June 30, 2024:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$2,578,302
Floating rate liabilities(1)(3)	1,816,397
Net floating rate exposure	$761,905
______________________
(1)As of June 30, 2024, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of June 30, 2024.
(3)Floating rate liabilities include our outstanding repurchase facilities, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the six months ended June 30, 2024, and 2023. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,670,067	$46,611	7.0%	$2,685,714	$98,304	7.3%
Subordinated loans	13,396	271	8.1%	13,432	543	8.1%
Total loan interest income/net asset yield	$2,683,463	$46,882	7.0%	$2,699,146	$98,847	7.3%
Other - Interest on cash and cash equivalents		1,597			3,687
Total interest income		$48,479			$102,534
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)	$1,868,405	$40,051	8.6%	$1,898,107	$81,285	8.6%
Subordinated loans	11,415	297	10.4%	11,444	595	10.4%
Total interest expense/cost of funds	$1,879,820	40,348	8.6%	$1,909,551	$81,880	8.6%
Net interest income/spread		$8,131	(1.60)%		$20,654	(1.3%)

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(dollars in thousands)	Average Balance		Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$3,209,141		$65,941	8.2%	$3,274,094	$130,958	8.0%
Subordinated loans	13,657		276	8.1%	13,690	550	8.0%
Total loan interest income/net asset yield	$3,222,798	3222798000	$66,217	8.2%	$3,287,784	$131,508	8.0%
Other - Interest on cash and cash equivalents			2,609			4,037
Total interest income			$68,826			$135,545
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)	$2,284,745		$44,487	7.8%	$2,287,989	$85,824	7.5%
Subordinated loans	8,202		167	8.1%	8,222	325	7.9%
Other:
Convertible senior notes	131,288		2,332	7.1%	131,174	4,643	7.1%
Total interest expense/cost of funds	$2,424,235		46,986	7.8%	$2,427,385	$90,792	7.5%
Net interest income/spread			$21,840	0.4%		$44,753	0.5%
______________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(4)Included in collateralized borrowings is the Centennial repurchase facility with an outstanding balance of $6.8 million as of June 30, 2023. The facility was terminated during the three months ended June 30, 2024 as shown in Note 6 - Secured Financing Agreements, which became collateralized by real estate owned on May 16, 2023. During the three and six months ended June 30, 2024, the facility had an average balance collateralized by real estate owned of $1.2 million and $3.5 million, respectively. During the three and six months ended June 30, 2024, the facility accrued interest expense of $32.0 thousand and $187.0 thousand, respectively, related to the balance collateralized by real estate owned. During the three and six months ended June 30, 2023, the facility had an average balance collateralized by real estate owned of $3.4 million and $1.7 million, respectively. During the three and six months ended June 30, 2023, the facility accrued interest expense of $87.7 thousand while collateralized by real estate owned.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at a periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit-worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty, and how they will affect our operating results.
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. Investor concerns over inflation, elevated interest rates, slowing economic growth, and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. This dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types (which are a significant source of our overall liquidity) and the volume of our originations of new loan investments.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means, which may include, but are not to be limited to, securitizations, note sales and issuance of secured and unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation trends, high interest rates, slowing economic growth, and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through CRE CLOs, retaining subordinate securities in our investment portfolio. Our CRE CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our condensed consolidated balance sheets.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control such as the level of market interest rates. We try to mitigate these risks by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investment portfolio. Nevertheless, unanticipated credit losses, including as a result of inflation, high interest rates, capital markets volatility, slowing economic growth and geopolitical uncertainty, could occur that could adversely impact our operating results. Volatility in market interest rates may result in fluctuations in cash flows and values of properties securing our loans. As a result, there may exist the risk of non-performance on our floating-rate loans, and in the case of a significant increase in interest rates, the cash flows of the collateral properties may not sufficiently cover debt service due under our loans, which may contribute to loan non-performance or, in certain cases, loan default.
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
Allowance for Credit Losses
Our operating results are also impacted by the allowance for credit losses we record for loans held-for-investment using the CECL methodology pursuant to ASU 2016-13.
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
Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended June 30, 2024, and March 31, 2024
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended June 30, 2024, and March 31, 2024:

(in thousands)	Three Months Ended
Income Statement Data:	June 30, 2024	March 31, 2024	Q2’24 vs Q1’24
Interest income:	(unaudited)
Loans held-for-investment	$46,882	$51,965	$(5,083)
Cash and cash equivalents	1,597	2,090	(493)
Total interest income	$48,479	$54,055	$(5,576)
Interest expense:
Repurchase facilities	$19,331	$20,728	$(1,397)
Securitized debt obligations	18,303	18,115	188
Secured credit facility	2,714	2,689	25
Total interest expense	40,348	41,532	(1,184)
Net interest income	$8,131	$12,523	$(4,392)

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
Interest Income
Interest income for the three months ended June 30, 2024, decreased to $48.5 million from $54.1 million for the three months ended March 31, 2024, mainly due to a higher average balance of nonaccrual loans and a lower average balance of our interest-earning assets due to loan repayments.
Interest Expense
Interest expense for the three months ended June 30, 2024, decreased to $40.3 million from $41.5 million for the three months ended March 31, 2024, mainly due to a lower average balance of our interest-bearing liabilities.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended June 30, 2024, and March 31, 2024:

	Three Months Ended
(in thousands)
(Provision for) benefit from credit losses on:	June 30, 2024	March 31, 2024
Loans held-for-investment	$(60,561)	$(75,484)
Other liabilities	(195)	(68)
Total (provision for) benefit from credit losses	$(60,756)	$(75,552)
During the three months ended June 30, 2024, we recorded a provision for credit losses of $(60.8) million as compared to $(75.6) million for the three months ended March 31, 2024. The decrease in the provision for credit losses was primarily driven by recording a larger increase in the allowance for credit losses for certain collateral-dependent loans during the three months ended March 31, 2024 as compared to the three months ended June 30, 2024, that were individually assessed in accordance with ASU 2016-13, partially offset by a larger provision for credit losses in the general reserve during the three months ended June 30, 2024 due to the ongoing challenges in the commercial real estate market and pressure on property values, and other loan specific assumptions employed in estimating the general CECL reserve.
Revenue from REO Operations
During the three months ended June 30, 2024, we recorded revenue from REO operations of $1.1 million as compared to $1.1 million for the three months ended March 31, 2024. The revenue from REO operations remained relatively unchanged.
Expenses
The following table presents the components of expenses for the three months ended June 30, 2024, and March 31, 2024:

	Three Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024
Compensation and benefits	$4,721	$5,987
Servicing expenses	1,398	1,376
Expenses from real estate owned operations	1,950	2,045
Other operating expenses	2,700	2,829
Total operating expenses	$10,769	$12,237
Annualized total operating expense ratio, excluding expenses from real estate owned operations	4.6%	4.8%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.9%	3.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations, and other operating expenses. Compensation and benefits for the three months ended June 30, 2024, decreased primarily due to lower non-cash equity compensation expense amortization as compared to the three months ended March 31, 2024. Servicing expenses for the three months ended June 30, 2024, increased modestly primarily due to CLO servicing fees and special servicing fees related to select loans, as compared to the three months ended March 31, 2024. Expenses from real estate owned operations remained relatively unchanged for the three months ended June 30, 2024 compared to the prior quarter. Other operating expenses decreased as compared to the prior quarter mainly due to lower legal fees. Our operating expense ratio, excluding REO, modestly decreased during the three months ended June 30, 2024, as compared to the three months ended March 31, 2024 mainly due to lower average equity driven by the increase in the allowance for credit losses partially offset by lower non-cash equity compensation expense amortization.
Comparison of the Six Months Ended June 30, 2024, and June 30, 2023
Net Interest Income
The following table presents the components of interest income and interest expense for the six months ended June 30, 2024, and June 30, 2023:

(in thousands)	Six Months Ended
Income Statement Data:	June 30, 2024	June 30, 2023	Q2’24 vs Q2’23
Interest income:
Loans held-for-investment	$98,847	$131,508	$(32,661)
Cash and cash equivalents	3,687	4,037	(350)
Total interest income	$102,534	$135,545	$(33,011)
Interest expense:
Repurchase facilities	$40,059	$42,644	$(2,585)
Securitized debt obligations	36,418	35,939	479
Convertible senior notes	—	4,643	(4,643)
Asset-specific financings	—	1,562	(1,562)
Secured credit facility	5,403	6,004	(601)
Total interest expense	$81,880	$90,792	$(8,912)
Net interest income	$20,654	$44,753	$(24,099)
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
Interest Income
Interest income for the six months ended June 30, 2024, decreased to $102.5 million from $135.5 million for the six months ended June 30, 2023, mainly due to a higher average balance of nonaccrual loans and a lower average balance of our interest-earning assets due to loan prepayments, partially offset by an increase in short-term interest rates.
Interest Expense
Interest expense for the six months ended June 30, 2024, decreased to $81.9 million from $90.8 million for the six months ended June 30, 2023, mainly due to lower average balances on portfolio level financing and corporate borrowings, partially offset by an increase in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the six months ended June 30, 2024, and June 30, 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
(Provision for) benefit from credit losses on:
Loans held-for-investment	(136,045)	(52,277)
Other liabilities	(263)	49
Total (provision for) benefit from credit losses	$(136,308)	$(52,228)
During the six months ended June 30, 2024, we recorded a provision for credit losses of $(136.3) million as compared to $(52.2) million during the six months ended June 30, 2023. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for certain collateral-dependent loans during the six months ended June 30, 2024, that were individually assessed in accordance with ASU 2016-13.
Revenue from REO Operations
During the six months ended June 30, 2024, we recorded revenue from REO operations of $2.3 million as compared to $0.5 million during the six months ended June 30, 2023. The increase in revenue from REO is due to the initial acquisition of REO occurring on May 16, 2023.

Expenses
The following table presents the components of expenses for the six months ended June 30, 2024, and June 30, 2023:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Compensation and benefits	$10,708	$12,121
Servicing expenses	2,774	2,698
Expenses from real estate owned operations	3,995	1,664
Other operating expenses	5,529	5,451
Total operating expenses	$23,006	$21,934
Annualized total operating expense ratio, excluding expenses from real estate owned operations	4.7%	4.3%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.8%	3.3%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits and servicing expenses for the six months ended June 30, 2024, saw a decrease as compared to the six months ended June 30, 2023. Expenses from real estate owned operations for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, increased due to the acquisition of REO in May 2023. Other operating expenses remained relatively stable as compared to the six months ended June 30, 2023. Our operating expense ratio, excluding REO, increased during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, mainly due to lower average equity mainly driven by higher CECL reserves.
Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of June 30, 2024, our capitalization included $1.8 billion of loan-level financing. Our loan-level financing as of June 30, 2024, is generally term-matched or matures in 2024 or later, and includes $0.8 billion of secured repurchase agreements, $0.9 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $85.2 million term-matched and non mark-to-market secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations, Note 6 – Secured Financing Agreements and Note 7 – Convertible Senior Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations, our secured financing facilities, and our convertible senior notes, respectively.
Leverage
From March 31, 2024, to June 30, 2024, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, increased from 2.3:1.0 to 2.5:1.0, mainly driven by a reduction in total equity, partially offset by a reduction in total outstanding debt. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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

The following table sets forth our immediately available sources of liquidity as of June 30, 2024:

(in thousands)	June 30, 2024
Cash and cash equivalents	$85,916
Approved but unused borrowing capacity on financing facilities	—
Total	$85,916
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
We may also access liquidity through our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to 4,757,636 additional shares of our common stock as of June 30, 2024. See Note 12 – Stockholders’ Equity, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $1.8 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, and secured credit facility; $118.0 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
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

The following table provides the maturities of the collateral underlying our repurchase facilities, secured credit facility, and securitized debt obligations, as of June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Within one year	$1,190,940	$988,716
One to three years	623,883	962,424
Three to five years	—	—
Five years and over	—	—
Total	$1,814,823	$1,951,140

Cash Flows
For the six months ended June 30, 2024, our restricted and unrestricted cash and cash equivalents balance decreased approximately $100.4 million, to $98.8 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the six months ended June 30, 2024, operating activities increased our cash balances by approximately $2.6 million, primarily driven by equity compensation and amortization of deferred debt issuance costs.
•Cash flows from investing activities. For the six months ended June 30, 2024, investing activities increased our cash balances by approximately $62.8 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the six months ended June 30, 2024, financing activities decreased our cash balances by approximately $165.9 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations, partially offset by proceeds from repurchase agreements.
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
As of June 30, 2024, approximately 98.3% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 1.7% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2024. All changes in value are measured as the change from our June 30, 2024, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$775	$388	$(388)	$(775)
Repurchase facilities	(330)	(196)	196	392
Securitized debt obligations	(392)	(165)	165	330
Secured financing facility	(35)	(18)	18	35
Total net assets	$18	$9	$(9)	$(18)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(926)	$(463)	$463	$926
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2024. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Extension Risk
We manage our assets based on a variety of assumptions and estimates, including among others, assumptions regarding the rate at which the borrowers will prepay our loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured financing agreements. The current macroeconomic, commercial real estate and capital markets disruptions have resulted in, and will likely continue to result in, a decrease in prepayment rates and an increase in the number of our borrowers who exercise loan extension options. In addition, higher interest rates imposed by the Federal Reserve to address inflationary pressures have led to, and may continue to lead to, a decrease in the pace of loan repayment and an increase in the number of our borrowers who exercise loan extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2024 through April 30, 2024	—	$—	—	4,157,916
May 1, 2024 through May 31, 2024	87,298	3.00	87,298	4,070,618
June 1, 2024 through June 30, 2024	422,946	3.12	422,946	3,647,672
Total	510,244	$3.10	510,244	3,647,672
______________________
(1)On May 9, 2023, we announced that our board of directors had amended our share repurchase program to authorize the repurchase of an additional 5,000,000 shares of our common stock, for a total share repurchase authorization of 9,000,000 shares of our common stock, inclusive of amounts previously authorized. Our share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

10.1*	Form of Restricted Stock Unit Agreement for June 2024 grants made to executive officers (filed herewith).
10.2**
Thirteenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 26, 2024, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2024).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2024, filed with the SEC on August 5, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*    Management contract or compensatory plan, contract or agreement
**     Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 5, 2024	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 5, 2024	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)