Form 10-Q
period 2024-09-30
Granite Point Mortgage Trust Inc.
filed 2024-11-06
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 31, 2024, there were 49,957,557 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Loans held-for-investment	$2,340,332	$2,718,486
Allowance for credit losses	(256,770)	(134,661)
Loans held-for-investment, net	2,083,562	2,583,825
Cash and cash equivalents	113,461	188,370
Restricted cash	11,243	10,846
Real estate owned, net	42,736	16,939
Accrued interest receivable	9,168	12,380
Other assets	41,214	34,572
Total Assets (1)	$2,301,384	$2,846,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$705,590	$875,442
Securitized debt obligations	816,103	991,698
Secured credit facility	85,192	84,000
Dividends payable	6,296	14,136
Other liabilities	20,291	22,633
Total Liabilities (1)	1,633,472	1,987,909
Commitments and Contingencies (see Note 10)
Stockholders’ Equity
7.00% Series A cumulative redeemable preferred stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common stock, par value $0.01 per share; 450,000,000 shares authorized, and 49,957,557 shares and 50,577,841 issued and outstanding, respectively	500	506
Additional paid-in capital	1,199,432	1,198,048
Cumulative earnings	(100,720)	67,495
Cumulative distributions to stockholders	(431,507)	(407,233)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	667,787	858,898
Non-controlling interests	125	125
Total Equity	667,912	859,023
Total Liabilities and Stockholders’ Equity	$2,301,384	$2,846,932
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At September 30, 2024, and December 31, 2023, assets of the VIEs totaled $982,440 and $1,233,821, respectively, and liabilities of the VIEs totaled $817,780 and $994,081, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans held-for-investment	$43,031	$63,848	$141,878	$195,356
Cash and cash equivalents	1,266	2,839	4,953	6,876
Total interest income	44,297	66,687	146,831	202,232
Interest expense:
Repurchase facilities	17,365	21,986	57,424	64,630
Secured credit facility	2,753	3,178	8,156	9,182
Securitized debt obligations	16,521	18,414	52,939	54,353
Convertible senior notes	—	2,332	—	6,975
Asset-specific financings	—	862	—	2,424
Total interest expense	36,639	46,772	118,519	137,564
Net interest income	7,658	19,915	28,312	64,668
Other income (loss):
Revenue from real estate owned operations	3,792	1,056	6,045	1,518
Provision for credit losses	(27,911)	(31,008)	(164,219)	(83,236)
Gain (loss) on extinguishment of debt	—	—	(786)	238
Fee income	—	81	—	81
Total other (loss)	(24,119)	(29,871)	(158,960)	(81,399)
Expenses:
Compensation and benefits	5,375	5,044	16,083	17,165
Servicing expenses	1,197	1,331	3,971	4,029
Expenses from real estate owned operations	4,827	2,233	8,822	3,897
Other operating expenses	3,166	2,358	8,695	7,809
Total expenses	14,565	10,966	37,571	32,900
(Loss) income before income taxes	(31,026)	(20,922)	(168,219)	(49,631)
(Benefit from) provision for income taxes	(2)	15	(4)	94
Net (loss) income	(31,024)	(20,937)	(168,215)	(49,725)
Dividends on preferred stock	3,600	3,600	10,800	10,850
Net (loss) income attributable to common stockholders	$(34,624)	$(24,537)	$(179,015)	$(60,575)
Basic (loss) earnings per weighted average common share	$(0.69)	$(0.48)	$(3.53)	$(1.17)
Diluted (loss) earnings per weighted average common share	$(0.69)	$(0.48)	$(3.53)	$(1.17)
Weighted average number of shares of common stock outstanding:
Basic	50,526,492	51,577,143	50,736,066	51,805,265
Diluted	50,526,492	51,577,143	50,736,066	51,805,265

Net (loss) income attributable to common stockholders	$(34,624)	$(24,537)	$(179,015)	$(60,575)
Comprehensive (loss) income	$(34,624)	$(24,537)	$(179,015)	$(60,575)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2022	52,350,989	$524	8,229,500	$82	$1,202,315	$130,693	$(350,069)	$983,545	$125	$983,670
Net (loss) income	—	—	—	—	—	(33,829)	—	(33,829)	—	(33,829)
Repurchase of common stock	(1,001,338)	(10)	—	—	(5,108)	—	—	(5,118)	—	(5,118)
Restricted stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Repurchase of common stock for tax withholding on vestings of RSUs	(114,306)	(1)	—	—	(652)	—	—	(653)	—	(653)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,706)	(10,706)	—	(10,706)
Non-cash equity award compensation	327,610	3	—	—	1,953	—	—	1,956	—	1,956
Balance, March 31, 2023	51,526,039	$515	8,229,500	$82	$1,198,272	$96,864	$(364,400)	$931,333	$125	$931,458
Net income	—	—	—	—	—	5,041	—	5,041	—	5,041
Repurchase of common stock for tax withholding on vestings of RSUs	(15,234)	—	—	—	(77)	—	—	(77)	—	(77)
Preferred dividends declared, $25.00 per share	—	—	—	—	—	—	(25)	(25)	—	(25)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,736)	(10,736)	—	(10,736)
Non-cash equity award compensation	59,898	1	—	—	2,385	—	—	2,386	—	2,386
Balance, June 30, 2023	51,570,703	516	8,229,500	82	1,200,580	101,905	(378,761)	924,322	125	924,447
Net (loss) income	—	—	—	—	—	(20,937)	—	(20,937)	—	(20,937)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,736)	(10,736)	—	(10,736)
Non-cash equity award compensation	7,138	—	—	—	1,571	—	—	1,571	—	1,571
Balance, September 30, 2023	51,577,841	$516	8,229,500	$82	$1,202,151	$80,968	$(393,097)	$890,620	$125	$890,745

Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
Net (loss) income	—	—	—	—	—	(74,123)	—	(74,123)	—	(74,123)
Repurchase of common stock for tax withholding on vestings of RSUs	(233,454)	(2)	—	—	(1,185)	—	—	(1,187)	—	(1,187)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.15 per share	—	—	—	—	—	—	(8,043)	(8,043)	—	(8,043)
Non-cash equity award compensation	690,413	6	—	—	2,167	—	—	2,173	—	2,173
Balance, March 31, 2024	51,034,800	$510	8,229,500	$82	$1,199,030	$(6,628)	$(418,876)	$774,118	$125	$774,243
Net (loss) income	—	—	—	—	—	(63,068)	—	(63,068)	—	(63,068)
Repurchase of common stock	(510,244)	(5)	—	—	(1,594)	—	—	(1,599)	—	(1,599)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,735)	(2,735)	—	(2,735)
Non-cash equity award compensation	159,561	2	—	—	1,458	—	—	1,460	—	1,460
Balance, June 30, 2024	50,684,117	$507	8,229,500	$82	$1,198,894	$(69,696)	$(425,211)	$704,576	$125	$704,701
Net (loss) income	—	—	—	—	—	(31,024)	—	(31,024)	—	(31,024)
Repurchase of common stock	(726,560)	(7)	—	—	(1,996)	—	—	(2,003)	—	(2,003)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,696)	(2,696)	—	(2,696)
Non-cash equity award compensation	—	—	—	—	2,534	—	—	2,534	—	2,534
Balance, September 30, 2024	49,957,557	$500	8,229,500	$82	$1,199,432	$(100,720)	$(431,507)	$667,787	$125	$667,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(168,215)	$(49,725)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(4,331)	(6,954)
Amortization of deferred debt issuance costs	4,335	6,399
Provision for credit losses	164,219	83,236
(Gain) loss on extinguishment of debt	423	(274)
Amortization of equity-based compensation	6,165	5,912
Proceeds received from deferred interest capitalized on loans held-for-investment	2,935	359
Depreciation and amortization on real estate owned	4,580	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	3,212	449
Decrease (increase) in other assets	(1,963)	(242)
Increase (decrease) in other liabilities	(2,634)	3,256
Net cash provided by operating activities	8,726	42,416
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(41,348)	(54,787)
Proceeds from repayment of loans held-for-investment	342,912	442,746
Increase in other assets, due from servicer on repayments of loans held-for-investment	(42)	—
Capital expenditures related to real estate owned	(1,966)	—
Purchases of preferred equity investments	(366)	—
Net cash provided by investing activities	299,190	387,959
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	78,485	453,185
Principal payments on repurchase facilities	(247,914)	(547,641)
Principal payments on securitized debt obligations	(176,447)	(139,753)
Proceeds from asset-specific financings	—	910
Proceeds from secured credit facility	1,192	—
Payment of debt issuance costs	(843)	(3,600)
Tax withholding on restricted stock and RSUs	(1,185)	(966)
Repurchase of common stock	(3,602)	(5,118)
Redemption of cumulative redeemable preferred stock	—	(1,000)
Dividends paid on preferred stock	(10,801)	(10,851)
Dividends paid on common stock	(21,313)	(32,159)
Net cash used in financing activities	(382,428)	(286,993)
Net (decrease) increase in cash, cash equivalents and restricted cash	(74,512)	143,382
Cash, cash equivalents, and restricted cash at beginning of period	199,216	140,165
Cash, cash equivalents, and restricted cash at end of period	$124,704	$283,547
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$120,774	$134,780
Cash paid for taxes	$—	$836
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$14,980
Dividends declared but not paid at end of period	$6,296	$14,336
Transfers from loans held-for-investment to real estate owned, other assets and other liabilities	$35,659	$24,000
Deferred financing costs, not yet paid	$—	$1,063
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed commercial real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT”. Our principal executive offices are located at 3 Bryant Park, 24th Floor, New York, New York 10036. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2024, and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2024, should not be construed as indicative of the results to be expected for future periods or the full year.
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
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2024.
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
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2024, and December 31, 2023:

	September 30, 2024
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,335,744	$13,308	$2,349,052
Unamortized premium	77	—	77
Unamortized net deferred origination fees	(8,797)	—	(8,797)
Allowance for credit losses	(256,561)	(209)	(256,770)
Carrying value	$2,070,463	$13,099	$2,083,562
Unfunded commitments	$109,482	$—	$109,482
Number of loans	61	1	62
Weighted average coupon(3)	6.4%	8.0%	6.4%
Weighted average years to maturity(4)	0.5	2.3	0.5

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2023
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,713,672	$13,507	$2,727,179
Unamortized (discount) premium	(19)	—	(19)
Unamortized net deferred origination fees	(8,674)	—	(8,674)
Allowance for credit losses	(134,302)	(359)	(134,661)
Carrying value	$2,570,677	$13,148	$2,583,825
Unfunded commitments	$160,698	$—	$160,698
Number of loans	72	1	73
Weighted average coupon(3)	8.2%	8.0%	8.2%
Weighted average years to maturity(4)	0.7	3.1	0.7
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

(dollars in thousands)	September 30, 2024		December 31, 2023
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$938,385	45.0%	$1,116,551	43.2%
Multifamily	621,028	29.8%	826,125	32.0%
Hotel	127,991	6.2%	180,891	7.0%
Retail	216,868	10.4%	257,945	10.0%
Industrial	114,146	5.5%	113,972	4.4%
Other	65,144	3.1%	88,341	3.4%
Total	$2,083,562	100.0%	$2,583,825	100.0%

(dollars in thousands)	September 30, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$498,448	23.9%	$709,838	27.5%
Southwest	463,863	22.3%	495,133	19.2%
West	298,622	14.3%	328,547	12.7%
Midwest	334,621	16.1%	421,881	16.3%
Southeast	488,008	23.4%	628,426	24.3%
Total	$2,083,562	100.0%	$2,583,825	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Loan Portfolio Activity
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$2,616,884	$(264,140)	$2,352,744	$2,718,486	$(134,661)	2,583,825
Originations, additional fundings, upsizing of loans and capitalized deferred interest	9,894	—	9,894	45,762	—	45,762
Repayments	(240,145)	—	(240,145)	(337,028)	—	(337,028)
Transfers to real estate owned	—	—	—	(35,659)	—	(35,659)
Net discount accretion (premium amortization)	—	—	—	15	—	15
Increase (decrease) from net deferred origination fees	(2,508)	—	(2,508)	(3,360)	—	(3,360)
Amortization of net deferred origination fees	787	—	787	3,262	—	3,262
Provision for credit losses	—	(28,391)	(28,391)	—	(164,436)	(164,436)
Write-offs	$(44,580)	$44,580	—	$(51,146)	$51,146	—
Recoveries of previous write-offs	$—	$(8,819)	(8,819)	$—	$(8,819)	(8,819)
Balance at end of period	$2,340,332	$(256,770)	$2,083,562	$2,340,332	$(256,770)	$2,083,562

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$3,096,500	$(130,412)	$2,966,088	$3,350,150	$(82,335)	3,267,815
Originations, additional fundings, upsizing of loans and capitalized deferred interest	21,698	—	21,698	58,878	—	58,878
Repayments	(177,482)	—	(177,482)	(443,105)	—	(443,105)
Transfers to loans held-for-sale, net of discount at time of transfer	(14,980)	—	(14,980)	(14,980)	—	(14,980)
Transfers to real estate owned	—	—	—	(24,000)	—	(24,000)
Net discount accretion (premium amortization)	3	—	3	23	—	23
Increase (decrease) from net deferred origination fees	(250)	—	(250)	(1,282)	—	(1,282)
Amortization of net deferred origination fees	116	—	116	4,121	—	4,121
Provision for credit losses	—	(31,635)	(31,635)	—	(83,912)	(83,912)
Write-offs	$(16,750)	$16,750	—	$(20,950)	$20,950	—
Balance at end of period	$2,908,855	$(145,297)	$2,763,558	$2,908,855	$(145,297)	$2,763,558

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the three and nine months ended September 30, 2024, and 2023 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Three Months Ended September 30, 2024
Balance at beginning of period	$194,955	$69,185	$264,140	$2,719	$266,859
Provision for (benefit from) credit losses	41,057	(12,666)	28,391	(480)	27,911
Write-off	(44,580)	—	(44,580)	—	(44,580)
Recoveries of previous write-offs	8,819	—	8,819	—	8,819
Balance at end of period	$200,251	$56,519	$256,770	$2,239	$259,009

Nine Months Ended September 30, 2024
Balance at beginning of period	$91,372	$43,289	$134,661	$2,456	$137,117
Provision for (benefit from) credit losses	147,040	17,396	164,436	(217)	164,219
Write-off	(46,980)	(4,166)	(51,146)	—	(51,146)
Recoveries of previous write-offs	8,819	—	8,819	—	8,819
Balance at end of period	$200,251	$56,519	$256,770	$2,239	$259,009

Three Months Ended September 30, 2023
Balance at beginning of period	$62,325	$68,087	$130,412	$4,200	$134,612
Provision for (benefit from) credit losses	39,500	(7,865)	31,635	(627)	31,008
Write-off	(16,750)	—	(16,750)	—	(16,750)
Recoveries of previous write-offs	—	—	—	—	—
Balance at end of period	$85,075	$60,222	$145,297	$3,573	$148,870

Nine Months Ended September 30, 2023
Balance at beginning of period	$39,258	$43,077	$82,335	$4,249	$86,584
Provision for (benefit from) credit losses	66,767	17,145	83,912	(676)	83,236
Write-off	(20,950)	—	(20,950)	—	(20,950)
Recoveries of previous write-offs	—	—	—	—	—
Balance at end of period	$85,075	$60,222	$145,297	$3,573	$148,870
______________________
(1)The CECL reserve for unfunded commitments is included in “Other liabilities” on the condensed consolidated balance sheets.
During the three months ended September 30, 2024, the Company recorded a net decrease of $(7.9) million in its total allowance for credit losses on its loan portfolio primarily due to $(44.6) million in write-offs, partially offset by a $36.7 million increase in the allowance, inclusive of an $8.8 million recovery of amounts previously written off, bringing the total allowance for credit losses to $259.0 million as of September 30, 2024. The increase in the allowance was primarily related to specific reserves on loans that were assessed individually as of September 30, 2024, partially offset by a reduction in the general reserve due to loan repayments and credit migration within the loan portfolio. The write-offs were related to three loans that had been previously assessed individually that were resolved during the three months ended September 30, 2024, as described below.
During the nine months ended September 30, 2024, the Company recorded a net increase of $121.9 million in its allowance for credit losses on its loan portfolio primarily due to a $173.3 million increase, partially offset by $(51.1) million in write-offs and an $8.8 million recovery of amounts previously written-off. The increase in the allowance was primarily related to specific reserves on loans that were assessed individually, and due to the ongoing challenges in the commercial real estate market and expectations for further pressure on property values, and other loan specific assumptions employed in estimating the general

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
CECL reserve. The write-offs were primarily related to loans that had been previously assessed individually that were resolved during the nine months ended September 30, 2024.
During the three months ended September 30, 2024, the Company resolved a $37.1 million senior loan secured by a mixed-use retail and office property located in Los Angeles, CA. The loan had been considered collateral-dependent and had previously been placed on nonaccrual status. In connection with the resolution, the Company incurred a write-off of $(22.3) million.
During the three months ended September 30, 2024, the Company resolved a $33.3 million senior loan secured by a multifamily property located in Chicago, IL. The loan had been considered collateral-dependent and had previously been placed on nonaccrual status. In connection with the resolution, the Company incurred a write-off of $(3.3) million.
During the three months ended September 30, 2024, the Company modified a $51.0 million senior loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA. The loan had been considered collateral-dependent and had previously been placed on nonaccrual status. In connection with the modification, the Company incurred a write-off of $(19.0) million. See below for further details.
During the three months ended September 30, 2024, the Company recovered $8.8 million of amounts previously written off related to a held-for-investment legacy loan that was secured by an office property in San Diego, CA. The recovery was associated with a cooperation agreement between the Company and the prior sponsor, and related to the settlement of an arbitration process between that sponsor and an unaffiliated party. The Company had recognized a write-off of $(33.3) million at the time of the resolution of the legacy nonaccrual loan during the year ended December 31, 2023. The recovery of $8.8 million was recognized in the provision for credit losses on the Company’s condensed consolidated statements of income during the three months ended September 30, 2024.
As of September 30, 2024, the Company had ten collateral-dependent loans with an aggregate principal balance of $579.0 million, for which the Company recorded an allowance for credit losses of $200.3 million. These loans were individually assessed in accordance with the CECL framework and the allowance for credit losses was determined based on the estimates of the collateral properties’ fair value. The performance of the collateral properties securing these loans, which include six office buildings, two mixed-use properties with an office component, and two hotel assets, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets with reduced tenant demand, and a meaningfully higher cost of capital driven by high interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 9 - Fair Value, for further detail on the fair value measurement of these loans.
Nonaccrual Loans
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Nonaccrual loan carrying value at beginning of period	$452,797	$183,263	$343,683	$207,958
Addition of nonaccrual loan carrying value	58,374	23,480	253,732	46,750
Reduction of nonaccrual loan carrying value	(102,995)	(40,881)	(189,239)	(88,846)
Nonaccrual loan carrying value at end of period	$408,176	$165,862	$408,176	$165,862
As of September 30, 2024, the Company had eleven senior loans with a total unpaid principal balance of $628.5 million and carrying value of $408.2 million that were held on nonaccrual status, compared to five senior loans with a total unpaid principal balance of $250.9 million and carrying value of $165.9 million that were held on nonaccrual status as of September 30, 2023. All other loans were considered current with respect to principal and interest payments due as of September 30, 2024, and September 30, 2023.

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
During the twelve months ended September 30, 2024, the Company entered into three loan modifications that met the disclosure requirements pursuant to ASU 2022-02, Troubled Debt Restructurings And Vintage Disclosures.
During the three months ended September 30, 2024, the Company completed the modification of a first mortgage loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA, with an outstanding principal balance of $51.0 million at the time of modification. The terms of the modification included, among others, (i) a new $2 million capital infusion from the sponsor to further support the collateral property; (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior loan, with a $7.0 million unfunded commitment, and a $19.0 million mezzanine note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%, has an exit fee that was increased from 1.25% to 5.75% of the loan amount, and was extended to July 9, 2027. The mezzanine note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of sponsor’s equity, as defined in the loan agreement. As of September 30, 2024, the mezzanine note was deemed uncollectible, resulting in a write-off of $(19.0) million.
During the twelve months ended September 30, 2024, the Company completed the modification of a first mortgage loan secured by a design building property located in New York, NY. As of September 30, 2024, and December 31, 2023, the loan had a principal balance of $33.5 million and $37.5 million, and an amortized cost of $32.0 million and $37.3 million, respectively. The terms of the modification included, among others, a restructuring of the $37.5 million loan at the time of the modification into (i) a $33.3 million senior loan, with $3.0 million in unfunded commitments, and (ii) a $4.2 million mezzanine note; a $2.6 million capital infusion from the sponsor to further support the collateral property; a change to the restructured senior loan’s coupon to S+3.00%, which was reduced from S+4.65%; an increase in the exit fee from 0.25% to 5.70% of the loan amount, and an extension of term to a maturity date of June 9, 2027. The mezzanine note was non-interest bearing and subject to a distribution waterfall and is subordinate to certain amounts of sponsor’s equity, as defined in the loan agreement. As of June 30, 2024, the mezzanine note was deemed uncollectible, resulting in a write-off of $(4.2) million.
During the twelve months ended September 30, 2024, the Company completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of September 30, 2024, and December 31, 2023, the loan had a principal balance of $49.6 million and $48.5 million, and an amortized cost of $49.4 million and $48.3 million, respectively. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2024, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and the Company’s agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of September 30, 2024, and December 31, 2023:

(dollars in thousands)	September 30, 2024			December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$120,581	$119,334	4	$71,597	$71,211
2	22	810,224	801,279	36	1,277,491	1,262,126
3	20	670,670	642,446	24	862,102	842,175
4	5	239,108	212,551	4	192,104	174,313
5	9	508,469	307,952	5	323,885	234,000
Total	62	$2,349,052	$2,083,562	73	$2,727,179	$2,583,825
As of September 30, 2024, the weighted average risk rating of the Company’s loan portfolio was 3.1, versus 2.8 as of December 31, 2023, weighted by unpaid principal balance. The change in portfolio risk rating as of September 30, 2024, versus December 31, 2023, is mainly a result of select loan risk rating downgrades, partially offset by certain rating upgrades and resolutions of several previously risk-rated “5” loans.
During the three months ended September 30, 2024, as part of its quarterly risk rating process, the Company downgraded to a risk rating of “5” two senior loans with an aggregate outstanding principal balance of $86.0 million and secured by an office property and a hotel property. These loans were downgraded due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance. These loans are considered collateral dependent and have been placed on nonaccrual status as of September 30, 2024.
During the three months ended September 30, 2024, the Company resolved three loans with an aggregate unpaid principal balance of $121.7 million that had a risk rating of “5”. In connection with these resolutions, the company incurred write-offs totaling $(44.6) million, as described above.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying value of loans held-for-investment as of September 30, 2024, and December 31, 2023, by risk rating and year of origination:

	September 30, 2024
(dollars in thousands)	Origination Year
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$30,647	$21,572	$67,115	$119,334
2	—	—	282,570	199,125	—	319,584	801,279
3	—	52,304	95,937	146,900	45,679	301,626	642,446
4	—	—	—	—	—	212,551	212,551
5	—	—	11,984	41,974	—	253,994	307,952
Total	$—	$52,304	$390,491	$418,646	$67,251	$1,154,870	$2,083,562

Gross write-offs	$—	$—	$—	$(19,045)	$—	$(32,101)	$(51,146)

	December 31, 2023
(dollars in thousands)	Origination Year
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$21,744	$49,467	$—	$71,211
2	—	328,576	349,210	21,966	474,669	87,705	1,262,126
3	47,760	105,934	146,538	22,599	189,259	330,085	842,175
4	—	—	—	—	25,807	148,506	174,313
5	—	—	—	—	121,940	112,060	234,000
Total	$47,760	$434,510	$495,748	$66,309	$861,142	$678,356	$2,583,825

Gross write-offs	$—	$—	$—	$—	$(33,324)	$(20,950)	$(54,274)
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
The weighted average initial depreciation period for the acquired tenant improvements during the nine months ended September 30, 2024 was 4.6 years. The weighted average initial amortization period for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles acquired during the nine months ended September 30, 2024, were 4.6 years, 2.7 years, and 5.5 years, respectively. No tenant improvements, in-place lease intangibles, above-market lease intangibles or below-market lease intangibles were acquired during the three months ended September 30, 2024.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the identified intangible assets and liabilities related to REO as of September 30, 2024, and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Intangible Assets
Gross amount	$15,769	$5,681
Accumulated amortization	(4,787)	(2,082)
Total, net	$10,982	$3,599
Intangible Liabilities
Gross amount	$(184)	$(38)
Accumulated amortization	20	8
Total, net	$(164)	$(30)
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024, and 2023:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Owned, Net	2024	2023	2024	2023
Rental income	$2,791	$1,017	$4,917	$1,461
Other operating income	1,001	39	1,128	57
Revenue from real estate owned operations	3,792	1,056	6,045	1,518
Expenses from real estate owned operations (1)	(4,827)	(2,233)	(8,822)	(3,897)
Total	$(1,035)	$(1,177)	$(2,777)	$(2,379)
______________________
(1)Includes $(1.9) million and $(4.4) million of depreciation and amortization for the three and nine months ended September 30, 2024, respectively. Includes $(1.4) million and $(2.0) million of depreciation and amortization for the three and nine months ended September 30, 2023, respectively.
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2024, and 2023:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2024	2023	2024	2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$1,111	$784	$2,470	$1,148
Lease commissions	Expenses from real estate owned operations	65	—	65	—
Above-market lease intangibles	Revenue from real estate owned operations	(85)	(55)	(171)	(72)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	8	6	12	7
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities
2024	$890	$82	$55	$(8)
2025	2,895	266	222	(33)
2026	2,103	152	222	(33)
2027	923	52	222	(33)
2028	829	39	222	(31)
Thereafter	1,444	91	273	(26)

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses as of September 30, 2024:

(in thousands)	Contractual Lease Payments
2024	$1,811
2025	8,283
2026	7,698
2027	4,859
2028	4,533
Thereafter	8,439
The weighted average minimum remaining term of the non-cancelable leases was approximately 3.5 years as of September 30, 2024.
Note 5. Variable Interest Entities and Securitized Debt Obligations
CRE CLOs
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Loans held-for-investment	$1,066,811	$1,246,448
Allowance for credit losses	(90,909)	(21,107)
Loans held-for-investment, net	975,902	1,225,341
Other assets	6,538	8,480
Total Assets	$982,440	$1,233,821
Securitized debt obligations	$816,103	$991,698
Other liabilities	1,677	2,383
Total Liabilities	$817,780	$994,081
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the Company’s CRE CLO securitized debt obligations as of September 30, 2024, and December 31, 2023:

(dollars in thousands)	September 30, 2024			December 31, 2023
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$515,833	$493,057	S+3.9%	$621,409	$607,338	S+3.8%
Financing provided	398,185	396,876	S+1.9%	502,564	500,403	S+1.8%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	553,684	482,845	S+3.8%	629,273	618,003	S+3.8%
Financing provided	419,227	419,227	S+2.0%	491,295	491,295	S+1.9%
Total
Collateral assets	$1,069,517	$975,902	S+3.9%	$1,250,682	$1,225,341	S+ 3.8%
Financing provided	$817,412	$816,103	S+1.9%	$993,859	$991,698	S+ 1.8%
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
(2)No restricted cash is included as of September 30, 2024, and December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of September 30, 2024, and December 31, 2023. Yield on collateral assets is exclusive of restricted cash.

Preferred Equity Investment
During the three months ended September 30, 2024, the Company made a $0.4 million non-controlling, preferred equity investment in a partnership that is the borrower on one loan that is held-for-investment by the Company. The Company may contribute up to an additional $2.4 million in the form of a preferred equity investment in the partnership entity. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 11%. Due to the uncertainty of collection of any accrued amounts, the Company is not accruing any dividend income on the condensed consolidated statements of income. The unconsolidated preferred equity investment is included in the Company's condensed consolidated balance sheets within Other Assets.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of September 30, 2024, and December 31, 2023:

	September 30, 2024
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	$116,640	$133,360	$250,000	$211,219	7.8%
JPMorgan Chase Bank	July 28, 2025	432,570	70,277	502,847	514,846	9.2%
Citibank	May 25, 2025	156,380	343,620	500,000	243,323	6.9%
Total		$705,590	$547,257	$1,252,847	$969,388
Secured credit facility	December 21, 2025	$85,192	$14,808	$100,000	$100,409	11.6%

	December 31, 2023
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	$193,165	$281,835	$475,000	$304,598	8.0%
Goldman Sachs Bank USA(3)	July 13, 2024	53,745	196,255	250,000	131,112	8.7%
JPMorgan Chase Bank	July 28, 2025	445,713	79,238	524,951	500,985	9.8%
Citibank	May 25, 2025	176,606	323,394	500,000	254,286	7.2%
Centennial Bank(4)	August 29, 2024	6,213	143,787	150,000	20,508	10.4%
Total		$875,442	$1,024,509	$1,899,951	$1,211,489
Secured credit facility	December 21, 2025	$84,000	$16,000	$100,000	$105,865	11.9%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of September 30, 2024, and December 31, 2023.
(3)During the three months ended September 30, 2024, the Company terminated the facility.
(4)As of December 31, 2023, the outstanding balance was collateralized by real estate owned, inclusive of $3.6 million in other assets and liabilities related to acquired leases, respectively, (see Note 4 - Real Estate Owned, Net, for further detail) and one senior loan. During the three months ended June 30, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at September 30, 2024, and December 31, 2023:

	September 30, 2024				December 31, 2023
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$116,640	$100,881	15%	0.74	$193,165	$118,253	14%	0.49
JPMorgan Chase Bank	432,570	93,234	14%	0.82	445,713	62,216	7%	1.58
Goldman Sachs Bank USA(2)	—	—	—%	—	53,745	78,949	9%	0.53
Citibank	156,380	101,005	15%	0.65	176,606	80,441	9%	1.40
Centennial Bank(3)	—	—	—%	—	6,213	17,757	2%	0.66
Total	$705,590	$295,120			$875,442	$357,616
______________________
(1)Represents the excess of the carrying amount or market value of the loans held-for-investment pledged as collateral for repurchase facilities, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)During the three months ended September 30, 2024, the Company terminated the facility.
(3)During the three months ended June 30, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.
The Company does not anticipate any defaults by its financing counterparties, although there can be no assurance that one or more defaults will not occur.
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of September 30, 2024, the Company’s unrestricted cash was $113.5 million, while 5.0% of the Company’s recourse indebtedness was $12.4 million.
•Tangible net worth must be greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million. As of September 30, 2024, the Company’s tangible net worth was $926.8 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of September 30, 2024, the Company’s target asset leverage ratio was 68.6% and the Company’s total leverage ratio was 63.8%.
•Minimum interest coverage of no less than 1.2:1.0 through September 30, 2024 (1.1:1.0 from October 1, 2024, through December 31, 2024; 1.15:1.0 from January 1, 2025, through March 31, 2025; 1.2:1.0 from April 1, 2025, through December 31, 2025; and 1.3:1.0 thereafter). As of September 30, 2024, the Company’s minimum interest coverage was 1.3:1.0.
As of September 30, 2024, and December 31, 2023, the Company was in compliance with its covenants.
Note 7. Convertible Senior Notes
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due October 1, 2023. The convertible senior notes were unsecured, paid interest semiannually at a rate of 6.375% per annum and were convertible at the option of the holder into shares of the Company’s common stock. The Company redeemed for cash the convertible senior notes at maturity, and none of the notes remained outstanding as of September 30, 2024, and December 31, 2023.
The following table details the interest expense related to the convertible notes for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash coupon	$—	$2,098	$—	$6,293
Amortization of issuance costs	—	234	—	682
Total interest expense	$—	$2,332	$—	$6,975

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of September 30, 2024, the Company held $11.2 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $10.8 million as of December 31, 2023. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of September 30, 2024, as well as at December 31, 2023, the Company held no restricted cash related to the CRE CLOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$113,461	$188,370
Restricted cash	11,243	10,846
Total cash, cash equivalents and restricted cash	$124,704	$199,216
Note 9. Fair Value
Fair Value Measurements
ASC 820, Fair Value Measurements, or ASC 820, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., market-based or observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs) resulting in the use of management assumptions. Additionally, ASC 820 requires an entity to consider all aspects of non-performance risk, including the entity’s own credit standing, when measuring fair value of a liability.
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
Recurring Fair Value
As of September 30, 2024, and December 31, 2023, the Company held no assets or liabilities measured at fair value on a recurring basis.

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
As of September 30, 2024, the Company deemed ten of its loans held-for-investment with an aggregate outstanding principal balance of $579.0 million to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. As of September 30, 2024, seven loans with an aggregate outstanding principal balance of $423.6 million were valued using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value on these loans include the exit capitalization rate and discount rate, which ranged from 6.00% to 13.00%, and from 7.25% to 14.00%, respectively. As of September 30, 2024, three loans with an aggregate outstanding principal balance of $155.4 million were valued using the estimated proceeds from the sale of the loan or collateral property, less the estimated costs to sell. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies and Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
During the nine months ended September 30, 2024, the Company acquired legal title of an office property in Maynard, MA. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $35.7 million and was determined primarily using the discounted cash flow method. The significant unobservable inputs used to estimate the fair value include the exit capitalization rate and discount rate, which ranged from 8.50% to 10.50%, and from 10.25% to 11.75%, respectively. Refer to Note 4 - Real Estate Owned, Net for further detail.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$2,083,562	$2,122,346	$2,583,825	$2,596,577
Cash and cash equivalents	$113,461	$113,461	$188,370	$188,370
Restricted cash	$11,243	$11,243	$10,846	$10,846
Liabilities
Repurchase facilities	$705,590	$705,590	$875,442	$875,442
Securitized debt obligations	$816,103	$775,133	$991,698	$930,523
Secured credit facility	$85,192	$85,192	$84,000	$84,000
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2024:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of September 30, 2024.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of September 30, 2024, and December 31, 2023, the Company had unfunded loan commitments of $109.5 million and $160.7 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of September 30, 2024, the Company recognized $2.2 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, for further detail.
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
During each of the three and nine months ended September 30, 2024, and 2023, the Company declared dividends on the Series A Preferred Stock of $3.6 million and $10.8 million, respectively.
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third-party investors for proceeds of $0.1 million. The 500 shares of preferred stock retained by the Company are eliminated in the Company’s condensed consolidated statements of changes in equity and the 125 shares sold to third-party investors are shown in the Company’s condensed consolidated statements of changes in equity as non-controlling interests.
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three and nine months ended September 30, 2024, and 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
September 20, 2024	October 1, 2024	October 15, 2024	$0.05
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.25
2023
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.60
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 3,000,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three and nine months ended September 30, 2023, under its share repurchase plan, the Company repurchased no shares of its common stock and 1,001,338 shares of its common stock for an aggregate cost, inclusive of commissions paid, of $5.1 million, respectively. During the three and nine months ended September 30, 2024, under its share repurchase plan, the Company repurchased 726,560 shares of its common stock for an aggregate cost, inclusive of commissions paid, of $2.0 million and 1,236,804 shares of its common stock for an aggregate cost, inclusive of commissions paid, of $3.6 million, respectively. As of

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2024, there remained 5,921,112 shares authorized for repurchase under the Company’s share repurchase program.
The Company’s board of directors has also authorized the repurchase of shares of restricted stock granted to employees for tax withholding purposes. During the nine months ended September 30, 2023, the Company repurchased from employees 36,916 shares of its restricted stock for an aggregate cost of $0.2 million. No shares of restricted stock were repurchased from employees during the nine months ended September 30, 2024, or during the three months ended September 30, 2024, and 2023.
At-the-Market Offering
The Company is party to an equity distribution agreement under which the Company may sell up to an aggregate of 8,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. As of September 30, 2024, 3,242,364 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $61.2 million. No shares were sold during the three and nine months ended September 30, 2024, and 2023, and as of September 30, 2024, there remain 4,757,636 shares available for sale.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three and nine months ended September 30, 2024, and 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
September 20, 2024	October 1, 2024	October 15, 2024	$0.4375
June 18, 2024	July 1, 2024	July 15, 2024	$0.4375
March 14, 2024	April 1, 2024	April 15, 2024	$0.4375
			$1.3125

2023
September 20, 2023	October 2, 2023	October 16, 2023	$0.4375
June 22, 2023	July 3, 2023	July 17, 2023	$0.4375
March 16, 2023	April 3, 2023	April 17, 2023	$0.4375
			$1.3125
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted restricted stock units, or RSUs, and performance share units, or PSUs, remain outstanding under the 2017 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of September 30, 2024, the Company had 6,660,615 shares of common stock available for future issuance under the 2022 Plan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three and nine months ended September 30, 2024:

	RSUs	PSUs	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2023	2,098,875	1,394,657	$7.90
Granted	1,180,010	742,152	4.78
Vested	(690,413)	—	7.75
Expired/Cancelled(1)	—	(347,896)	14.15
Outstanding at March 31, 2024	2,588,472	1,788,913	$6.06
Granted	1,571,310	—	$3.06
Vested	(159,561)	—	$4.81
Outstanding at June 30, 2024	4,000,221	1,788,913	$5.28
Granted	—	—	$—
Vested	—	—	$—
Forfeited	(43,971)	—	$5.42
Outstanding at September 30, 2024	3,956,250	1,788,913	$5.28
______________________
(1)The Company deemed that the threshold levels of the performance criteria for the 347,896 PSUs granted in 2021 were not met, which resulted in no issuance of shares of common stock related to these PSUs.
During the three and nine months ended September 30, 2024, the Company recognized RSU forfeitures of 43,971 due to employee departures.
Below is a summary of RSU and PSU vesting dates as of September 30, 2024:

Vesting Year	RSUs	PSUs	Total Awards
2024	—	312,538	312,538
2025	1,505,754	734,223	2,239,977
2026	739,849	742,152	1,482,001
2027	1,710,647	—	1,710,647
Total	3,956,250	1,788,913	5,745,163
For the nine months ended September 30, 2023, the Company recognized the remaining $47.5 thousand of compensation expense associated with awards of restricted stock within compensation and benefits expense on the condensed consolidated statements of income. As of September 30, 2024, all awards of restricted stock had vested.
The Company’s RSUs are subject to time-based vesting schedules. For the three and nine months ended September 30, 2024, the Company recognized $2.0 million and $5.4 million of compensation expense associated with these awards, respectively, compared to $1.7 million and $4.9 million for the three and nine months ended September 30, 2023, within compensation and benefits expense on the condensed consolidated statements of income. As of September 30, 2024, $10.1 million of total unrecognized compensation cost for awards of RSUs will be recognized over the grants’ remaining weighted average vesting period of 1.0 year.
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
For the three and nine months ended September 30, 2024, the Company recognized $0.6 million and $0.8 million of compensation expense associated with these awards, respectively, compared to $(0.2) million and $0.9 million for the three and nine months ended September 30, 2023, within compensation and benefits expenses on the condensed consolidated statements of income. As of September 30, 2024, $3.9 million of total unrecognized compensation cost for awards of PSUs will be recognized over the grants’ remaining weighted average vesting period of 1.0 year.
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
Note 15. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(34,624)	$(24,537)	$(179,015)	$(60,575)
Dividends allocated to participating restricted stock units	$(198)	$(420)	(786)	(1,241)
Net (loss) income attributable to common stockholders - basic	$(34,822)	$(24,957)	$(179,801)	$(61,816)
Net (loss) income attributable to common stockholders - diluted	$(34,822)	$(24,957)	$(179,801)	$(61,816)
Denominator:
Weighted average common shares outstanding	50,526,492	51,577,143	50,736,066	51,795,091
Weighted average restricted stock shares	—	—	—	10,174
Basic weighted average shares outstanding	50,526,492	51,577,143	50,736,066	51,805,265
Diluted weighted average shares outstanding	50,526,492	51,577,143	50,736,066	51,805,265
(Loss) earnings per share:
Basic	$(0.69)	$(0.48)	$(3.53)	$(1.17)
Diluted	$(0.69)	$(0.48)	$(3.53)	$(1.17)
For the three and nine months ended September 30, 2023, excluded from the calculation of diluted earnings per share is the effect of adding back $2.3 million and $7.0 million, respectively, of interest expense related to the Company’s convertible senior notes. For both the three and nine months ended September 30, 2023, 6,591,765 and 14,065,946, respectively, of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive. As of September 30, 2024, the convertible notes have been redeemed and no notes remain outstanding.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. During the three and nine months ended September 30, 2023, 621,465 and 303,004 of weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the nine months ended September 30, 2024, 623,424 of weighted-average unvested

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
RSUs were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the three months ended September 30, 2024, under both the two-class method and the treasury stock method no shares were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. For the three and nine months ended September 30, 2024, and 2023, under both the two-class method and treasury stock method no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. As of September 30, 2024, and 2023, there were no incremental shares of unvested PSUs.
Note 16. Subsequent Events
Events subsequent to September 30, 2024, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than the events described below.
Subsequent to September 30, 2024, the Company resolved a senior loan with an outstanding principal balance of $32.9 million secured by an office property located in Fort Lee, NJ. The loan had been on nonaccrual status and carried a risk rating of “5” as of September 30, 2024. In connection with the resolution, which involved an opportunistic sale of the loan, the Company expects to realize a write-off of $(16.6) million, which had been reserved for through a previously recorded allowance for credit losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2023.
Our Company
Granite Point Mortgage Trust Inc. is an internally-managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments, traded on the New York Stock Exchange, or NYSE, under the symbol “GPMT”. Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. We operate as a REIT, as defined under the Code. We also operate our business in a manner intended to maintain our exclusion from registration under the Investment Company Act. We operate our business as one segment.
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
Interest rates remain at an elevated level and the timing, direction and extent of any future interest rate changes remain uncertain. Although our business model is such that higher interest rates should, all else being equal, generally correlate to higher net income, interest rates having remained elevated for an extended period of time have adversely affected, and may continue to adversely affect, our existing borrowers and the cost of financing their properties and lead to non-performance. Additionally, higher interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Higher interest rates have adversely impacted, and may continue to adversely impact, commercial real estate property values. It remains difficult to predict the full impact on macroeconomic conditions and our business of recent events and any future changes in interest rates or inflation.
Office Property Market
The office property market has been experiencing higher vacancies, slower leasing activity and various tenants re-evaluating their need for space due in large part to remote and hybrid work arrangements. These factors coupled with inflation, high interest rates and limited market liquidity have created a high level of uncertainty with respect to property values. These dynamics have stressed certain borrowers’ ability and willingness to support their properties and perform in accordance with the terms of their loans. Given this uncertainty, it remains difficult to predict the effect these challenging conditions may have on the office property market, our borrowers, their performance under the terms of our loans secured by office properties and our financial results.

Third Quarter 2024 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(34.6) million, or $(0.69) per basic share.
•Generated Distributable (loss) to common stockholders of $(38.0) million, or $(0.75) per basic share, which includes $(44.6) million in write-offs and $8.8 million in recoveries of amounts previously written off, and excludes the $(27.9) million in non-cash provision for credit losses, $(2.5) million of non-cash equity compensation expense, $(1.9) million of non-cash depreciation and amortization on REO.
•Generated Distributable (loss), excluding write-offs and recoveries, to common stockholders of $(2.2) million, or $(0.04) per basic share.
•Recorded a decrease to the allowance for credit losses of $(7.9) million, for a total allowance of credit losses of $259.0 million, or approximately 10.5% of total loan commitments of $2.5 billion at September 30, 2024.
•Book value per share of common stock at September 30, 2024, was $9.25, inclusive of $(5.18) per share of total CECL reserve.
•Declared common stock dividends of $2.7 million, or $0.05 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Funded $9.8 million of prior loan commitments and upsizes.
•Realized $(284.7) million of total unpaid principal balance in loan repayments, principal paydowns, principal amortization, resolutions and write-offs.
•Maintained a portfolio of 62 loan investments with an aggregate unpaid principal balance of $2.3 billion and total commitments of $2.5 billion, a weighted average stabilized LTV at origination of 63.9%, and a weighted average all-in yield at origination of Standard Overnight Financing Rate, or SOFR, of S+4.06%.
Corporate Financing Activity:
•Repurchased 0.7 million shares of common stock at a weighted average purchase price of $2.73 for an aggregate purchase amount of $2.0 million.
Liquidity:
•At September 30, 2024, carried unrestricted cash of $113.5 million, a portion of which is subject to certain liquidity covenants, and $53.6 million of unlevered REO assets.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended September 30, 2024, we recorded a GAAP net (loss) per basic share of $(0.69), declared a cash dividend of $0.05 per share of common stock and reported Distributable (loss) of $(0.75) per basic share. Our book value as of September 30, 2024 was $9.25 per share of common stock, inclusive of $(5.18) per share of total CECL reserves.
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
(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2024	2023	2024	2023
Net (loss) attributable to common stockholders	$(34,624)	$(24,537)	$(179,015)	$(60,575)
Weighted average number of common shares outstanding	50,526,492	51,577,143	50,736,066	51,805,265
Weighted average number of diluted shares outstanding	50,526,492	51,577,143	50,736,066	51,805,265
Basic (loss) per basic common share	$(0.69)	$(0.48)	$(3.53)	$(1.17)
Diluted (loss) per basic common share	$(0.69)	$(0.48)	$(3.53)	$(1.17)
Dividend declared per common share	$0.05	$0.20	$0.25	$0.60

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
While Distributable Earnings excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three and nine months ended September 30, 2024, we recorded provision for credit losses of $(27.9) million and $(164.2) million, respectively, which has been excluded from Distributable Earnings, consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above. During the three and nine months ended September 30, 2024, we recorded $(1.9) million and $(4.4) million, respectively, in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings referenced above.
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
We believe it is useful to our stockholders to present Distributable Earnings before realized losses and recoveries to reflect our run-rate operating results as (i) our operating results are mainly comprised of net interest income earned on our loan investments net of our operating expenses, which comprise our ongoing operations, (ii) it helps our stockholders in assessing the overall run-rate operating performance of our business, and (iii) it has been a useful reference related to our common dividend as it is one of the factors we and our Board of Directors consider when declaring the dividend. We believe that our stockholders use Distributable Earnings and Distributable Earnings before realized losses and recoveries, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.

The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (loss) for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2024	2023	2024	2023
Reconciliation of GAAP net (loss) income to Distributable (loss) Earnings:
GAAP net (loss) income attributable to common stockholders	$(34,624)	$(24,537)	$(179,015)	$(60,575)
Adjustments:
Provision for credit losses	27,911	31,008	164,219	83,236
Depreciation and amortization on real estate owned	1,945	1,416	4,421	1,979
Loss (gain) on extinguishment of debt	—	—	786	(238)
Non-cash equity compensation	2,534	1,571	6,164	5,912
Distributable (loss) Earnings before realized losses and recoveries	$(2,234)	$9,458	$(3,425)	$30,314
Realized losses on write-offs, loan sales and REO conversions	(44,580)	(16,750)	(51,146)	(20,950)
Recoveries of previous write-offs	8,819	—	8,819	—
Distributable (loss) Earnings	$(37,995)	$(7,292)	$(45,752)	$9,364
Distributable (loss) Earnings per basic share of common stock	$(0.75)	$(0.14)	$(0.90)	$0.18
Distributable (loss) Earnings per diluted share of common stock	$(0.75)	$(0.14)	$(0.90)	$0.18
Distributable (loss) Earnings before realized losses per basic share of common stock	$(0.04)	$0.18	$(0.07)	$0.59
Distributable (loss) Earnings before realized losses per diluted share of common stock	$(0.04)	$0.18	$(0.07)	$0.59
Basic weighted average common shares	50,526,492	51,577,143	50,736,066	51,805,265
Diluted weighted average common shares	50,526,492	51,577,143	50,736,066	51,805,265
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of September 30, 2024, and December 31, 2023:

(in thousands, except share data)	September 30, 2024	December 31, 2023
Stockholders’ equity	$667,787	$858,898
7.00% Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$462,049	$653,160
Shares:
Common stock	49,957,557	50,577,841
Book value per share of common stock	$9.25	$12.91
Book value per share as of September 30, 2024, includes the impact of an estimated allowance for credit losses of $259.0 million, or $(5.18) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At September 30, 2024, our loan portfolio was comprised of 62 investments, of which 61 were senior first mortgage loans totaling $2.4 billion of commitments with an unpaid principal balance of $2.3 billion, and one subordinated loan totaling $13.3 million in commitments and unpaid principal balance. At September 30, 2024, the weighted average risk rating of our loan portfolio was 3.1 as compared to 2.8 at December 31, 2023, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of September 30, 2024, we owned two office properties with an aggregate carrying value of $53.6 million, inclusive of $11.0 million of intangible assets included in other assets and other liabilities in our Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2024, we funded $9.8 million under existing loan commitments and loan upsizes. We realized $240.1 million in aggregate reductions in portfolio unpaid principal balance from loan repayments,paydowns and amortization. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023
Other loan fundings(1)	$9,803	$20,719
Deferred interest capitalized	91	980
Transfers to loans held-for-sale	—	(15,100)
Loan repayments	(240,145)	(177,482)
Loan write-offs and realized loan losses	(44,580)	(16,750)
Total loan activity, net	$(274,831)	$(187,633)
______________________
(1)Additional fundings made under existing loan commitments and upsizing of loans.
The following table details overall statistics for our loan portfolio as of September 30, 2024:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	62
Total loan commitments	$2,458,534
Unpaid principal balance	$2,349,052
Unfunded loan commitments	$109,482
Carrying value	$2,083,562
Weighted-average cash coupon(1)	S+3.77%
Weighted-average all-in yield(2)	S+4.06%
Stabilized LTV(3)	63.9%
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
(3)Stabilized loan-to-value ratio at origination, or stabilized LTV, is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.
The following table provides detail of our loan portfolio as of September 30, 2024:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$111.1	$109.2	$109.0	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior(7)	12/18	93.7	93.7	93.5	S+3.75%	S+5.21%	3.0	NY	Mixed-Use	26.2%	47.6%
Senior(7)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	10/19	87.4	87.4	87.1	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)	12/15	81.8	80.9	80.9	S+4.15%	S+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior(7)	07/19	79.7	79.7	79.5	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	78.8	78.4	78.0	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	12/18	78.1	62.1	62.4	S+3.40%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/22	77.3	77.3	77.3	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior(7)	12/16	70.5	70.5	70.5	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior	12/19	69.2	64.7	64.6	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%

Senior	12/23	61.8	53.9	53.9	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior	05/22	55.4	48.9	48.8	S+3.29%	S+3.70%	3.0	TX	Multifamily	59.3%	62.9%
Senior(7)	09/21	53.6	53.2	53.1	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	06/21	52.8	47.6	47.5	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(7)	08/17	49.6	49.6	49.4	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	07/22	48.6	47.6	46.9	S+2.78%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	03/22	46.9	46.9	46.7	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	45.4	45.2	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	44.4	44.2	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.3	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	09/21	44.3	41.6	41.4	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.3	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior(8)	11/21	39.0	32.0	30.1	5.75%	S+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	12/17	38.9	38.7	38.4	S+5.25%	S+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	07/16	38.5	38.5	38.4	S+5.55%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	04/22	36.3	33.5	32.0	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	03/20	34.9	24.4	24.3	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	11/21	33.4	32.8	32.7	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior(7)	03/16	33.2	32.9	33.0	5.11%	5.26%	10.0	NJ	Office	74.9%	74.9%
Senior	08/19	33.2	31.6	31.5	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/19	32.9	32.7	32.6	S+3.73%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	10/19	32.0	32.0	32.0	S+3.41%	S+3.73%	3.0	FL	Retail	67.7%	62.9%
Senior	03/19	30.2	29.1	29.0	S+2.97%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior(7)	12/18	28.8	28.8	28.9	S+3.90%	S+4.42%	3.0	MN	Hotel	64.7%	57.7%
Senior	04/22	28.6	27.0	26.9	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/22	27.2	24.5	24.3	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	26.9	26.9	26.9	S+4.45%	S+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior(7)	01/19	26.1	26.1	26.1	S+3.40%	S+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	10/21	25.7	25.7	25.5	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	01/18	25.2	25.2	25.2	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/21	24.7	17.0	16.9	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	03/20	24.7	22.6	22.4	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	05/21	23.3	20.4	20.4	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior(7)	02/22	22.9	20.1	20.1	S+3.90%	S+4.29%	3.0	CO	Office	64.4%	60.2%
Senior	02/20	21.9	21.8	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.5	21.5	21.4	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	06/19	21.0	20.4	20.3	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	20.0	20.0	19.9	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/18	20.0	19.4	19.3	S+5.31%	S+4.73%	3.0	FL	Retail	74.0%	69.4%
Senior	11/18	18.0	16.7	16.6	S+5.00%	S+3.83%	3.0	CA	Office	73.1%	64.5%
Senior	06/21	16.7	14.2	14.1	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	10/18	15.9	15.9	16.0	S+5.21%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	07/19	15.5	13.5	13.5	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	08/17	15.4	13.8	13.7	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	13.9	13.9	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	01/17	13.3	13.3	13.3	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	07/18	12.4	10.0	10.0	S+4.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	11.4	10.7	10.8	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.3	6.7	6.7	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Senior	12/21	7.3	7.3	7.3	S+3.91%	S+4.16%	3.0	Various	Other	55.1%	64.3%
Allowance for credit losses				(256.8)
Total/Weighted Average Loans		$2,458.6	$2,349.1	$2,083.6	S+3.77%	S+4.06%	3.2			67.0%	63.9%
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
(5)Initial loan-to-value ratio, or initial LTV at origination, is calculated as the initial loan amount (plus any financing that is pari passu with or senior to such loan) divided by the as is appraised value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) as of the date of the loan was originated set forth in the original appraisal.
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

(7)Loan was held on nonaccrual status as of September 30, 2024.
(8)During the three months ended September 30, 2024, we completed a modification that included an adjustment in rate to a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%.
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
The map and charts below, weighted by carrying value, illustrate the geographic distribution and types of properties securing our loan portfolio as of September 30, 2024:

MN, 7.5%
MI, 0.1%
NY, 10.7%
MA, 4.8%
CT, 2.6%
PA, 2.2%
NJ, 3.2%
OH, 0.7%
IL, 8.1%
IN, 0.6%
CA, 11.2%
CO, 1.5%
VA, 1.6%
KY, 2.2%
NC, 2.4%
TN, 4.7%
AZ, 1.1%
GA, 7.0%
AL, 1.4%
TX, 15.5%
LA, 4.3%
FL,
6.1%
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of September 30, 2024, and December 31, 2023:

(dollars in thousands)	September 30, 2024			December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$120,581	$119,334	4	$71,597	$71,211
2	22	810,224	801,279	36	1,277,491	1,262,126
3	20	670,670	642,446	24	862,102	842,175
4	5	239,108	212,551	4	192,104	174,313
5	9	508,469	307,952	5	323,885	234,000
Total	62	$2,349,052	$2,083,562	73	$2,727,179	$2,583,825
As of September 30, 2024, the weighted average risk rating of our loan portfolio was 3.1, versus 2.8 as of December 31, 2023, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December, 31, 2023, is mainly a result of select loan risk rating downgrades partially offset by certain loan risk rating upgrades and resolutions of several previously risk-rated “5” loans.
Risk-Rated “5” Loans
As of September 30, 2024, we had nine loans that had a risk rating of “5” with an aggregate principal balance of $508.5 million, for which we recorded an allowance for credit losses of $200.3 million. These nine loans were on nonaccrual status as of September 30, 2024. The performance of these assets, which include five office buildings, two mixed-use properties with an office component and two hotel properties, has been adversely affected to varying degrees by many different factors, such as slower leasing velocity, including leasing challenges of office properties in certain markets related to work from home trends and other submarket dynamics, combined with a significant rise in interest rates contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property specific factors.
During the three months ended September 30, 2024, as part of our quarterly risk rating process, we downgraded two senior loans with an aggregate outstanding principal balance of $86.0 million secured by an office property and a hotel property to a risk rating of “5”. These loans were downgraded due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties resulting from a variety of factors, including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance. These loans are considered collateral dependent and have been placed on nonaccrual status as of September 30, 2024.
During the three months ended September 30, 2024, we resolved a previously risk-rated “5” senior loan with an unpaid principal balance of $37.1 million secured by a mixed-use retail and office property located in Los Angeles, CA. In connection with the resolution, we incurred a write-off of $(22.3) million.
During the three months ended September 30, 2024, we resolved a previously risk-rated “5” senior loan with an unpaid principal balance of $33.3 million secured by a multifamily property located in Chicago, IL. In connection with the resolution we incurred a write-off of $(3.3) million.

During the three months ended September 30, 2024, we modified a previously risk-rated “5” senior loan with an unpaid principal balance of $51.0 million as of June 30, 2024, secured by mixed-use multifamily, event space and office property located in Pittsburgh, PA, as described below. In connection with the modification, we incurred a write-off of $(19.0) million. See further details below.
Other Portfolio Developments
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
As noted above, during the three months ended September 30, 2024, we completed the modification of a first mortgage loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA, with an outstanding principal balance of $51.0 million at the time of modification. The terms of the modification included, among others: (i) a new $2.0 million capital infusion from the sponsor to further support the collateral property; (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior loan, with a $7.0 million unfunded commitment, and a $19.0 million mezzanine note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%, has an exit fee that was increased from 1.25% to 5.75% of the loan amount, and an extended maturity date of July 9, 2027. The mezzanine note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of sponsor’s equity, as defined in the loan agreement. The loan had been considered collateral-dependent, had a risk rating of “5” and had previously been placed on nonaccrual status. As of September 30, 2024, the mezzanine note was deemed uncollectible, resulting in the write-off of $(19.0) million noted above.
Portfolio Financing
As of September 30, 2024, our portfolio financing consisted of repurchase and secured credit facilities collateralized by loans held-for-investment and our one REO asset, and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 56.1% of portfolio loan-level financing as of September 30, 2024.
The following table details our portfolio loan-level financing as of September 30, 2024, and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
CRE CLOs	$816,103	$991,698
Secured credit facility	85,192	84,000
Secured repurchase agreement (non-mark-to-market)(1)	—	6,213
Total non-mark-to-market financing	901,295	1,081,911
Secured repurchase agreements (mark-to-market)	705,590	869,229
Total portfolio financing	$1,606,885	$1,951,140
______________________
(1)During the three months ended June 30, 2024, we repaid all outstanding borrowings under the facility and terminated the facility.
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of September 30, 2024, and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Loans held-for-investment	$2,045,699	$2,522,187
Real Estate Owned, net(1)	—	20,508
Restricted cash	—	—
Total	$2,045,699	$2,542,695
______________________
(1)As of December 31, 2023, real estate owned, net included $3.6 million in other assets and liabilities related to acquired leases.

Secured Repurchase Agreements
As of September 30, 2024, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.7 billion, which financed a portion of our loans held-for-investment and real estate owned. As of September 30, 2024, the weighted average borrowing rate on our repurchase facilities was 8.5%, the weighted average advance rate was 64.6%, and the term to maturity ranged from approximately 0.6 years to approximately 0.8 years, with a weighted average remaining maturity of 0.8 years.
The table below details our secured repurchase facilities as of September 30, 2024:

	September 30, 2024
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	No	$116,640	$133,360	$250,000
JPMorgan Chase Bank	July 28, 2025	No	432,570	70,277	502,847
Citibank	May 25, 2025	No	156,380	343,620	500,000
Total			$705,590	$547,257	$1,252,847
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of September 30, 2024.
Under our existing repurchase facilities, our counterparties may make margin calls as a result of a perceived decline in the value of our assets collateralizing the given facility due to a credit event or, under a limited number of our repurchase facilities, due to market events. To cover a margin call, we may transfer cash or other collateral to such a counterparty. Should the value of our assets suddenly decrease, significant margin calls on our mark-to-market repurchase facilities could result, causing an adverse change in our liquidity position.
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At September 30, 2024, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.8 billion of outstanding borrowings, financing 33 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, of $1.1 billion. As of September 30, 2024, our CRE CLOs financed 45.5% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.
The following table details our CRE CLO securitized debt obligations as of September 30, 2024:

(dollars in thousands)	September 30, 2024
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$515,833	$493,057	S+ 3.9%
Financing provided	398,185	396,876	S+ 1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	553,684	482,845	S+3.8%
Financing provided	419,227	419,227	S+2.0%
Total
Collateral assets	$1,069,517	$975,902	S+3.9%
Financing provided	$817,412	$816,103	S+1.9%
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
(2)No restricted cash is included as of September 30, 2024. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of September 30, 2024. Yield on collateral assets is exclusive of restricted cash.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $85.2 million as of September 30, 2024, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2025.

The following table details the outstanding borrowings under our secured credit facility as of September 30, 2024:

(dollars in thousands)	September 30, 2024
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$146,969	$100,409	S+4.1%
Borrowings outstanding	85,192	85,192	S+6.5%
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
Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of September 30, 2024
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $12.4 million.	Unrestricted cash of $113.5 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $0.6 billion and (ii) 75.0% of net cash proceeds of equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $0.6 billion.
Tangible net worth of $0.9 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 68.6%; Total leverage ratio of 63.8%
Interest Coverage
Minimum interest coverage of no less than 1.20:1.0 through September 30, 2024 (1.1:1.0 from October 1, 2024, through December 31, 2024; 1.15:1.0 from January 1, 2025, through March 31, 2025; 1.2:1.0 from April 1, 2025, through December 31, 2025; and 1.3:1.0 thereafter).
Interest coverage of 1.3:1.0
We were in compliance with these financial covenants as of September 30, 2024.
Leverage Ratios
As of September 30, 2024, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.2:1.0, and our recourse leverage ratio was 1.0:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of September 30, 2024, and December 31, 2023. The period-over-period increase in our leverage ratios was mainly related to a decrease in total equity balance due to higher CECL reserves recorded during the nine months ended September 30, 2024, which was partially offset by lower borrowings due to loan repayments and paydowns.

	September 30, 2024	December 31, 2023
Recourse leverage ratio(1)	1.0	0.9
Total leverage ratio(2)	2.2	2.1
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of September 30, 2024, 96.7% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.7 billion. As of September 30, 2024, 3.3% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to rising interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of September 30, 2024:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$2,270,870
Floating rate liabilities(1)(3)	1,608,194
Net floating rate exposure	$662,676
______________________
(1)As of September 30, 2024, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of September 30, 2024.
(3)Floating rate liabilities include our outstanding repurchase facilities, secured credit facility and CRE CLOs.
Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the nine months ended September 30, 2024, and 2023. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,449,251	$42,758	7.0%	$2,606,893	$141,062	7.2%
Subordinated loans	13,330	273	8.2%	13,398	816	8.1%
Total loan interest income/net asset yield	$2,462,581	$43,031	7.0%	$2,620,291	$141,878	7.2%
Other - Interest on cash and cash equivalents		1,266			4,953
Total interest income		$44,297			$146,831
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)	$1,687,347	$36,341	8.6%	$1,827,853	$117,626	8.6%
Subordinated loans	11,358	298	10.5%	11,415	893	10.4%
Total interest expense/cost of funds	$1,698,705	36,639	8.6%	$1,839,268	$118,519	8.6%
Net interest income/spread		$7,658	(1.6)%		$28,312	(1.4%)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$3,040,502	$63,570	8.4%	$3,196,230	$194,528	8.1%
Subordinated loans	13,597	278	8.2%	13,659	828	8.1%
Total loan interest income/net asset yield	$3,054,099	$63,848	8.4%	$3,209,889	$195,356	8.0%
Other - Interest on cash and cash equivalents		2,839			6,876
Total interest income		$66,687			$202,232
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)	$2,161,189	$44,265	8.2%	$2,245,722	$130,089	7.7%
Subordinated loans	8,163	175	8.6%	8,202	500	8.1%
Other:
Convertible senior notes	131,521	2,332	7.1%	131,290	6,975	7.1%
Total interest expense/cost of funds	$2,300,873	46,772	8.1%	$2,385,214	$137,564	7.5%
Net interest income/spread		$19,915	0.3%		$64,668	0.5%

______________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(4)Included in collateralized borrowings is the Centennial repurchase facility with an outstanding balance of $7.0 million as of September 30, 2023. The facility was terminated during the three months ended June 30, 2024 as shown in Note 6 - Secured Financing Agreements, which became collateralized by real estate owned on May 16, 2023. During the nine months ended September 30, 2024, the facility had an average balance collateralized by real estate owned of $2.4 million. During the nine months ended September 30, 2024, the facility accrued interest expense of $187.0 thousand, related to the balance collateralized by real estate owned. During the three and nine months ended September 30, 2023, the facility had an average balance collateralized by real estate owned of $6.9 million and $3.5 million, respectively. During the three and nine months ended September 30, 2023, the facility accrued interest expense of $3.2 million and $3.3 million while collateralized by real estate owned, respectively.
Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at a periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, credit-worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the continued volatility in global markets, driven by investor concerns over inflation, elevated interest rates and geopolitical uncertainty, and how they will affect our operating results.
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations so that we develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. Investor concerns over inflation, elevated interest rates and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. This dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types (which are a significant source of our overall liquidity) and the volume of our originations of new loan investments.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means, which may include, but are not to be limited to, securitizations, note sales and issuance of secured and unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation trends, high interest rates and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
We finance pools of our commercial real estate loans through CRE CLOs, retaining subordinate securities in our investment portfolio. Our CRE CLOs are accounted for as financings with the non-retained securitized debt obligations recognized on our condensed consolidated balance sheets.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control such as the level of market interest rates. We try to mitigate these risks by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investment portfolio. Nevertheless, unanticipated credit losses, including as a result of inflation, high interest rates, capital markets volatility and geopolitical uncertainty, could occur that could adversely impact our operating results. Volatility in market interest rates may result in fluctuations in cash flows and values of properties securing our loans. As a result, there may exist the risk of non-performance on our floating-rate loans, and in the case of a significant increase in interest rates, the cash flows of the collateral properties may not sufficiently cover debt service due under our loans, which may contribute to loan non-performance or, in certain cases, loan default.
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
Summary of Results of Operations and Financial Condition

Comparison of the Three Months Ended September 30, 2024, and June 30, 2024
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended September 30, 2024, and June 30, 2024:

(in thousands)	Three Months Ended
Income Statement Data:	September 30, 2024	June 30, 2024	Q3’24 vs Q2’24
Interest income:	(unaudited)
Loans held-for-investment	$43,031	$46,882	$(3,851)
Cash and cash equivalents	1,266	1,597	(331)
Total interest income	$44,297	$48,479	$(4,182)
Interest expense:
Repurchase facilities	$17,365	$19,331	$(1,966)
Securitized debt obligations	16,521	18,303	(1,782)
Secured credit facility	2,753	2,714	39
Total interest expense	36,639	40,348	(3,709)
Net interest income	$7,658	$8,131	$(473)
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
Interest Income
Interest income for the three months ended September 30, 2024, decreased to $44.3 million from $48.5 million for the three months ended June 30, 2024, mainly due to a lower average balance of our interest-earning assets as a result of loan repayments.
Interest Expense
Interest expense for the three months ended September 30, 2024, decreased to $36.6 million from $40.3 million for the three months ended June 30, 2024, mainly due to a lower average balance of our interest-bearing liabilities.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended September 30, 2024, and June 30, 2024:

(in thousands)	Three Months Ended
(Provision for) benefit from credit losses on:	September 30, 2024	June 30, 2024
Loans held-for-investment	$(28,391)	$(60,561)
Other liabilities	480	(195)
Total (provision for) benefit from credit losses	$(27,911)	$(60,756)
During the three months ended September 30, 2024, we recorded a provision for credit losses of $(27.9) million as compared to $(60.8) million for the three months ended June 30, 2024. The decrease in the provision for credit losses was primarily driven by recording a smaller increase in the allowance for credit losses for certain collateral-dependent loans that were individually assessed during the three months ended September 30, 2024 as compared to the three months ended June 30, 2024, as well as a recovery of amounts previously written-off, as described in Note 3.
Revenue from REO Operations
During the three months ended September 30, 2024, we recorded revenue from REO operations of $3.8 million as compared to $1.1 million for the three months ended June 30, 2024. The increase in revenue from REO was due to the first full quarter of activity on the REO acquisition that occurred June 27, 2024.

Expenses
The following table presents the components of expenses for the three months ended September 30, 2024, and June 30, 2024:

	Three Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024
Compensation and benefits	$5,375	$4,721
Servicing expenses	1,197	1,398
Expenses from real estate owned operations	4,827	1,950
Other operating expenses	3,166	2,700
Total operating expenses	$14,565	$10,769
Annualized total operating expense ratio, excluding expenses from real estate owned operations	5.6%	4.6%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	4.1%	3.9%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits for the three months ended September 30, 2024, increased primarily due to higher non-cash equity compensation expense amortization as compared to the three months ended June 30, 2024. Servicing expenses for the three months ended September 30, 2024, decreased modestly primarily due to CLO servicing fees and special servicing fees related to select loans, as compared to the three months ended June 30, 2024. Expenses from REO operations for the three months ended September 30, 2024, increased primarily due to the first full quarter of activity on the REO acquisition that occurred on June 27, 2024, as compared to the prior quarter. Other operating expenses increased as compared to the prior quarter mainly due to higher professional fees. Our operating expense ratio, excluding REO, increased during the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, mainly due to higher expenses and lower average equity driven by the net loss for the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2024, and September 30, 2023
Net Interest Income
The following table presents the components of interest income and interest expense for the nine months ended September 30, 2024, and September 30, 2023:

(in thousands)	Nine Months Ended
Income Statement Data:	September 30, 2024	September 30, 2023	Q3’24 vs Q3’23
Interest income:
Loans held-for-investment	$141,878	$195,356	$(53,478)
Cash and cash equivalents	4,953	6,876	(1,923)
Total interest income	$146,831	$202,232	$(55,401)
Interest expense:
Repurchase facilities	$57,424	$64,630	$(7,206)
Securitized debt obligations	52,939	54,353	(1,414)
Convertible senior notes	—	6,975	(6,975)
Asset-specific financings	—	2,424	(2,424)
Secured credit facility	8,156	9,182	(1,026)
Total interest expense	$118,519	$137,564	$(19,045)
Net interest income	$28,312	$64,668	$(36,356)
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
Interest Income
Interest income for the nine months ended September 30, 2024, decreased to $146.8 million from $202.2 million for the nine months ended September 30, 2023, mainly due to a higher average balance of nonaccrual loans and a lower average balance of our interest-earning assets driven by loan prepayments, partially offset by an increase in short-term interest rates.

Interest Expense
Interest expense for the nine months ended September 30, 2024, decreased to $118.5 million from $137.6 million for the nine months ended September 30, 2023, mainly due to lower average balances on portfolio level financing and corporate borrowings, partially offset by an increase in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the nine months ended September 30, 2024, and September 30, 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
(Provision for) benefit from credit losses on:
Loans held-for-investment	(164,436)	(83,912)
Other liabilities	217	676
Total (provision for) benefit from credit losses	$(164,219)	$(83,236)
During the nine months ended September 30, 2024, we recorded a provision for credit losses of $(164.2) million as compared to $(83.2) million during the nine months ended September 30, 2023. The increase in the provision for credit losses was primarily driven by recording an increase in the allowance for certain collateral-dependent loans during the nine months ended September 30, 2024, that were individually assessed in accordance with ASU 2016-13.
Revenue from REO Operations
During the nine months ended September 30, 2024, we recorded revenue from REO operations of $6.0 million as compared to $1.5 million during the nine months ended September 30, 2023. The increase in revenue from REO is due to the full year of activity on the REO acquisition that occurred on May 16, 2023, as well as the first full quarter of activity on the REO acquisition that occurred on June 27, 2024.
Expenses
The following table presents the components of expenses for the nine months ended September 30, 2024, and September 30, 2023:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Compensation and benefits	$16,083	$17,165
Servicing expenses	3,971	4,029
Expenses from real estate owned operations	8,822	3,897
Other operating expenses	8,695	7,809
Total operating expenses	$37,571	$32,900
Annualized total operating expense ratio, excluding expenses from real estate owned operations	5.0%	4.1%
Annualized core operating expense ratio (excluding non-cash equity compensation and expenses from real estate owned operations)	3.9%	3.3%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits and servicing expenses for the nine months ended September 30, 2024, saw a decrease as compared to the nine months ended September 30, 2023. Expenses from real estate owned operations for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, increased due to the acquisitions of REO in May 2023 and June 2024. Other operating expenses saw an increase as compared to the nine months ended September 30, 2023. Our operating expense ratio, excluding REO, increased during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, mainly due to lower average equity mainly driven by higher CECL reserves.

Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of September 30, 2024, our capitalization included $1.6 billion of loan-level financing. Our loan-level financing as of September 30, 2024, is generally term-matched or matures in 2024 or later, and includes $0.7 billion of secured repurchase agreements, $0.8 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $85.2 million term-matched and non-mark-to-market secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations, Note 6 – Secured Financing Agreements and Note 7 – Convertible Senior Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations, our secured financing facilities and our convertible senior notes, respectively.
Leverage
From June 30, 2024, to September 30, 2024, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, increased from 2.5:1.0 to 2.2:1.0, mainly driven by a reduction in total outstanding debt. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of September 30, 2024:

(in thousands)	September 30, 2024
Cash and cash equivalents	$113,461
Approved but unused borrowing capacity on financing facilities	—
Total	$113,461
We have access to liquidity through public offerings of debt and equity securities, subject to market and other conditions. To facilitate such offerings, in August 2024, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in August 2027. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed. We may offer and sell from time to time the securities described in this shelf registration in one or more offerings for an aggregate offering price of up to $500,000,000, subject to certain adjustments. The securities covered by this registration statement include: (i) common stock, (ii) preferred stock, (iii) depositary shares, (iv) debt securities, (v) purchase contracts, and (vi) purchase units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. At any time, and from time to time, we may be evaluating or pursuing one or more liquidity enhancing transactions, but we cannot provide any assurance if or when we will consummate any such transaction, or the terms thereof.
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

We remain focused on actively managing our balance sheet and liquidity to best position us for the market environment, to satisfy our loan future funding and financing obligations and to make new investments, which we expect will cause us to take, and in some instances has already caused us to take, some or all of the following actions: raise capital from offerings of equity and/or debt securities, on a public or private basis; borrow additional capital; post additional collateral; sell assets; and/or change our dividend policy, which we will continue to evaluate in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain our REIT status. At any given time and from time to time we may be evaluating or pursuing one or more transactions, including, but not limited to, loan sales, capital markets activities and other sources of funding, to improve our liquidity or to refinance our debt or may otherwise seek transactions to reduce our interest expense or leverage and extend our debt maturities, which transactions, depending on market conditions and other factors, could result in actual losses and/or otherwise negatively impact our results of operations in one or more periods.
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $1.6 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, and secured credit facility; $109.5 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders, which are at the discretion of our board of directors.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation trends, high interest rates and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate fundamentals and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of the collateral underlying our repurchase facilities, secured credit facility and securitized debt obligations, as of September 30, 2024, and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Within one year	$1,388,344	$988,716
One to three years	218,541	962,424
Three to five years	—	—
Five years and over	—	—
Total	$1,606,885	$1,951,140

Cash Flows
For the nine months ended September 30, 2024, our restricted and unrestricted cash and cash equivalents balance decreased approximately $74.5 million, to $124.7 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the nine months ended September 30, 2024, operating activities increased our cash balances by approximately $8.7 million, primarily driven by equity compensation and amortization of deferred debt issuance costs.
•Cash flows from investing activities. For the nine months ended September 30, 2024, investing activities increased our cash balances by approximately $299.2 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the nine months ended September 30, 2024, financing activities decreased our cash balances by approximately $382.4 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations, partially offset by proceeds from repurchase agreements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing economic disruption and capital markets volatility resulting from inflation, high interest rates and geopolitical uncertainty.
Recent Market Conditions
Due to the macroeconomic challenges driven by inflation trends, high interest rates and geopolitical uncertainty, most of our borrowers, sponsors, their tenants, the properties serving as collateral for our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “Macroeconomic Environment” in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of current market conditions.
Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments, as well as seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Credit risk is also addressed through our ongoing review, and our investment portfolio is monitored for variance from underwritten and expected results on a monthly basis, with more intense analysis and oversight done on a quarterly basis. Nevertheless, unanticipated credit losses, including as a result of inflation, high interest rates and geopolitical uncertainty, could occur and could adversely impact our operating results.
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
Interest Rate Risk
Our primary strategy is to originate, invest in and manage a portfolio of senior floating-rate commercial mortgage loans. As a result, the composition of our investments in general is such that rising interest rates increase our net income, while declining interest rates will decrease our net income, subject to the impact of contractual interest rate floors. From time to time, we may originate, acquire or otherwise hold fixed-rate investments, which may expose our operating results to the risks posed by fluctuations in interest rates, which we may choose to hedge, if we deem it prudent.
In response to inflationary pressures, the Federal Reserve raised its benchmark overnight interest rates on multiple occasions in 2022 and 2023. These increases in interest rates have increased, and may continue to increase, our interest expense, which may not be fully offset by any increases in interest income. In addition, these higher benchmark interest rates have increased our borrowers’ interest payments, adversely affected commercial real estate property values and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, which could result in us realizing losses on our investments. Recently, given the decline in the rate of inflation, the Federal Reserve reduced its benchmark overnight interest rates by 0.50% and indicated potential additional reductions in the future, depending on the macroeconomic data and other factors. However, interest rates remain high, and the future rate reductions and how long interest rates will remain at their current levels and the direction and extent of any future interest rate changes remain uncertain.
As of September 30, 2024, approximately 96.7% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 3.3% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2024. All changes in value are measured as the change from our September 30, 2024, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$671	$340	$(340)	$(680)
Repurchase facilities	(294)	(147)	147	294
Securitized debt obligations	(341)	(170)	170	341
Secured financing facility	(35)	(18)	18	35
Total net assets	$1	$5	$(5)	$(10)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(422)	$(321)	$321	$642
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2024. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Various factors, such as elevated interest rates, inflation, geopolitical tensions and volatility in public equity and fixed income markets have led to increased cost and decreased availability of capital, which may adversely impact the ability of commercial property owners to service their debt obligations and refinance their loans as they mature and/or our ability to access capital markets.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings, such as repurchase facilities. Should the value of our investments serving as collateral for our repurchase facilities significantly decrease, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the collateral securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our financing counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, our ability to finance our investments and related future funding obligations would possibly decline or exist at less advantageous terms.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2024 through July 31, 2024	—	$—	—	3,647,672
August 1, 2024 through August 31, 2024	34,507	2.61	34,507	3,613,165
September 1, 2024 through September 30, 2024	692,053	2.78	692,053	5,921,112
Total	726,560	$2.73	726,560	5,921,112
______________________
(1)On May 9, 2023, we announced that our board of directors had amended our share repurchase program to authorize the repurchase of an additional 5,000,000 shares of our common stock, for a total share repurchase authorization of 9,000,000 shares of our common stock, inclusive of amounts previously authorized and on September 20, 2024, we announced that our board of directors had further amended our share repurchase program to authorize the repurchase of an additional 3,000,000 shares of our common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of our common stock, inclusive of amounts previously authorized. Our share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

10.1*
Employment Agreement, dated August 26, 2024, by and between Granite Point Mortgage Trust Inc. and Blake Johnson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2024).

10.2
Fifth Amendment to Guaranty, dated as of September 30, 2024, by and between Morgan Stanley Bank, N. A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2024).

10.3
Sixth Amendment to Amended and Restated Guaranty, dated as of September 30, 2024, by and between JPMorgan Chase Bank, National Association and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial JPM LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2024).

10.4
Second Amendment to Amended and Restated Guaranty, dated as of September 30, 2024, by and between Citibank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial CB LLC and GP Commercial CB SL Sub LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2024).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Index
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2024, filed with the SEC on November 6, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*    Management contract or compensatory plan, contract or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 6, 2024	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 6, 2024	By:	/s/ Marcin Urbaszek
Marcin Urbaszek Chief Financial Officer (Principal Accounting and Financial Officer)