Form 10-K
period 2024-12-31
Granite Point Mortgage Trust Inc.
filed 2025-02-27
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $146.3 million based on the closing sale price as reported on the NYSE on that date.
As of February 20, 2025, there were 48,850,685 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

GRANITE POINT MORTGAGE TRUST INC.
2024 ANNUAL REPORT ON FORM 10-K

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
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K for the year ended December 31, 2024, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
Important factors that may affect our actual results include, among others:
•the general political, economic and competitive conditions in the markets in which we invest and their impact on our investment portfolio, financial condition and business operations;
•inflationary trends which have led to higher interest rates and increased market volatility;
•reduced demand for office or retail space, including as a result of increased hybrid work schedules which allow work from remote locations other than the employer's office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;
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
•natural disasters, such as hurricanes, earthquakes, wildfires and floods, including climate change-related risks; acts of war and/or terrorism; pandemics or outbreaks of infectious disease; civil disturbances and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments, including as a result of a decease in the availability of and/or increase in the cost of insurance;
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

Our Loan Portfolio
As of December 31, 2024, our loan portfolio consisted of 54 commercial real estate loan investments with an aggregate principal balance of $2.1 billion and an additional $0.1 billion of future funding obligations. As of December 31, 2024, 97.9% of our loan portfolio by principal balance earned a floating rate of interest. The table below details overall statistics of our portfolio as of December 31, 2024:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$2,183,737	$2,093,096	$1,884,581	S+3.77%	S+4.01%	3.0	69.8%	64.6%
Subordinated loans	13,238	13,238	13,067	8.00%	8.11%	10.0	41.4%	36.2%
Total/Wtd. Avg.	$2,196,975	$2,106,334	$1,897,648	S+3.77%	S+4.01%	3.1	69.6%	64.4%
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

The map and charts below, weighted by carrying value, illustrate the geographic distribution and types of properties securing our loan portfolio as of December 31, 2024:

MN, 7.2%
NY, 10.4%
MA, 4.8%
CT, 2.6%
PA, 2.3%
NJ, 2.8%
OH, 0.3%
IL, 9.0%
CA, 12.5%
CO, 0.8%
VA, 1.2%
KY, 1.8%
NC, 2.6%
TN, 5.9%
AZ, 1.0%
AL, 1.2%
GA, 6.8%
TX, 16.0%
LA, 3.7%
FL,
7.2%

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
As of December 31, 2024, we had repurchase and secured credit financing facilities in place to finance loans held for investment asset with an aggregate maximum borrowing capacity of $1.3 billion.
We also finance pools of commercial real estate loans through CRE CLOs, which are consolidated on our financial statements. As of December 31, 2024, the outstanding amount due on securitized debt obligations was $0.8 billion.
We are not required to maintain any particular debt-to-equity leverage ratio. The actual leverage we employ for particular investments will depend upon our assessment of the credit, liquidity, price volatility and other risks of those investments and the financing counterparties, and availability of particular types of financing at the time, as well as the financial covenants under our financing facilities. Our decision to use leverage to finance our assets is at the discretion of our management team and is not subject to the approval of our stockholders. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to adjust our liquidity position. We endeavor to match the terms and indices of our assets and liabilities, including, potentially, through the use of derivatives in certain instances. We also seek to manage the risks associated with recourse borrowing.
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

Human Capital
Our team of talented employees is fundamental to our success. As of December 31, 2024, we employed 33 individuals, all of whom are full time and based out of our two primary office locations in New York, New York, and Saint Louis Park, Minnesota.
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
Employee Engagement
We conduct an annual employee survey to measure engagement and satisfaction and to identify any areas where we may improve our work environment, culture or benefit offerings. More than 85% of our team members have completed this engagement survey each year. More than 86% of respondents to the 2024 survey indicated that they Strongly Agree or Agree that the Company operates by strong values, they have confidence in the leadership of the Company, and there is good interdepartmental cooperation.
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
•physical and mental health and wellness offerings, including a gym reimbursement program, gym discount program, fitness rewards program, free subscriptions to a mental health and meditation app, and an employee assistance program;
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
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the Securities and Exchange Commission, or the SEC, staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat commercial mortgage-backed securities, or CMBS, B-notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses, as real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act.
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
We invest primarily in debt investments in or relating to commercial real estate assets. Deterioration of real estate fundamentals generally, and in the United States in particular, has increased the default risk applicable to borrowers, made it relatively more difficult for us to generate attractive risk-adjusted returns and continues to negatively impact our performance. Changes in general economic conditions have affected the creditworthiness of borrowers and the value of underlying real estate collateral relating to our investments. Such changes have included, and may in the future include, economic and/or market fluctuations, reduced demand for office properties as a result of increases in remote working arrangements, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, evictions and/or foreclosures, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations, political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy that depress travel activity, escalating global trade tensions, the conflict between Russia and Ukraine, conditions in the Middle East, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments. We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any future declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments and could also affect the pricing of these investments.
A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target investments on attractive terms. We compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Some of our competitors have raised, and may in the future raise, significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than we have. Furthermore, competition for originations of and investments in our target investments may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
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

A prolonged economic slowdown, a lengthy or severe recession, severe public health events or declining real estate values could impair our investments and harm our operations.
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
Additionally, global trade disruption, significant introductions of tariffs and other trade barriers and bilateral trade frictions, including due to war or other hostilities, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
Furthermore, severe public health events may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control. In addition, we may be materially and adversely affected as a result of many related factors outside our control, including the effectiveness of governmental responses to a severe public health event, pandemic or epidemic, the extension, amendment or withdrawal of any programs or initiatives established by governments and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.
Long-term macroeconomic effects from a severe public health event, pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate have had and could in the future have an adverse impact on our portfolio, which includes loans collateralized by office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionately affect certain asset classes and geographic areas. For example, many businesses permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which have had and could continue to have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in assets secured by office or hotel properties. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments.
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
The investment guidelines adopted by our board of directors do not require us to observe specific diversification criteria. The properties securing our investments may at times be concentrated in certain property types or geographies that may be subject to higher risk of loss. For example, our concentration of investments secured by office properties are subject to a higher risk of loss as a result of hybrid work arrangements that allow employees to work from remote locations other than their employer’s office premises.
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
Our existing loan investments often contain call protection or yield maintenance provisions that require a certain minimum amount of interest due to us regardless of when the loan is repaid. These include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due us from the date of repayment through a date that is frequently twelve or eighteen months after the origination date. Loan investments that are outstanding beyond the end of the call protection or yield maintenance period can be repaid with no prepayment fees or penalties. The absence of call protection or yield maintenance provisions may expose us to the risk of early repayment of loans, and the inability to redeploy capital accretively.
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
•fraudulent acts or theft on the part of the property owner, sponsor and/or property manager; and
•natural disasters, such as hurricanes, earthquakes, wildfires and floods, including climate change-related risks; acts of war and terrorism; social unrest; civil disturbances and other events which may result in property damage, a decrease in the availability of and/or an increase in the cost of insurance and/or uninsured losses.
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
The majority of our lending involves transitional loans to borrowers who are seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an asset it believes is an undervalued asset that has been under-managed and/or is located in a recovering market. If the borrower’s assessment of the asset as undervalued is inaccurate, or if the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to sufficiently improve the quality of the asset’s management and/or the value of the asset or stabilize the property, the borrower may not be able to satisfy the transitional loan through a sale of the property or conventional financing, and we bear the risk of loss of principal and non-payment of interest and fees. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets.
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
The success of our investment strategy depends, in part, on our ability to effectuate, when appropriate, loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges.
Further, such loan modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, replacement “takeout” financing will not be available. Additionally, such loan modifications may result in our becoming the owner of the underlying real estate. See “ — Risks Related to Our Lending and Investment Activities — Taking title to properties securing loans via foreclosure could result in losses that harm our results of operations and financial condition and — As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”

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
Taking title to properties securing loan investments, including via foreclosure, can result in losses that harm our results of operations and financial condition.
Taking title to properties securing loan investments via foreclosure or other means can be a lengthy and expensive process. If we take title to a property securing a loan investment, and if we do not or cannot sell the property, we would then come to own and operate it as real estate owned, or REO. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan, and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even if the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower’s debt. See “ — Risks Related to Our Lending and Investment Activities — Financial or operating difficulties of our borrowers may result in being subject to bankruptcy proceedings.” Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value.
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
As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
We are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are potentially subject to the costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, and to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of an increased prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), acts of God, terrorist attacks, war, pandemic or other public health events and other events that are beyond our control, and various uninsured or uninsurable risks. Because landlord claims for future rent are capped under bankruptcy laws, tenants in our properties may be incentivized to enter bankruptcy proceedings for the purpose of rejecting leases at our properties and reducing liability thereunder. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. In addition, if we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, we will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
Further, ownership of real estate assets may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of real estate may create liabilities that did not exist at the time we became the owner of such real estate. Even in cases where we are indemnified against certain liabilities arising out of violations of laws and regulations, including environmental laws and regulations, there can be no assurance as to the financial viability of a third-party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
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
Insurance on the properties underlying or securing our investments may not cover all losses.
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, wildfires, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding non-performance of, or loss on, our investment related to such property.
We depend on third-party service providers, including our loan servicer and our information technology managed service provider, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments, as well as for general operating purposes. For example, we rely on a third-party servicer to service the commercial real estate loans that we invest in, including the commercial real estate loans underlying our CRE CLOs and other commercial real estate debt investments to, among other things, collect principal and interest payments on such commercial real estate loans and perform certain asset management services in accordance with applicable laws and regulations. In addition, as described in further detail in “Cybersecurity” in Item 1C of this Annual Report on Form 10-K, we rely on a third-party provider for our information technology systems. Such vendors and others, such as trustees, appraisers and other due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. This may include systems failures, security breaches and errors that could significantly disrupt our business, including resulting in non-performance of, or loss of, investments or defaults under our financing facilities.
Increases in our CECL reserves have had and could continue to have an adverse effect on our business, financial condition and results of operations.
Our current expected credit loss, or CECL, reserves required under the ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, reflect our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. Changes to our CECL reserves are recognized through net income on our consolidated statements of operations. See Note 2 – Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of our CECL reserves.
While ASU 2016-13 does not require any particular method for determining CECL reserves, it does specify that reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining the CECL reserves may differ from the methodologies employed by other companies, our CECL reserves may not be comparable with the CECL reserves reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loan investments secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. A substantial portion of our loan investments are secured by office space and similar commercial real estate. This sector has over the past few years been negatively affected by certain macroeconomic factors, such as an increased prevalence of remote work. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loan investments. In addition, there can be no assurance that any loan modification or restructuring will not result in a substantial write-off of the principal of such loan, debt securities or other interests. If we are required to materially increase our CECL reserves for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
We have a substantial amount of debt and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations, such as our CRE CLOs) and derivative instruments, in addition to transaction or asset-specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or nonrecourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without the approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Our substantial amount of debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, or we may fail to comply with covenants or breach a representation contained in our debt agreements, which in each case, if we are unable to obtain amendments or waivers of such covenants or representations from financing counterparties, may result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;
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
To the extent that our financing costs are determined by reference to floating rates, such as the Secured Overnight Financing Rate, or SOFR, or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In response to inflationary pressures, the Federal Reserve raised benchmark overnight interest rates on multiple occasions in 2022 and 2023. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024, they remain high and how long they will remain at elevated levels remains uncertain. These increased rates have increased borrowers' interest payments, adversely affected commercial real estate property values and for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, as well as losses on our investments.
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
We borrow funds under repurchase facilities and other financing arrangements with various counterparties. The documents that govern these financing arrangements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants that may restrict our flexibility to determine our operating policies and investment strategy. For instance, these financing arrangements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are, and in the future may also be, subject to cross-default and acceleration rights in our other debt arrangements. Further, these covenants could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. These financing arrangements also grant certain consent rights to the lenders thereunder which give them the right to consent to certain modifications to the financed collateral and could limit our ability to manage a financed investment in a way that we think would provide the best outcome for our stockholders.
Our existing asset financing facilities require, and future asset financing facilities may require, us to provide additional collateral or pay down debt.
Our repurchase facilities with various counterparties, any bank credit facilities and additional repurchase facilities or other financing we may enter into in the future involve the risk that the market value of the assets financed may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional margin and/or pledging additional collateral would reduce our cash and/or collateral available for other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the financed investment has declined as of the end of that term, or if we default on our obligations under the repurchase facility, we will likely incur a loss on our repurchase transactions.
Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances (including securitizations, like our CRE CLOs) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase facilities on acceptable terms or at all. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including the market's view of the quality of our investments, the market’s perception of our growth potential, our current and potential future earnings and cash dividends, any credit ratings we or our corporate debt may receive from major rating agencies, the prevailing interest rates being paid by other companies that investors consider to be comparable to us and the market price of our securities.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by our potential lenders not to extend credit.
An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, ifs regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates.
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
In addition, inflation, rapid increases in interest rates, and other similar macroeconomic trends or factors can result in extreme volatility in the capital and credit markets, economic disruptions have led and may in the future lead to a decline in the trading value of previously issued government securities with interest rates below current market interest rates, which may result in additional liquidity concerns for us and/or in the broader financial services industry.
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
We currently guarantee certain obligations of our subsidiaries under the various financing facilities that provide for significant aggregate borrowings and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase facilities and unsecured indebtedness.
Our use of financing may create a mismatch with the duration and interest rate of the investments that we are financing, which could adversely impact our liquidity and returns.
We intend to structure our financing such that we minimize the difference between the term of our investments and the term of the financing for such investments. In the event that our financing is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement financing, which would have an adverse impact on our liquidity and our returns.
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
We have securitized and may in the future seek to securitize certain of our investments. This involves creating a special-purpose vehicle, contributing a pool of our assets to the entity and selling interests in the entity or other securities issued by the entity on a nonrecourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities backed by loan pools). We have in the past retained, and would expect in the future to retain, all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have in the past, and may in the future, retain pari passu participations in securitized loans. Investments in CMBS, CRE CLOs and other similarly structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests. In addition, the securitization of our investments might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of investments before the owners of the notes experience any losses.
The inability to securitize our investments may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual investments in which we do not sell interests may be riskier and more likely to experience losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have, and may in the future, be required to purchase and retain certain interests in a securitization into which we sell investments and/or, when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with the securitization of investments. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of securitizations.
Risks Related to Our Company and Structure
Our ability to retain and attract key personnel is critical to our success.
Our success depends on our ability to retain our senior management and other key members of our team and to recruit additional qualified personnel as needed. Many members of our senior management team have a history of working together that predates the Company’s inception, and any loss of talent from that group could be disruptive to their effective functioning. Additionally, the size of our employee base (33 employees as of December 31, 2024, inclusive of the senior management group) means that we have limited overlap in roles such that any degree of attrition could challenge operations. Many of these roles are highly specialized and specific to our industry, making them difficult to source. We have also found that the marketplace for talent has become increasingly competitive and costly across seniority levels and job categories as unemployment rates remain low.
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
Our operations are highly dependent on our information systems and technology, which are provided and maintained by an outsourced information technology vendor, and we rely heavily on our financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are subject to cyberattacks, including ransomware attacks and social engineering, such as phishing, smishing and vishing, which are continually evolving and will likely continue to increase in sophistication and frequency in the future. Moreover, remote working, including pursuant to our hybrid work model, may be less secure and more susceptible to cyberattacks. Attacks on us and our service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data, disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code, or divert or steal funds, including by wire fraud and other nefarious means.
Cybersecurity incidents and cyberattacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties. We and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect us. For example, our information and technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cybercriminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders.
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
Many jurisdictions in which we operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. In addition, the SEC finalized a rule change in July 2023, to require public companies to report material cybersecurity incidents, including detail around such incident's material impact, on Form 8-K and mandate disclosure of cybersecurity risk management, strategy, and governance. In light of the focus of federal regulators on cybersecurity, SEC enforcement activity, including by the SEC's Office of Compliance Inspections and Examinations in its examination programs, has increased in recent years and may increase further.
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

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly-enacted laws or regulations (including laws and regulations having the effect of exempting REITs from the Investment Company Act) and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.
We are subject to laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
Risks associated with climate change may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from various stakeholders about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern U.S., where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio.
Further, significant physical effects of climate change, including changes in global weather patterns, rising sea levels, changes in temperature averages or extremes and extreme weather events, such as hurricanes, droughts or floods, can also have an adverse impact on certain of our properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.
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
Advocacy groups, government agencies, the general public, regulators, customers, investors, employees and other stakeholders have been increasingly focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report, which could negatively impact the market price of our securities.
Changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations and considering ESG factors in our investment processes. Statements about any ESG-related initiatives and goals we undertake, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and an executive order targeting diversity, equity and inclusion, or DEI, initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in our Company facing additional compliance obligations, becoming the subject of investigation and enforcement actions, or sustaining reputational harm.
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
The issuance of additional shares of our common stock, including in connection with our outstanding 7.00% Series A Fixed-to-Floating Cumulative Redeemable Preferred Stock, or our Series A Preferred Stock, or in connection with other future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we decide to issue debt or equity securities which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the shares of our common stock. Therefore, holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 450,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2024, under our charter, 11,500,000 of the authorized shares of preferred stock are classified as our Series A Preferred Stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to the issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third-party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price.
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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. Future revisions in the U.S. federal tax laws and interpretations thereof may affect or cause us to change our investments and commitments, and affect the tax considerations of an investment in us.
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

Our ownership of, and relationship with, our TRS will be restricted and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.
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
We expect that the aggregate value of all TRS stock and securities owned by us should be less than 20% of the value of our total assets. Although we monitor our investments in and transactions with our TRS, there can be no assurance that we will be able to comply with the limitation on the value of our TRS discussed above or to avoid application of the 100% excise tax discussed above.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity policies, processes and practices, which are integrated into our overall risk management program. In partnership with our outsourced technology provider, we have implemented extensive processes and controls to assess, manage and protect against material risks from cybersecurity threats, including the following:
•a managed detection and response platform that is monitored at all times by members of our third-party technology provider’s Security Operations Center team;
•periodic penetration testing and vulnerability scans;
•quarterly cybersecurity training and phishing email exercises for all employees and officers;
•vendor cybersecurity diligence;
•cybersecurity insurance; and
•an Incident Response Plan that includes procedures for responding to cybersecurity incidents.
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
Our Incident Response Team, in coordination with external advisors, is responsible for responding to and managing cybersecurity incidents pursuant to our Incident Response Plan. It includes our Cybersecurity Team, our Chief Executive Officer and other Company personnel as appropriate based on the nature of the incident.
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
Our common stock is listed on the NYSE under the symbol “GPMT.” On February 20, 2025, the closing price of our common stock, as reported on the NYSE, was $2.96 per share.
Holders
As of February 20, 2025, there were 167 registered holders of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
The following table presents cash dividends declared on our common stock since 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
December 19, 2024	December 31, 2024	January 15, 2025	$0.05
September 20, 2024	October 1, 2024	October 15, 2024	$0.05
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.30
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.20
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.80

Performance Graph
The following graph compares the stockholder’s cumulative total return on our common stock, assuming $100 invested at December 31, 2019, with all quarterly reinvestment of dividends before consideration of income taxes and without the payment of any commissions, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; (iii) the stocks included in the Bloomberg REIT Mortgage Index and (iv) the stocks included in the FTSE NAREIT Mortgage REITs Index. We have replaced the Bloomberg REIT Mortgage Index with the FTSE NAREIT Mortgage REITs Index in this Annual Report on Form 10-K because the Bloomberg REIT Mortgage Index was discontinued in 2024. We retained the Bloomberg REIT Mortgage Index in this Annual Report on Form 10-K for comparison purposes until the index was no longer available, but will not include that index in our stock performance graph going forward. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500, Bloomberg REIT Mortgage Index and FTSE NAREIT Mortgage REITs Index

250
200
150
100
50
0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Granite Point Mortgage Trust Inc.
S&P 500
Bloomberg REIT Mortgage Index
FTSE NAREIT Mortgage REITs Index

Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Granite Point Mortgage Trust Inc.	$100.00	$58.43	$74.00	$38.30	$49.26	$25.13
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
Bloomberg REIT Mortgage Index	$100.00	$77.80	$91.50	$69.20	$79.21	N/A
FTSE NAREIT Mortgage REITs Index	$100.00	$81.38	$94.05	$69.27	$79.79	$79.96

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 9, 2023, we announced that our board of directors had amended our share repurchase program to authorize the repurchase of an additional 5,000,000 shares of our common stock, for a total share repurchase authorization of 9,000,000 shares of our common stock, inclusive of amounts previously authorized and on September 20, 2024, we announced that our board of directors had further amended our share repurchase program to authorize the repurchase of an additional 3,000,000 shares of our common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of our common stock, inclusive of amounts previously authorized. Our share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the years ended December 31, 2024, and 2023, under our share repurchase program, we repurchased 2,392,671 shares of our common stock at a weighted average purchase price of $3.16 per share for an aggregate purchase price of $7.6 million, and 2,001,338 shares of our common stock at a weighted average purchase price of $5.12 per share for an aggregate purchase price of $10.3 million, respectively. As of December 31, 2024, there remained 4,765,245 shares authorized for repurchase under our share repurchase program.
Our board of directors also authorized the repurchase of shares of restricted common stock granted to employees and directors for tax withholding purposes. During the year ended December 31, 2023, pursuant to such authorization, we repurchased from employees 36,916 shares of our common stock at a weighted average purchase price of $6.40 for an aggregate purchase price of $0.2 million. No shares were repurchased for tax withholding purposes during the year ended December 31, 2024.
Issuer Purchases of Equity Securities
The following table summarizes the repurchase of common stock for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs(1)
October 1-31, 2024	—	$—	—	5,921,112
November 1-30, 2024	881,645	$3.45	881,645	5,039,467
December 1-31, 2024	274,222	$3.46	274,222	4,765,245
Total	1,155,867	$3.45	1,155,867	4,765,245
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
This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Recent Developments
Macroeconomic Environment
The year ended December 31, 2024, was characterized by continued volatility in the global securities markets, driven by investor concerns over inflation, elevated interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Events affecting financial institutions during the year also contributed to volatility in global markets and diminished liquidity and credit availability.
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
Office Property Market
The office property market has been experiencing higher vacancies, slower leasing activity and various tenants re-evaluating their need for space due in large part to remote and hybrid work arrangements. These factors coupled with inflation, elevated interest rates and limited market liquidity have created a high level of uncertainty with respect to property values. These dynamics have stressed certain borrowers’ ability and willingness to support their properties and perform in accordance with the terms of their loans. Given this uncertainty, it remains difficult to predict the effect these challenging conditions may have on the office property market, our borrowers, their performance under the terms of our loans secured by office properties and our financial results.

2024 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(221.5) million, or $(4.39) per basic common share.
•Generated Distributable Earnings (Loss) to common stockholders of $(143.9) million, or $(2.85) per basic common share, which includes $(146.3) million in write-offs and $8.8 million in recoveries of amounts previously written off, and excludes the $(201.4) million in provision for credit losses, $(6.6) million of non-cash equity compensation expense and $(6.3) million of non-cash depreciation and amortization on REO.
•Generated Distributable Earnings (Loss) Before Realized Gains and Losses to common stockholders of $(6.4) million, or $(0.13) per basic common share.
•Recorded an increase to the allowance for credit losses of $63.9 million, for a total allowance of credit losses of $201.0 million, or approximately 9.2% of total loan commitments of $2.2 billion at December 31, 2024.
•Book value per share of common stock at December 31, 2024, was $8.47, inclusive of $(4.12) per basic common share of total CECL reserve.
•Declared common stock dividends of $16.1 million, or $0.30 per basic common share, and preferred dividends of $14.4 million, or $1.75 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Funded $57.1 million of prior loan commitments and upsizes.
•Resolved a nonaccrual $93.7 million loan secured by a mixed-use office and retail property located in New York, NY, through a loan assumption to a third-party borrower, resulting in a new loan for GAAP purposes with an unpaid principal balance, or UPB, of $48.0 million.
•Realized $(727.1) million of total UPB in loan repayments, principal paydowns, principal amortization, cost recovery, sales, resolutions and write-offs.
•Acquired as REO through a negotiated transaction an office property with a carrying value at closing of $35.7 million.
•Maintained a portfolio of 54 loan investments with an aggregate unpaid principal balance of $2.1 billion and total commitments of $2.2 billion, a weighted average stabilized LTV at origination of 64.4%, and a weighted average all-in yield at origination of Standard Overnight Financing Rate, or SOFR, of S+4.01%.
Portfolio Financing Activity:
•Extended the Morgan Stanley financing facility to June 28, 2025, and adjusted the facility’s maximum borrowing capacity to $250 million.
•Elected to not renew the Goldman Sachs financing facility on its scheduled maturity.
•Terminated the Centennial Bank financing facility.
•Extended the Additional Advance Termination Date of the JPMorgan financing facility to October 12, 2025 (with a Company-held option to extend the Additional Advance Termination Date to April 12, 2026).
Corporate Financing Activity:
•Repurchased 2,392,671 shares of common stock at a weighted average purchase price of $3.16 for an aggregate purchase amount of $7.6 million.
Liquidity:
•At December 31, 2024, carried unrestricted cash of $87.8 million, a portion of which is subject to certain liquidity covenants, and restricted cash of $26.7 million.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the year ended December 31, 2024, we recorded a GAAP net (loss) per basic common share of $(4.39), declared a cash dividend of $0.30 per share of common stock and reported Distributable (loss) of $(2.85) per basic common share. Our book value as of December 31, 2024, was $8.47 per share of common stock, inclusive of $(4.12) per share of total CECL reserves.
As further described below, Distributable Earnings is a “non-GAAP financial measure.” We use Distributable Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is a performance metric we consider, along with other measures, when declaring our common stock dividends.

(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the years ended December 31, 2024, and 2023:

	Year Ended
	December 31,
(in thousands, except share data)	2024	2023
Net (loss) attributable to common stockholders	$(221,452)	$(77,649)
Basic weighted average common shares outstanding	50,423,243	51,641,619
Diluted weighted average common shares outstanding	50,423,243	51,641,619
Basic (loss) per weighted average common share	$(4.39)	$(1.50)
Diluted (loss) per weighted average common share	$(4.39)	$(1.50)
Dividend declared per common share	$0.30	$0.80
Distributable Earnings (Loss)
In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. Distributable Earnings (Loss) is intended to over time serve as a general, though imperfect, proxy for our taxable income. As such, Distributable Earnings (Loss) is considered a key indicator of our ability to generate sufficient income to pay dividends on our common stock, which is the primary focus of income-oriented investors who comprise a meaningful segment of our stockholder base. We believe providing Distributable Earnings (Loss) on a supplemental basis to our net income (loss) and cash flow from operating activities, as determined in accordance with GAAP, is helpful to stockholders in assessing the overall operating performance of our business.
For reporting purposes, we define Distributable Earnings (Loss) as net income (loss) attributable to our stockholders, computed in accordance with GAAP, excluding: (i) non-cash equity compensation expenses; (ii) depreciation and amortization; (iii) any unrealized gains (losses) or other similar non-cash items that are included in net income (loss) for the applicable reporting period (regardless of whether such items are included in other comprehensive income or in net income (loss) for such period); and (iv) certain non-cash items and one-time expenses. Distributable Earnings (Loss) may also be adjusted from time to time for reporting purposes to exclude one-time events pursuant to changes in GAAP and certain other material non-cash income or expense items approved by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings (Loss) only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.
While Distributable Earnings (Loss) excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings (Loss) if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings (Loss) will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the years ended December 31, 2024, and 2023, we recorded a provision for credit losses of $(201.4) million and $(104.8) million, respectively, which has been excluded from Distributable Earnings (Loss), consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above. During the years ended December 31, 2024, and 2023, we recorded $(6.3) million and $(3.4) million, respectively, in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings (Loss) consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above.
Distributable Earnings (Loss) does not represent GAAP net income (loss) attributable to common stockholders or cash flow from operating activities and should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders, or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings (Loss) may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and, accordingly, our reported Distributable Earnings (Loss) may not be comparable to the Distributable Earnings (Loss) reported by other companies.
We believe it is useful to our stockholders to present Distributable Earnings (Loss) Before Realized Gains and Losses, a non-GAAP measure, to reflect our run-rate operating results as (i) our operating results are mainly comprised of net interest income earned on our loan investments net of our operating expenses, which comprise our ongoing operations, (ii) it helps our stockholders in assessing the overall run-rate operating performance of our business, and (iii) it has been a useful reference related to our common dividend as it is one of the factors we and our Board of Directors consider when declaring the dividend. We believe that our stockholders use Distributable Earnings (Loss) and Distributable Earnings (Loss) Before Realized Gains

and Losses, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (Loss) Before Realized Gains and Losses and Distributable Earnings (Loss) for the years ended December 31, 2024, and 2023:

	Year Ended
	December 31,
(in thousands, except share data)	2024	2023
Reconciliation of GAAP net (loss) income to Distributable Earnings (Loss):
GAAP net (loss) income attributable to common stockholders	$(221,452)	$(77,649)
Adjustments:
Provision for credit losses	201,412	104,807
Realized losses on sales	—	—
Depreciation and amortization on real estate owned	6,280	3,375
Loss (gain) on extinguishment of debt	786	(238)
Non-cash equity compensation	6,565	6,979
Distributable Earnings (Loss) Before Realized Gains and Losses	$(6,409)	$37,274
Realized losses on write-offs, loan sales and REO conversions	(146,318)	(54,274)
Recoveries of previous write-offs	8,819	—
Distributable Earnings (Loss)	$(143,908)	$(17,000)
Distributable Earnings (Loss) per basic share of common stock	$(2.85)	$(0.33)
Distributable Earnings (Loss) per diluted share of common stock	$(2.85)	$(0.33)
Distributable Earnings (Loss) Before Realized Gains and Losses per basic share of common stock	$(0.13)	$0.72
Distributable Earnings (Loss) Before Realized Gains and Losses per diluted share of common stock	$(0.13)	$0.72
Basic weighted average common shares	50,423,243	51,641,619
Diluted weighted average common shares	50,423,243	51,641,619
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of December 31, 2024, and December 31, 2023:

(in thousands, except share data)	December 31, 2024	December 31, 2023
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	$619,092	$858,898
Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$413,354	$653,160
Shares:
Common shares outstanding	48,801,690	50,577,841
Book value per share of common stock	$8.47	$12.91
Book value per share as of December 31, 2024, includes the impact of an estimated allowance for credit losses of $201.0 million, or $(4.12) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At December 31, 2024, our loan portfolio was comprised of 54 investments, of which 53 were senior first mortgage loans totaling $2.2 billion of commitments with an unpaid principal balance of $2.1 billion, and one subordinated loan totaling $13.2 million in commitments and unpaid principal balance. At December 31, 2024, the weighted average risk rating of our loan portfolio was 3.1 as compared to 2.8 at December 31, 2023, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of December 31, 2024, we owned two office properties with an aggregate carrying value of $52.4 million, inclusive of $9.8 million of intangible assets included in other assets and $(0.2) million of other liabilities in our Consolidated Balance Sheets.
During the year ended December 31, 2024, we funded $57.1 million under existing loan commitments and loan upsizes. We realized $727.1 million in aggregate reductions in portfolio unpaid principal balance from loan repayments, paydowns, amortization and resolutions. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail.
The following table details our loan activity by unpaid principal balance for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Loan originations(1)	$48,018	$48,800
Other loan fundings(2)	$57,124	$71,266
Deferred interest capitalized	1,114	3,466
Transfers to real estate owned	(35,714)	(24,000)
Loan repayments(1)	(528,746)	(664,985)
Loan write-offs	(146,318)	(54,274)
Loan sales	(16,323)	(15,100)
Total loan activity, net	$(620,845)	$(634,827)
______________________
(1)Includes the $48.0 million loan assumption accounted for as a new loan under GAAP.
(2)Additional fundings made under existing loan commitments and upsizing of loans.
The following table details overall statistics for our loan portfolio as of December 31, 2024:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	54
Total loan commitments	$2,196,975
Unpaid principal balance	$2,106,334
Unfunded loan commitments	$90,641
Carrying value	$1,897,648
Weighted-average cash coupon(1)	S+3.77%
Weighted-average all-in yield(2)	S+4.01%
Stabilized LTV(3)	64.4%
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

The following table provides detail of our loan portfolio as of December 31, 2024:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$111.1	$109.2	$108.8	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior(7)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	10/19	87.5	87.4	87.2	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)	12/15	82.3	80.5	80.5	S+4.15%	S+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior(7)	07/19	79.7	79.7	79.5	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	78.7	78.5	78.0	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	12/18	78.1	63.8	63.9	S+3.90%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/22	77.3	77.3	77.1	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior(7)	12/16	71.3	71.3	71.3	S+5.15%	S+4.87%	4.0	FL	Office	73.3%	63.2%
Senior(9)	12/19	69.2	67.3	67.2	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	12/23	61.8	55.5	55.5	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior(7)	09/21	52.9	52.6	52.7	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	06/21	52.8	47.6	47.5	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(7)	08/17	50.0	50.0	49.8	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	07/22	48.6	48.2	47.6	S+2.78%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior(10)	11/24	48.0	48.0	47.6	S+3.75%	S+3.87%	3.0	NY	Mixed-Use	100.0%	55.8%
Senior	03/22	46.9	46.9	46.8	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	45.4	45.2	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	44.4	44.2	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.3	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	09/21	44.3	42.4	42.2	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.3	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	07/16	39.3	38.5	38.5	S+5.05%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior(8)	11/21	39.0	32.0	30.3	5.75%	3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	12/17	38.9	38.7	38.4	S+5.25%	S+5.26%	3.0	MA	Mixed-Use	72.9%	62.0%
Senior	04/22	36.3	34.3	32.8	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	03/20	34.9	24.4	24.3	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	11/21	33.4	32.9	32.9	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	08/19	33.2	31.6	31.5	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/19	32.9	32.7	32.6	S+3.73%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	30.2	29.1	29.0	S+2.97%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	04/22	28.6	27.0	26.9	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/22	27.2	24.5	24.3	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/19	26.9	26.9	26.9	S+4.45%	S+3.38%	3.0	TX	Multifamily	64.9%	64.9%
Senior(7)	01/19	26.1	26.1	26.1	S+3.40%	S+3.44%	3.0	MA	Office	71.2%	70.1%
Senior	10/21	25.7	25.7	25.6	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	01/18	25.2	25.2	25.1	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/21	24.7	17.0	16.9	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	03/20	24.7	22.6	22.5	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	05/21	23.3	20.4	20.3	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/20	21.9	21.9	21.7	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.5	21.5	21.4	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	06/19	21.0	20.4	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	20.0	20.0	19.7	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/21	16.7	14.2	14.2	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	10/18	15.8	15.8	16.0	S+5.21%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	07/19	15.6	13.5	13.5	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	08/17	15.4	14.4	14.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	13.9	13.9	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	13.2	13.2	13.2	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	07/18	12.4	10.0	9.9	S+4.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	11.4	10.7	10.7	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.3	6.7	6.6	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(199.7)
Total/Weighted Average Loans		$2,197.0	$2,106.3	$1,897.6	S+3.77%	S+4.01%	3.1			69.6%	64.4%
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
(7)Loan was held on nonaccrual status as of December 31, 2024.
(8)During the year ended December 31, 2024, we completed a modification that included an adjustment in rate to a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%.
(9)As of December 31, 2024, the loan was in maturity default with a maturity date of December 9, 2024. Subsequent to December 31, 2024, the loan extended from December 9, 2024 to December 9, 2025.
(10)Appraisal value was equal to the unpaid principal balance at the time of the loan assumption in November 2024, resulting in an initial LTV of 100%.
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of December 31, 2024, and December 31, 2023:

(dollars in thousands)	December 31, 2024			December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$153,954	$152,382	4	$71,597	$71,211
2	17	652,450	645,333	36	1,277,491	1,262,126
3	20	676,745	645,811	24	862,102	842,175
4	4	169,867	155,757	4	192,104	174,313
5	7	453,318	298,365	5	323,885	234,000
Total	54	$2,106,334	$1,897,648	73	$2,727,179	$2,583,825
As of December 31, 2024, the weighted average risk rating of our loan portfolio was 3.1, versus 2.8 as of December 31, 2023, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December, 31, 2023, is mainly a result of select loan risk rating downgrades partially offset by certain loan risk rating upgrades, repayments and resolutions of several previously risk-rated “5” loans.

Risk-Rated “5” Loans
As of December 31, 2024, we had seven loans that had a risk rating of “5” with an aggregate principal balance of $453.3 million, for which we recorded an allowance for credit losses of $154.7 million. These seven loans were on nonaccrual status as of December 31, 2024. The performance of these assets, which include four office buildings, one mixed-use property with an office component, one hotel asset and one multifamily property, has been adversely affected to varying degrees by many factors, such as slower pace in leasing activity for office properties, related to work from home trends and other submarket dynamics, combined with a significant rise in interest rates contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property specific factors. During the year ended December 31, 2024, four of these loans were downgraded to a risk rating of “5”, including two office loans, one hotel loan, and one multifamily loan. These loans were downgraded due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance. These loans are considered collateral dependent and have been placed on nonaccrual status as of December 31, 2024.
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
In November 2024, we completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of December 31, 2024, and December 31, 2023, the loan had a principal balance of $50.0 million and $48.5 million, respectively, and an amortized cost of $49.8 million and $48.3 million, respectively. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2025, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and the agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023 in conjunction with a previous modification. The loan was performing pursuant to its modified contractual terms as of December 31, 2024.
During the twelve months ended December 31, 2024, we completed the modification of a first mortgage loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA. As of December 31, 2024, and December 31, 2023, the loan had a principal balance of $32.0 million and $51.1 million, and an amortized cost of $30.3 million and $49.9 million, respectively. The terms of the modification included, among others, (i) a new $2.0 million capital infusion from the sponsor to further support the collateral property; (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior loan, with a $7.0 million unfunded commitment, and a $19.0 million mezzanine note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%, has an exit fee that was increased from 1.25% to 5.75% of the loan amount, and was extended to July 9, 2027. The mezzanine note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of September 30, 2024, the mezzanine note was deemed uncollectible, resulting in a write-off of $(19.0) million. The loan was performing pursuant to its modified contractual terms as of December 31, 2024.
During the twelve months ended December 31, 2024, we completed the modification of a first mortgage loan secured by a design building property located in New York, NY. As of December 31, 2024, and December 31, 2023, the loan had a principal balance of $34.3 million and $37.5 million, and an amortized cost of $32.8 million and $37.3 million, respectively. The terms of the modification included, among others, a restructuring of the $37.5 million loan at the time of the modification into (i) a $33.3 million senior loan, with $3.0 million in unfunded commitments, and (ii) a $4.2 million mezzanine note; a $2.6 million capital infusion from the sponsor to further support the collateral property; a change to the restructured senior loan’s coupon to S+3.00%, which was reduced from S+4.65%; an increase in the exit fee from 0.25% to 5.70% of the loan amount, and an extension of term to a maturity date of June 9, 2027. The mezzanine note was non-interest bearing and subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of June 30, 2024, the mezzanine note was deemed uncollectible, resulting in a write-off of $(4.2) million. The loan was performing pursuant to its modified contractual terms as of December 31, 2024.

Portfolio Financing
As of December 31, 2024, our portfolio financing consisted of repurchase and secured credit facilities collateralized by loans held-for-investment and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 59.4% of portfolio loan-level financing as of December 31, 2024.
The following table details our portfolio loan-level financing as of December 31, 2024, and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
CRE CLOs	$788,313	$991,698
Secured credit facility	86,774	84,000
Secured repurchase agreement (non-mark-to-market)(1)	—	6,213
Total non-mark-to-market financing	875,087	1,081,911
Secured repurchase agreements (mark-to-market)	597,874	869,229
Total portfolio financing	$1,472,961	$1,951,140
______________________
(1)During the three months ended June 30, 2024, we repaid all outstanding borrowings under the facility and terminated the facility.
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of December 31, 2024, and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Loans held-for-investment	$1,856,321	$2,522,187
Real Estate Owned, net(1)	—	20,508
Restricted cash	8,018	—
Total	$1,864,339	$2,542,695
______________________
(1)As of December 31, 2023, real estate owned, net included $3.6 million in other assets and liabilities related to acquired leases.
Secured Repurchase Agreements
As of December 31, 2024, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.6 billion, which financed a portion of our loans held-for-investment and real estate owned. As of December 31, 2024, the weighted average borrowing rate on our repurchase facilities was 7.8%, the weighted average advance rate was 61.7%, and the term to maturity ranged from approximately 0.4 years to approximately 0.6 years, with a weighted average remaining maturity of 0.5 years.
The table below details our secured repurchase facilities as of December 31, 2024:

	December 31, 2024
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	No	$76,195	$173,805	$250,000
JPMorgan Chase Bank	July 28, 2025	No	449,192	37,322	486,514
Citibank	May 25, 2025	No	72,487	427,513	500,000
Total			$597,874	$638,640	$1,236,514
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of December 31, 2024.
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

Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At December 31, 2024, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.8 billion of outstanding borrowings, financing 30 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, totaling $1.0 billion. As of December 31, 2024, our CRE CLOs financed 46.5% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.
The following table details our CRE CLO securitized debt obligations as of December 31, 2024:

(dollars in thousands)	December 31, 2024
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$475,908	$461,688	S+ 3.9%
Financing provided	370,155	369,086	S+ 1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	511,199	482,555	S+3.6%
Financing provided	419,227	419,227	S+2.0%
Total
Collateral assets(4)	$987,107	$944,243	S+3.7%
Financing provided	$789,382	$788,313	S+1.9%
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
(2)$8.0 million restricted cash is included as of December 31, 2024. No restricted cash is included as of December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of December 31, 2024, and December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(4)$8.0 million restricted cash is included as of December 31, 2024. No restricted cash is included as of December 31, 2023. Yield on collateral assets is exclusive of restricted
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $86.8 million as of December 31, 2024, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2025.
The following table details the outstanding borrowings under our secured credit facility as of December 31, 2024:

(dollars in thousands)	December 31, 2024
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$148,627	$98,015	S+4.2%
Borrowings outstanding	86,774	86,774	S+6.5%
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

Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of December 31, 2024
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $10.4 million.	Unrestricted cash of $87.8 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $0.6 billion and (ii) 75.0% of net cash proceeds of equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $0.6 billion.
Tangible net worth of $0.8 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 69.8%; Total leverage ratio of 64.6%
Interest Coverage	Minimum interest coverage of no less than 1.1:1.0 until and including December 31, 2024 (1.15:1.0 from January 1, 2025, through March 31, 2025; and 1.3:1.0 thereafter).	Interest coverage of 1.2:1.0
We were in compliance with these financial covenants as of December 31, 2024.
Leverage Ratios
As of December 31, 2024, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.2:1.0, and our recourse leverage ratio was 1.0:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of December 31, 2024, and December 31, 2023. The period-over-period increase in our leverage ratios was mainly related to a decrease in total equity balance due to higher CECL reserves recorded during the year ended December 31, 2024, which was partially offset by lower borrowings due to loan repayments and paydowns.

	December 31, 2024	December 31, 2023
Recourse leverage ratio(1)	1.0	0.9
Total leverage ratio(2)	2.2	2.1
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of December 31, 2024, 97.9% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.6 billion. As of December 31, 2024, 2.1% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to elevated interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of December 31, 2024:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$2,061,096
Floating rate liabilities(1)(3)	1,474,030
Net floating rate exposure	$587,066
______________________
(1)As of December 31, 2024, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of December 31, 2024.
(3)Floating rate liabilities include our outstanding repurchase facilities, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the years ended December 31, 2024, and 2023. The net asset yield reflects the impact of loans held on nonaccrual status.

	Year Ended December 31, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,526,334	$178,514	7.1%
Subordinated loans	13,364	1,087	8.1%
Total loan interest income/net asset yield	$2,539,698	$179,601	7.1%
Other - Interest on cash and cash equivalents		5,950
Total interest income		$185,551
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,757,513	$148,477	8.4%
Subordinated loans	11,386	1,191	10.5%
Total interest expense/cost of funds	$1,768,899	149,668	8.5%
Net interest income/spread		$35,883	(1.4)%

	Year Ended December 31, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$3,107,233	$253,629	8.2%
Subordinated loans	13,626	1,104	8.1%
Total loan interest income/net asset yield	$3,120,859	$254,733	8.2%
Other - Interest on cash and cash equivalents		9,002
Total interest income		$263,735
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)	$2,196,553	$174,083	7.9%
Subordinated loans	8,182	677	8.3%
Other:
Convertible senior notes	98,467	6,975	7.1%
Total interest expense/cost of funds	$2,303,202	181,735	7.9%
Net interest income/spread		$82,000	0.3%
______________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(4)Included in collateralized borrowings is the Centennial repurchase facility that was repaid on April 22, 2024 as shown in Note 6 - Secured Financing Agreements, which became collateralized by real estate owned on May 16, 2023. During the years ended December 31, 2024 and 2023, the facility had an average balance collateralized by real estate owned of $1.8 million and $4.3 million, respectively. During the years ended December 31, 2024 and 2023, the facility accrued interest expense of $0.2 million and $0.4 million related to the balance collateralized by real estate owned, respectively.

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
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means, which may include, but are not to be limited to, securitizations, note sales and issuance of secured and unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation trends, elevated interest rates and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
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
Changes in Market Interest Rates
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our borrowings. Changes in interest rates have affected, and may continue to affect, our net interest income from loans and other investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. For further discussion of the potential impacts of changes in interest rates, see “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” in Part I, Item 7A of this Annual Report on Form 10-K.
Summary of Results of Operations and Financial Condition
Our GAAP net (loss) attributable to common stockholders was $(221.5) million (or $(4.39) per basic weighted average share) for the year ended December 31, 2024, as compared to GAAP net income attributable to common stockholders of $(77.6) million (or $(1.50) per basic weighted average share) for the year ended December 31, 2023. The decrease in GAAP results was primarily due to an increase in provision for credit losses of $(201.4) million and a gain on extinguishment of debt of $(0.8) million during the year ended December 31, 2024, compared to a decrease in provision for credit losses of $(104.8) million and $0.2 million losses on extinguishment of debt during the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2024, and December 31, 2023
Net Interest Income
The following table presents the components of interest income and interest expense for the years ended December 31, 2024, and December 31, 2023:

(in thousands)	Year Ended
Income Statement Data:	2024	2023	2024 vs 2023
Interest income:
Loans held-for-investment	$179,601	$254,733	$(75,132)
Cash and cash equivalents	5,950	9,002	(3,052)
Total interest income	$185,551	$263,735	$(78,184)
Interest expense:
Repurchase facilities	$71,841	$86,593	$(14,752)
Securitized debt obligations	67,004	72,975	(5,971)
Convertible senior notes	—	6,975	(6,975)
Asset-specific financings	—	2,902	(2,902)
Secured credit facility	10,823	12,290	(1,467)
Total interest expense	$149,668	$181,735	$(32,067)
Net interest income	$35,883	$82,000	$(46,117)
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
Interest Income
Interest income for the year ended December 31, 2024, decreased to $185.6 million from $263.7 million for the year ended December 31, 2023, mainly due to a higher average balance of nonaccrual loans and a lower average balance of our interest-earning assets driven by loan prepayments.
Interest Expense
Interest expense for the year ended December 31, 2024, decreased to $149.7 million from $181.7 million for the year ended December 31, 2023, mainly due to a lower average balances on portfolio level financing and corporate borrowings.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the years ended December 31, 2024, and December 31, 2023:

	Year Ended December 31,
(in thousands)	2024	2023
(Provision for) benefit from credit losses on:
Loans held-for-investment	(202,565)	(106,600)
Other liabilities	1,153	1,793
Total (provision for) benefit from credit losses	$(201,412)	$(104,807)
During the year ended December 31, 2024, we recorded a provision for credit losses of $(201.4) million as compared to $(104.8) million during the year ended December 31, 2023. The increase in the provision for credit losses was primarily driven by an increase in the allowance for certain collateral-dependent loans during the year ended December 31, 2024, that were individually assessed in accordance with ASU 2016-13.
Revenue from REO Operations
During the year ended December 31, 2024, we recorded revenue from REO operations of $9.3 million as compared to $2.6 million during the year ended December 31, 2023. The increase in revenue from REO is due to the full year of activity on the REO acquisition that occurred on May 16, 2023, as well as the partial year of activity on the REO acquisition that occurred on June 27, 2024.

Expenses
The following table presents the components of expenses for the years ended December 31, 2024, and December 31, 2023:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Compensation and benefits	$19,461	$21,711
Servicing expenses	5,351	5,313
Expenses from real estate owned operations	13,186	5,977
Other operating expenses	12,075	10,289
Total operating expenses	$50,073	$43,290
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.0%	4.0%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	4.1%	3.3%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits and servicing expenses for the year ended December 31, 2024, saw a decrease as compared to the year ended December 31, 2023. Expenses from real estate owned operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, increased due to the acquisitions of REO in May 2023 and June 2024. Other operating expenses saw an increase as compared to the year ended December 31, 2023. Our operating expense ratio, excluding REO, increased during the year ended December 31, 2024, as compared to the year ended December 31, 2023, mainly due to lower average equity mainly driven by higher CECL reserves.
Financial Condition
As of December 31, 2024, our borrowings consisted of repurchase agreement facilities collateralized by a portion of our loans held-for-investment, securitized debt obligations issued by CRE CLOs collateralized by pools of our loans held-for-investment and a secured credit facility collateralized by loans held-for-investment.
As of December 31, 2024, we had outstanding $0.6 billion of repurchase agreement facility borrowings, and the term to maturity ranged from approximately 0.4 years to approximately 0.6 years. Our repurchase agreement facilities had a weighted average borrowing rate of 7.8% and weighted average remaining maturities of 0.5 years as of December 31, 2024.
As of December 31, 2024, we had outstanding $0.8 billion of securitized debt obligations with a weighted average borrowing rate of 6.6% and weighted average estimated remaining maturities of 0.7 years based on the maturities of the underlying loan collateral.
As of December 31, 2024, we had outstanding $86.8 million of secured credit facility borrowings with a weighted average borrowing rate of 10.9% and a term to maturity of 1.0 years.
As of December 31, 2024, the debt-to-equity ratio, defined as total debt, net of cash, divided by equity, was 2.2:1.0.
Dividends
For the year ended December 31, 2024, we declared dividends on our common stock totaling $0.30 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. Furthermore, if we distribute less than the sum of: (a) 85% of our ordinary income for the calendar year; (b) 95% of our capital gain net income for the calendar year; and (c) any undistributed shortfall from our prior calendar year, or the Required Distribution, to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Cash dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2024.

The following table presents cash dividends declared on our common stock since 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
December 19, 2024	December 31, 2024	January 15, 2025	$0.05
September 20, 2024	October 1, 2024	October 15, 2024	$0.05
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.30
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.20
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.80

The following table summarizes dividends declared since 2023 and their related tax characterization (per share amounts):

		Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Adjustments (1)	Ordinary Dividends (Non-Qualified) (2)	Qualified Ordinary Dividends	Capital Gain Distribution	Nondividend Distributions (3)
2024	$0.30	$0.15	$—	$—	$—	$0.45
2023	$0.80	$—	$—	$—	$—	$0.80
____________________
(1)The dividend declared in the fourth quarter of 2023 and paid in the first quarter of 2024 was treated as a 2024 distribution for federal income tax purposes. The dividend declared in the fourth quarter of 2024 and paid in the first quarter of 2025 was treated as a 2025 dividend for federal tax purposes.
(2)Beginning with the year ended December 31, 2018, and subsequent years, ordinary dividends (non-qualified) are also the portion of dividends that may be eligible for the 20% qualified business income deduction under Internal Revenue Code Section 199A.
(3)Distributions in excess of earnings and profits resulted in a return of capital for tax purposes.
Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of December 31, 2024, our capitalization included $1.5 billion of loan-level financing. Our loan-level financing as of December 31, 2024, is generally term-matched or matures in 2025, and includes $0.6 billion of secured repurchase agreements, $0.8 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $86.8 million term-matched and non-mark-to-market secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations and Note 6 – Secured Financing Agreements to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding our securitized debt obligations and our secured financing facilities, respectively.
Leverage
From December 31, 2023, to December 31, 2024, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, increased modestly from 2.1:1.0 to 2.2:1.0 mainly driven by a reduction in total equity, partially offset by a reduction in outstanding debt. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of December 31, 2024:

(in thousands)	December 31, 2024
Cash and cash equivalents	$87,788
Approved but unused borrowing capacity on financing facilities	—
Total	$87,788
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $1.5 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, and secured credit facility; $90.6 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders, which are at the discretion of our board of directors.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation trends, elevated interest rates and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate fundamentals and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of the collateral underlying our repurchase facilities, secured credit facility and securitized debt obligations, as of December 31, 2024, and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Within one year	$1,279,702	$988,716
One to three years	156,607	962,424
Three to five years	36,652	—
Five years and over	—	—
Total	$1,472,961	$1,951,140
Cash Flows
For the year ended December 31, 2024, our restricted and unrestricted cash and cash equivalents balance decreased approximately $84.7 million, to $114.5 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2024, operating activities increased our cash balances by approximately $8.8 million, primarily driven by equity compensation and amortization and depreciation.
•Cash flows from investing activities. For the year ended December 31, 2024, investing activities increased our cash balances by approximately $435.2 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the year ended December 31, 2024, financing activities decreased our cash balances by approximately $528.7 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations, partially offset by proceeds from repurchase agreements.
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
Dividends
We generally intend to distribute substantially all of our taxable income each year (which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders to comply with the REIT provisions of the Code. In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results, and our ability to pay distributions, will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, restrictions related to our financing facilities, applicable law and other factors that our board of directors deems relevant.
Inflation
Nearly all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to the inflationary pressures, in 2022 and 2023, the Federal Reserve increased its benchmark overnight interest rates. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024, they remain at elevated levels. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing economic disruption and capital markets volatility resulting from inflation, elevated interest rates and geopolitical uncertainty.
Recent Market Conditions
Due to the macroeconomic challenges driven by inflation trends, elevated interest rates and geopolitical uncertainty, most of our borrowers, sponsors, their tenants, the properties serving as collateral for our loan investments and the economy as a whole have been, and will likely continue to be, adversely affected. See “Macroeconomic Environment” in Part II, Item 7 of this Annual Report on Form 10-K for further discussion of current market conditions.
Credit Risk
We are subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. The performance and value of our investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. We seek to manage credit risk by performing deep fundamental credit analysis of our potential investments, as well as seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investments. Credit risk is also addressed through our ongoing review, and our investment portfolio is monitored for variance from underwritten and expected results on a monthly basis, with more intense analysis and oversight done on a quarterly basis. Nevertheless, unanticipated credit losses, including as a result of inflation, elevated interest rates and geopolitical uncertainty, could occur and could adversely impact our operating results.
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
In response to inflationary pressures, the Federal Reserve raised its benchmark overnight interest rates on multiple occasions in 2022 and 2023. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024, they remain high and how long they will remain at elevated levels remains uncertain. These higher interest rates have increased our interest expense, which may not be fully offset by any increases in interest income. In addition, these higher benchmark interest rates have increased our borrowers’ interest payments, adversely affected commercial real estate property values and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, which has resulted, and may continue to result, in us realizing losses on our investments.
As of December 31, 2024, approximately 97.9% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 2.1% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2024. All changes in value are measured as the change from our December 31, 2024, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$594	$315	$(324)	$(648)
Repurchase facilities	(249)	(125)	125	249
Securitized debt obligations	(329)	(164)	164	329
Secured financing facility	(36)	(18)	18	36
Total net assets	$(20)	$8	$(17)	$(34)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(17)	$(428)	$641	$1,282
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2024. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Extension Risk
We manage our assets based on a variety of assumptions and estimates, including among others, assumptions regarding the rate at which the borrowers will prepay our loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured financing arrangements. The current macroeconomic, commercial real estate and capital markets disruptions have resulted in, and will likely continue to result in, a decrease in prepayment rates and an increase in the number of our borrowers who exercise loan extension options. In addition, higher interest rates imposed by the Federal Reserve have led to, and may continue to lead to, a decrease in the pace of loan repayment and an increase in the number of our borrowers who exercise loan extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
As of December 31, 2024, the Company’s loans held-for-investment totaled $2.1 billion, and the associated allowance for credit losses (ACL) totaled $199.7 million. As disclosed in Notes 2 and 3 to the consolidated financial statements, the ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses (CECL) in the Company’s loans held-for-investment portfolio, including unfunded loan commitments, using a probability-weighted analytical model (CECL model) that considers the likelihood of default and loss-given-default for each individual loan. Additionally, for certain loans deemed to be collateral-dependent, the Company determines the ACL by using the difference between its estimation of the fair value of the underlying collateral, less costs to sell, to the amortized cost basis of the loan. To estimate the fair value of the underlying collateral, the Company generally uses a discounted cash flow model. Management applies significant judgment in establishing inputs used to determine the ACL and a variety of subjective assumptions.
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
With respect to the CECL model, with the support of specialists, we performed a model methodology review, assessed the Company’s model documentation and governance, and assessed the conceptual soundness and the model output. We also involved our specialists in assessing the macroeconomic forecast, reasonable and supportable forecast period, DSCR, LTV, and loan-specific qualitative factors. Our procedures included, amongst others, comparing information to external sources, peer information, and reviewing the results of managements’ specialists. For all collateral-dependent loans for which the ACL is measured using a discounted cash flow model, with the support of specialists, we independently developed a fair value estimate of the underlying collateral, less costs to sell and compared those to management’s estimate of fair value.
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

Minneapolis, Minnesota
February 27, 2025

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Loans held-for-investment	$2,097,375	$2,718,486
Allowance for credit losses	(199,727)	(134,661)
Loans held-for-investment, net	1,897,648	2,583,825
Cash and cash equivalents	87,788	188,370
Restricted cash	26,682	10,846
Real estate owned, net	42,815	16,939
Accrued interest receivable	8,668	12,380
Other assets	51,514	34,572
Total Assets (1)	$2,115,115	$2,846,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$597,874	$875,442
Securitized debt obligations	788,313	991,698
Secured credit facility	86,774	84,000
Dividends payable	6,238	14,136
Other liabilities	16,699	22,633
Total Liabilities (1)	1,495,898	1,987,909
Commitments and Contingencies (see Note 10)
Stockholders’ Equity
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, and 48,801,690 shares and 50,577,841 issued and outstanding, respectively	488	506
Additional paid-in capital	1,195,823	1,198,048
Cumulative earnings	(139,556)	67,495
Cumulative distributions to stockholders	(437,745)	(407,233)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	619,092	858,898
Non-controlling interests	125	125
Total Equity	619,217	859,023
Total Liabilities and Stockholders’ Equity	$2,115,115	$2,846,932
______________________
(1)The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At December 31, 2024, and December 31, 2023, assets of the VIEs totaled $951,295 and $1,233,821, respectively, and liabilities of the VIEs totaled $790,339 and $994,081, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2024	2023	2022
Interest income:
Loans held-for-investment	$179,601	$254,733	$208,500
Cash and cash equivalents	5,950	9,002	2,354
Total interest income	185,551	263,735	210,854
Interest expense:
Repurchase facilities	71,841	86,593	49,452
Secured credit facility	10,823	12,290	383
Securitized debt obligations	67,004	72,975	51,631
Convertible senior notes	—	6,975	17,527
Term financing facility	—	—	1,713
Asset-specific financings	—	2,902	1,669
Senior secured term loan facilities	—	—	3,754
Total interest expense	149,668	181,735	126,129
Net interest income	35,883	82,000	84,725
Other income (loss):
Revenue from real estate owned operations	9,327	2,622	—
Provision for credit losses	(201,412)	(104,807)	(69,265)
Gain (loss) on extinguishment of debt	(786)	238	(18,823)
Realized losses on sales	—	—	(1,702)
Fee income	—	134	954
Total other (loss) income	(192,871)	(101,813)	(88,836)
Expenses:
Compensation and benefits	19,461	21,711	20,225
Servicing expenses	5,351	5,313	5,718
Expenses from real estate owned operations	13,186	5,977	—
Other operating expenses	12,075	10,289	10,754
Total expenses	50,073	43,290	36,697
(Loss) income before income taxes	(207,061)	(63,103)	(40,808)
(Benefit from) provision for income taxes	(10)	95	17
Net (loss) income	(207,051)	(63,198)	(40,825)
Dividends on preferred stock	14,401	14,451	14,502
Net (loss) income attributable to common stockholders	$(221,452)	$(77,649)	$(55,327)
Basic (loss) earnings per weighted average common share	$(4.39)	$(1.50)	$(1.04)
Diluted (loss) earnings per weighted average common share	$(4.39)	$(1.50)	$(1.04)
Weighted average number of shares of common stock outstanding:
Basic	50,423,243	51,641,619	53,011,806
Diluted	50,423,243	51,641,619	53,011,806

Net (loss) income attributable to common stockholders	$(221,452)	$(77,649)	$(55,327)
Comprehensive (loss) income	$(221,452)	$(77,649)	$(55,327)
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2021	53,789,465	$538	4,596,500	$46	$1,125,241	$171,518	$(284,285)	$1,013,058	$125	$1,013,183
Net (loss) income	—	—	—	—	—	(40,825)	—	(40,825)	—	(40,825)
Issuance of preferred stock, net of offering costs	—	—	3,633,000	36	87,485	—	—	87,521	—	87,521
Restricted stock forfeiture	(69,039)	—	—	—	(824)	—	—	(824)	—	(824)
Restricted Stock Unit (RSU) forfeiture	—	—	—	—	(798)	—	—	(798)	—	(798)
Repurchase of common stock	(1,539,134)	(15)	—	—	(15,699)	—	—	(15,714)	—	(15,714)
Preferred dividends declared, $100 per share	—	—	—	—	—	—	(100)	(100)	—	(100)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(14,402)	(14,402)	—	(14,402)
Common dividends declared, $0.95 per share	—	—	—	—	—	—	(51,282)	(51,282)	—	(51,282)
Repurchase of common stock for tax withholding on vestings of RSUs	—	—	—	—	(114)	—	—	(114)	—	(114)
Non-cash equity award compensation	169,697	1	—	—	7,024	—	—	7,025	—	7,025
Balance, December 31, 2022	52,350.989	524	8,229,500	82	1,202,315	130,693	(350,069)	983,545	125	983,670
Net (loss) income	—	—	—	—	—	(63,198)	—	(63,198)	—	(63,198)
Restricted stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Repurchase of common stock	(2,001,338)	(20)	—	—	(10,278)	—	—	(10,298)	—	(10,298)
Preferred dividends declared, $49.44 per share	—	—	—	—	—	—	(49)	(49)	—	(49)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(14,402)	(14,402)	—	(14,402)
Common dividends declared, $0.80 per share	—	—	—	—	—	—	(42,713)	(42,713)	—	(42,713)
Repurchase of common stock for tax withholding on vestings of RSUs	(129,540)	(1)	—	—	(729)	—	—	(730)	—	(730)
Non-cash equity award compensation	394,646	4	—	—	6,976	—	—	6,980	—	6,980
Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
Net (loss) income	—	—	—	—	—	(207,051)	—	(207,051)	—	(207,051)
Repurchase of common stock	(2,392,671)	(24)	—	—	(7,597)	—	—	(7,621)	—	(7,621)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(14,401)	(14,401)	—	(14,401)
Common dividends declared, $0.30 per share	—	—	—	—	—	—	(16,111)	(16,111)	—	(16,111)
Repurchase of common stock for tax withholding on vestings of RSUs	(233,454)	(2)	—	—	(1,185)	—	—	(1,187)	—	(1,187)
Non-cash equity award compensation	849,974	8	—	—	6,557	—	—	6,565	—	6,565
Balance, December 31, 2024	48,801,690	$488	8,229,500	$82	$1,195,823	$(139,556)	$(437,745)	$619,092	$125	$619,217
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net loss	$(207,051)	$(63,198)	$(40,825)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(5,196)	(8,398)	(11,964)
Amortization of deferred debt issuance costs	5,406	8,269	12,412
Provision for credit losses	201,412	104,807	69,265
(Gain) loss on extinguishment of debt	423	(274)	11,307
Realized losses on loan sales	—	—	1,702
Amortization of equity-based compensation	6,565	6,979	7,025
Proceeds received from deferred interest capitalized on loans held-for-investment	2,935	359	7,903
Depreciation and amortization on real estate owned	6,513	3,492	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	3,712	1,033	(2,697)
Decrease (increase) in other assets	(1,995)	(771)	5,727
Increase (decrease) in other liabilities	(3,968)	(202)	(957)
Net cash provided by operating activities	8,756	52,096	58,898
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(100,816)	(118,177)	(557,468)
Proceeds from loan sales	16,400	14,980	64,045
Proceeds from repayment of loans held-for-investment	534,630	664,626	902,743
Increase in other assets, due from servicer on repayments of loans held-for-investment	(11,480)	—	(689)
Capital expenditures related to real estate owned	(2,767)	—	—
Purchases of other investments	(730)	—	—
Net cash provided by investing activities	435,237	561,429	408,631
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	145,928	558,954	828,893
Principal payments on repurchase facilities	(423,074)	(699,501)	(490,612)
Principal payments on securitized debt obligations	(204,477)	(147,881)	(543,023)
Repayment of senior secured term loan facilities	—	—	(150,000)
Proceeds from asset-specific financings	—	910	1,291
Repayment of asset-specific financings	—	(45,823)	—
Proceeds from secured credit facility	2,774	—	100,000
Repayment of secured credit facility	—	(16,000)	—
Repayment of convertible senior notes	—	(131,600)	(143,750)
Repayment of term financing facility	—	—	(129,099)
Payment of debt issuance costs	(2,671)	(3,923)	(9,557)
Proceeds from issuance of preferred stock, net of offering costs	—	—	87,521
Tax withholding on restricted stock and RSUs	(1,187)	(966)	(1,736)
Repurchase of common stock	(7,621)	(10,298)	(15,714)
Redemption of cumulative redeemable preferred stock	—	(1,000)	—
Dividends paid on preferred stock	(14,402)	(14,451)	(11,594)
Dividends paid on common stock	(24,009)	(42,895)	(54,277)
Net cash used in financing activities	(528,739)	(554,474)	(531,657)
Net decrease in cash, cash equivalents and restricted cash	(84,746)	59,051	(64,128)
Cash, cash equivalents, and restricted cash at beginning of period	199,216	140,165	204,293
Cash, cash equivalents, and restricted cash at end of period	$114,470	$199,216	$140,165
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$147,038	$182,569	$123,371
Cash (received) paid for taxes	$(477)	$964	$463
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$16,400	$14,980	$22,033
Dividends declared but not paid at end of period	$6,238	$14,136	$14,318
Transfers from loans held-for-investment to real estate owned, other assets and other liabilities	$35,659	$24,000	$—
Deferred financing costs, not yet paid	$—	$1,313	$1,757
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities including real estate owned and associated purchase price allocation of fair value, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market interest and capitalization rates, leasing, credit-worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term.
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.

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
Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is written off by reversing the accrued interest through interest income if determined not probable of collection, and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status; however, accrued interest receivable that has not been written off after 90 days, and subsequently is determined not to be probable of full collection, is written off within the provision for credit losses on the Company’s consolidated statements of comprehensive (loss) income. When there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection or has been modified.
Loans held-for-investment are reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. Changes to the allowance for credit losses are recognized through net (loss) income on the Company’s consolidated statements of comprehensive (loss) income. The allowance is based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. All loans held-for-investment within the Company’s portfolio have some amount of expected loss to reflect the principal underlying the Current Expected Credit Losses, or CECL, model that all loans have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, (iv) selecting the forecast for macroeconomic conditions and (v) determining the reasonable and supportable forecast period.
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
The Company generally estimates its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The Company licenses certain

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
macroeconomic financial forecasts from a third-party to inform its view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. The Company may use one or more of these forecasts in the process of estimating its allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses.
The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For loans that the Company determines foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral, less costs to sell if the Company intends to sell the collateral, and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.
While utilizing the practical expedient for collateral-dependent loans, the Company generally estimates the fair value of the loan’s underlying collateral using a discounted cash flow model, less the estimated cost to foreclose and sell the property when applicable. The estimation of the fair value of the collateral property involves using various Level 3 unobservable assumptions, which are inherently uncertain and subjective, and are in part developed based on discussions with various market participants and management’s best estimates, which may vary depending on the information available and market conditions as of the valuation date. These assumptions include property net operating income, capitalization rates, and discount rates. Selecting the appropriate inputs and assumptions requires significant judgment and consideration of various factors that are specific to the underlying collateral property being assessed. The Company’s estimate of the fair value of the collateral property is sensitive to both the valuation methodology selected and inputs used in the analysis. As a result, the fair value of the collateral property used in determining the expected credit losses is subject to uncertainty and any actual losses, if incurred, could differ materially from the estimated provision for credit losses.
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
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash payment is generally received within 30 days of recording the receivable. The Company generally writes off the accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are generally recognized within interest income in the consolidated statements of comprehensive (loss) income. Accrued interest receivable that has not been written off after 90 days, and subsequently is determined not to be probable of full collection, is written off within the provision for credit losses on the Company’s consolidated statements of comprehensive (loss) income.

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
Real Estate Owned
As part of its portfolio management strategy to maximize an economic outcome from a defaulted loan, the Company may assume legal title or physical possession of the underlying collateral property through foreclosure or the execution of a deed-in-lieu of foreclosure. Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as REO. The Company’s basis in REO and related acquired assets is equal to the estimated fair value of the collateral on the acquisition date and allocated within Real estate owned, Other assets and Other liabilities on the Company’s consolidated balance sheets. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates and capitalization rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon acquisition, the difference is recorded through the provision for credit losses in the Company’s consolidated statements of comprehensive (loss) income. Upon acquisition, the Company allocates the fair value of REO to land and land improvements, building and building improvements, tenant improvements, intangible assets and intangible liabilities, utilizing the relative fair value, as applicable.
As of December 31, 2024, REO and related acquired assets, except for land, are depreciated using the straight-line method over estimated useful lives as follows:

Description	Depreciable Life
Building	39 years
Building improvements	15 years
Tenant improvements	Over lease terms
Lease commissions	Over lease terms
Lease intangibles	Over lease terms
Renovations and/or replacements that improve or extend the life of the REO are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred in the Company’s consolidated statements of comprehensive (loss) income.
Building and tenant improvements depreciation and in-place lease intangibles amortization expense are recognized in expenses from real estate owned operations in the Company’s consolidated statements of comprehensive (loss) income. Above-market lease intangibles amortization and below-market lease intangibles accretion are recognized in revenue from real estate owned operations in the Company’s consolidated statements of comprehensive (loss) income.
REO is initially measured at fair value and is thereafter subject to an impairment assessment on a quarterly basis. Subsequent to an REO acquisition, events or circumstances may occur that may result in a material and sustained decrease in the cash flows generated from the property. REO is evaluated for recoverability when impairment indicators are identified. Upon the identification of an impairment indicator, an REO asset is further considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO asset over the estimated remaining holding period is less than the carrying value of such REO asset. An impairment charge is recorded when the carrying value of the REO exceeds the fair value. When determining the fair value of an REO asset, the Company makes certain assumptions including, but not limited to, projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the REO asset. Any impairment losses and gains or losses on sale are included in the Company’s consolidated statements of comprehensive (loss) income. Revenue and expenses from REO operations are included in the consolidated statements of comprehensive (loss) income within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable. The Company did not record any impairments of real estate for the years ended December 31, 2024, and 2023.
Repurchase Facilities
The Company finances certain of its loans held-for-investment through the use of repurchase facilities. Borrowings under repurchase facilities generally bear interest rates of a specified margin over one-month SOFR, and are generally uncommitted. The repurchase facilities are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.

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
Permanent Equity
The Company has common stock and preferred stock outstanding that are classified as permanent equity. The Company’s common stock is perpetual in nature with voting rights and dividend rights. The Company’s Series A Preferred Stock is classified as permanent equity. The outstanding shares of Series A Preferred Stock may be redeemed by the Company on and after November 30, 2026. See Note 11 – Preferred Stock for additional details regarding the Series A Preferred Stock.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Since the adoption of the 2022 Plan, no new equity awards may be granted under the 2017 Plan, but previously-granted RSUs and PSUs remained outstanding under the 2017 Plan as of December 31, 2024.
See Note 13 - Equity Incentive Plans for further details regarding the Equity Incentive Plans.
The cost of equity-based compensation is measured at its fair value at the grant date. Restricted stock and RSU-related compensation is amortized over the vesting term. PSU-related compensation is amortized over the vesting term to the extent that management estimates that it is probable that the performance conditions will be achieved. Changes in the estimate of the probability of achievement of the PSU performance conditions are recorded as a cumulative catch-up adjustment to retroactively apply the new estimate. The Company accounts for forfeitures as they occur. Amortization expense is included within compensation and benefits expense on the consolidated statements of comprehensive (loss) income.
Recently Issued and/or Adopted Accounting Standards
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07. The new guidance requires a public entity with a single reportable segment to provide new disclosures surrounding segment expenses and other segment items on an annual and interim basis, with the intention of improving reportable segment disclosure requirements as well as enhancing interim disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024, with the guidance to be adopted retrospectively to all prior periods presented. The Company has adopted ASU 2023-04, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The new guidance requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction, with the intention of improving the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has determined ASU 2023-09 will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. The new guidance requires a public business entity to provide disaggregated disclosures in the notes to the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. The guidance is applied prospectively and may be applied retrospectively. The Company is evaluating the impact of ASU 2024-03.
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2024, and December 31, 2023:

	December 31, 2024
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,093,096	$13,238	$2,106,334
Unamortized net deferred origination fees	(8,959)	—	(8,959)
Allowance for credit losses	(199,556)	(171)	(199,727)
Carrying value	$1,884,581	$13,067	$1,897,648
Unfunded commitments	$90,641	$—	$90,641
Number of loans	53	1	54
Weighted average coupon(3)	6.3%	8.0%	6.4%
Weighted average years to maturity(4)	0.6	2.1	0.6

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	December 31, 2023
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,713,672	$13,507	$2,727,179
Unamortized (discount) premium	(19)	—	(19)
Unamortized net deferred origination fees	(8,674)	—	(8,674)
Allowance for credit losses	(134,302)	(359)	(134,661)
Carrying value	$2,570,677	$13,148	$2,583,825
Unfunded commitments	$160,698	$—	$160,698
Number of loans	72	1	73
Weighted average coupon(3)	8.2%	8.0%	8.2%
Weighted average years to maturity(4)	0.7	3.1	0.7
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

(dollars in thousands)	December 31, 2024		December 31, 2023
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$872,306	46.0%	$1,116,551	43.2%
Multifamily	574,032	30.2%	826,125	32.0%
Hotel	114,054	6.0%	180,891	7.0%
Retail	164,424	8.7%	257,945	10.0%
Industrial	113,890	6.0%	113,972	4.4%
Other	58,942	3.1%	88,341	3.4%
Total	$1,897,648	100.0%	$2,583,825	100.0%

(dollars in thousands)	December 31, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$485,062	25.6%	$709,838	27.5%
Southwest	417,425	22.0%	495,133	19.2%
West	272,633	14.4%	328,547	12.7%
Midwest	300,617	15.8%	421,881	16.3%
Southeast	421,911	22.2%	628,426	24.3%
Total	$1,897,648	100.0%	$2,583,825	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Loan Portfolio Activity
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the years ended December 31, 2024, and 2023:

	Year Ended December 31, 2024			Year Ended December 31, 2023
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$2,718,486	$(134,661)	2,583,825	$3,350,150	$(82,335)	$3,267,815
Originations, additional fundings, upsizing of loans and capitalized deferred interest(1)	106,256	—	106,256	123,532	—	123,532
Repayments(1)	(528,746)	—	(528,746)	(664,985)	—	(664,985)
Transfers to loans held-for-sale, net of discount at time of transfer	(16,400)	—	(16,400)	(14,980)	—	(14,980)
Transfers to real estate owned	(35,659)	—	(35,659)	(24,000)	—	(24,000)
Net discount accretion (premium amortization)	15	—	15	28	—	28
Increase (decrease) from net deferred origination fees	(4,326)	—	(4,326)	(1,889)	—	(1,889)
Amortization of net deferred origination fees	4,067	—	4,067	4,904	—	4,904
Provision for credit losses	—	(202,565)	(202,565)	—	(106,600)	(106,600)
Write-offs	$(146,318)	$146,318	—	$(54,274)	$54,274	—
Recoveries of previous write-offs	$—	$(8,819)	(8,819)	$—	$—	—
Balance at end of period	$2,097,375	$(199,727)	$1,897,648	$2,718,486	$(134,661)	$2,583,825
______________________
(1)Includes the $48.0 million loan assumption accounted for as a new loan.
Allowance for Credit Losses
The following table presents the changes for the years ended December 31, 2024, and 2023 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Year Ended December 31, 2024
Balance at beginning of period	$91,372	$43,289	$134,661	$2,456	$137,117
Provision for (benefit from) credit losses	196,648	5,917	202,565	(1,153)	201,412
Write-off	(142,152)	(4,166)	(146,318)	—	(146,318)
Recoveries of previous write-offs	8,819	—	8,819	—	8,819
Balance at end of period	$154,687	$45,040	$199,727	$1,303	$201,030

Year Ended December 31, 2023
Balance at beginning of period	$39,258	$43,077	$82,335	$4,249	$86,584
Provision for (benefit from) credit losses	106,388	212	106,600	(1,793)	104,807
Write-off	(54,274)	—	(54,274)	—	(54,274)
Recoveries of previous write-offs	—	—	—	—	—
Balance at end of period	$91,372	$43,289	$134,661	$2,456	$137,117
______________________
(1)The CECL reserve for unfunded commitments is included in “Other liabilities” on the consolidated balance sheets.
During the year ended December 31, 2024, the Company recorded a net increase of $63.9 million in its allowance for credit losses on its loan portfolio primarily due to a $210.2 million increase in allowance inclusive of an $8.8 million recovery of

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
amounts previously written-off, partially offset by $(146.3) million in write-offs. The increase in the allowance was primarily related to specific reserves on loans that were assessed individually, and due to the ongoing challenges in the commercial real estate market and expectations for further pressure on property values, and other loan specific assumptions employed in estimating the general CECL reserve. The write-offs were primarily related to loans that had been previously assessed individually that were resolved during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company resolved nine senior loans with an aggregate principal balance of $344.4 million secured by three office properties, two multifamily properties, two mixed-use retail and office properties, one hotel property, and one mixed-use event space and office property. Three of the loans had been considered collateral-dependent and had previously been placed on nonaccrual status as of December 31, 2023. Six of the loans were considered collateral-dependent and placed on nonaccrual status for the first time during the year ended December 31, 2024. In connection with the resolutions, the Company incurred write-offs of $(142.2) million. Additionally, the Company incurred a write-off of $(4.2) million on one loan that was not considered collateral-dependent. See Loan Modifications below for further detail.
As of December 31, 2024, the Company had seven collateral-dependent loans with an aggregate principal balance of $453.3 million, for which the Company recorded an allowance for credit losses of $154.7 million. These loans were individually assessed in accordance with the CECL framework and the allowance for credit losses was determined based on the estimates of the collateral properties’ fair value. The performance of the collateral properties securing these loans, which include four office buildings, one mixed-use property with an office component, one hotel asset and one multifamily property, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets with reduced tenant demand, and a meaningfully higher cost of capital driven by high interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 9 - Fair Value, for further detail on the fair value measurement of these loans.
Nonaccrual Loans
The following table presents the carrying value of loans held-for-investment on nonaccrual status for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Nonaccrual loan carrying value at beginning of period	$343,683	$207,958
Addition of nonaccrual loan carrying value	253,732	292,078
Reduction of nonaccrual loan carrying value	(299,050)	(156,353)
Nonaccrual loan carrying value at end of period	$298,365	$343,683
As of December 31, 2024, the Company had seven senior loans with a total unpaid principal balance of $453.3 million and carrying value of $298.4 million that were held on nonaccrual status, compared to eight senior loans with a total unpaid principal balance of $450.1 million and carrying value of $343.7 million that were held on nonaccrual status as of December 31, 2023. Additionally, the Company had one loan with a principal balance of $67.3 million that was in maturity default and remained on accrual status as of December 31, 2024. Subsequent to year end, the loan was extended from December 9, 2024, to December 9, 2025. All other loans were considered current with respect to principal and interest payments due as of December 31, 2024, and December 31, 2023.
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
During the twelve months ended December 31, 2024, the Company entered into three loan modifications that met the disclosure requirements pursuant to ASU 2022-02, Troubled Debt Restructurings And Vintage Disclosures.
During the twelve months ended December 31, 2024, the Company completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of December 31, 2024, and December 31, 2023, the

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
loan had a principal balance of $50.0 million and $48.5 million, respectively, and an amortized cost of $49.8 million and $48.3 million, respectively. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2025, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and the Company’s agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023 in conjunction with a previous modification. The loan was performing pursuant to its modified contractual terms as of December 31, 2024.
During the twelve months ended December 31, 2024, the Company completed the modification of a first mortgage loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA. As of December 31, 2024, and December 31, 2023, the loan had a principal balance of $32.0 million and $51.1 million, and an amortized cost of $30.3 million and $49.9 million, respectively. The terms of the modification included, among others, (i) a new $2 million capital infusion from the sponsor to further support the collateral property; (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior loan, with a $7.0 million unfunded commitment, and a $19.0 million mezzanine note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%, has an exit fee that was increased from 1.25% to 5.75% of the loan amount, and was extended to July 9, 2027. The mezzanine note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of September 30, 2024, the mezzanine note was deemed uncollectible, resulting in a write-off of $(19.0) million. The loan was performing pursuant to its modified contractual terms as of December 31, 2024.
During the twelve months ended December 31, 2024, the Company completed the modification of a first mortgage loan secured by a design building property located in New York, NY. As of December 31, 2024, and December 31, 2023, the loan had a principal balance of $34.3 million and $37.5 million, and an amortized cost of $32.8 million and $37.3 million, respectively. The terms of the modification included, among others, a restructuring of the $37.5 million loan at the time of the modification into (i) a $33.3 million senior loan, with $3.0 million in unfunded commitments, and (ii) a $4.2 million mezzanine note; a $2.6 million capital infusion from the sponsor to further support the collateral property; a change to the restructured senior loan’s coupon to S+3.00%, which was reduced from S+4.65%; an increase in the exit fee from 0.25% to 5.70% of the loan amount, and an extension of term to a maturity date of June 9, 2027. The mezzanine note was non-interest bearing and subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of June 30, 2024, the mezzanine note was deemed uncollectible, resulting in a write-off of $(4.2) million. The loan was performing pursuant to its modified contractual terms as of December 31, 2024.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of December 31, 2024, and December 31, 2023:

(dollars in thousands)	December 31, 2024			December 31, 2023
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$153,954	$152,382	4	$71,597	$71,211
2	17	652,450	645,333	36	1,277,491	1,262,126
3	20	676,745	645,811	24	862,102	842,175
4	4	169,867	155,757	4	192,104	174,313
5	7	453,318	298,365	5	323,885	234,000
Total	54	$2,106,334	$1,897,648	73	$2,727,179	$2,583,825
As of December 31, 2024, the weighted average risk rating of the Company’s loan portfolio was 3.1, versus 2.8 as of December 31, 2023, weighted by unpaid principal balance. The change in portfolio risk rating as of December 31, 2024, versus December 31, 2023, is mainly a result of loan repayments on lower risk loans during the year ended December 31, 2024 and select loan risk rating downgrades, partially offset by certain rating upgrades.
As of December 31, 2024, the Company assigned a risk rating of “5” to seven senior loans with an aggregate outstanding principal balance of $453.3 million. During the year ended December 31, 2024, four of these loans were downgraded to a risk rating of “5”, including two office loans, one hotel loan, and one multifamily loan. These loans were downgraded due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance.
The following table presents the carrying value of loans held-for-investment as of December 31, 2024, and December 31, 2023, by risk rating and year of origination:

	December 31, 2024
(dollars in thousands)	Origination Year
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$46,560	$23,401	$21,285	$61,136	$152,382
2	—	—	187,027	199,733	—	258,573	645,333
3	45,689	54,076	57,082	149,026	46,363	293,575	645,811
4	—	—	41,711	—	—	114,046	155,757
5	—	—	—	39,236	—	259,129	298,365
Total	$45,689	$54,076	$332,380	$411,396	$67,648	$986,459	$1,897,648

Gross write-offs	$—	$—	$(16,173)	$(19,045)	$—	$(111,100)	$(146,318)

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	December 31, 2023
(dollars in thousands)	Origination Year
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$21,744	$49,467	$—	$71,211
2	—	328,576	349,210	21,966	474,669	87,705	1,262,126
3	47,760	105,934	146,538	22,599	189,259	330,085	842,175
4	—	—	—	—	25,807	148,506	174,313
5	—	—	—	—	121,940	112,060	234,000
Total	$47,760	$434,510	$495,748	$66,309	$861,142	$678,356	$2,583,825

Gross write-offs	$—	$—	$—	$—	$(33,324)	$(20,950)	$(54,274)
Note 4. Real Estate Owned, Net
On June 27, 2024, the Company acquired the legal title to an office property located in Maynard, MA pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held-for-investment, which had been originated in May 2018. As of March 31, 2024, prior to acquisition, the loan had a risk rating of “4”, was on nonaccrual status, and was assessed individually as a collateral-dependent loan due to an anticipated foreclosure. At the time of acquisition, the loan had an amortized cost and carrying value of $35.7 million. The Company recognized the property as real estate owned with a carrying value of $35.7 million based on the estimated fair value of the collateral property at the time of acquisition. This acquisition was accounted for as an asset acquisition.
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
The weighted average initial depreciation period for the acquired tenant improvements during the year ended December 31, 2024, were 4.6 years. The weighted average initial amortization period for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles acquired during the year ended December 31, 2024 were 4.6 years, 2.7 years, and 5.5 years, respectively. The weighted average remaining depreciation period for the tenant improvements on the office property located in Maynard, MA as of December 31, 2024, were 4.5 years. The weighted average remaining amortization period for the in-place lease intangibles, above-market lease intangibles and below-market lease intangibles on the office property located in Maynard, MA as of December 31, 2024 were 4.4 years, 2.4 years, and 5.0 years, respectively. The weighted average remaining amortization period for the lease commissions on the office property located in Maynard, MA as of December 31, 2024 were 5.4 years.
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
The weighted average initial depreciation period for the acquired tenant improvements during the year ended December 31, 2023, were 1.5 years. The weighted average initial amortization period for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles acquired during the year ended December 31, 2023, were 1.6 years, 1.9 years, and 3.6 years, respectively. The weighted average remaining depreciation period for the tenant improvements on the office property located in Phoenix, AZ as of December 31, 2024 and 2023, were 3.0 years and 2.3 years, respectively. The weighted average remaining amortization period for the in-place lease intangibles, above-market lease intangibles and below-market lease intangibles on the office property located in Phoenix, AZ as of December 31, 2024, and 2023, were 3.3 years and 2.6 years, 8.1 years and 5.9 years, and 3.8 years and 4.8 years, respectively. The weighted average remaining amortization period for the lease commissions on the office property located in Phoenix, AZ as of December 31, 2024 were 4.1 years. No lease commissions were outstanding on the office property located in Phoenix, AZ as of December 31, 2023.
The Company assumed certain legacy lease arrangements upon the acquisition of REO. These arrangements entitle the Company to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes.
The following table presents the identified intangible assets and liabilities related to REO as of December 31, 2024, and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Intangible Assets
Gross amount	$15,824	$5,681
Accumulated amortization	(6,063)	(2,082)
Total, net	$9,761	$3,599
Intangible Liabilities
Gross amount	$(184)	$(38)
Accumulated amortization	28	8
Total, net	$(156)	$(30)
The following table presents the REO operations and related income (loss) included in the Company’s consolidated statements of comprehensive (loss) income for the years ended December 31, 2024, and 2023:

(in thousands)	Year Ended December 31,
Real Estate Owned, Net	2024	2023
Rental income	$7,527	$2,510
Other operating income	1,800	112
Revenue from real estate owned operations	9,327	2,622
Expenses from real estate owned operations (1)	(13,186)	(5,977)
Total	$(3,859)	$(3,355)
______________________
(1) Includes $(6.3) million and $(3.4) million of depreciation and amortization for the years ended December 31, 2024, and 2023, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents the amortization of lease intangibles included in the Company’s consolidated statements of income for the years ended December 31, 2024, and 2023:

(in thousands)		Year Ended December 31,
	Income Statement Location	2024	2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$3,605	$1,957
Lease commissions	Expenses from real estate owned operations	124	—
Above-market lease intangibles	Revenue from real estate owned operations	(252)	(126)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	19	9
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities
2025	$2,805	$266	$232	$(33)
2026	2,013	152	232	(33)
2027	859	52	232	(33)
2028	829	39	232	(31)
2029	806	32	207	(26)
Thereafter	637	59	77	—
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of December 31, 2024:

(in thousands)	Contractual Lease Payments
2025	$7,899
2026	7,345
2027	4,589
2028	4,533
2029	4,455
Thereafter	3,984
The weighted average minimum remaining term of the non-cancelable leases was approximately 3.7 years as of December 31, 2024.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s consolidated balance sheets as of December 31, 2024, and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Loans held-for-investment	$975,627	$1,246,448
Allowance for credit losses	(39,402)	(21,107)
Loans held-for-investment, net	936,225	1,225,341
Restricted cash	8,018	—
Other assets	7,052	8,480
Total Assets	$951,295	$1,233,821
Securitized debt obligations	$788,313	$991,698
Other liabilities	2,026	2,383
Total Liabilities	$790,339	$994,081
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
The following table details the Company’s CRE CLO securitized debt obligations as of December 31, 2024, and December 31, 2023:

(dollars in thousands)	December 31, 2024			December 31, 2023
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$475,908	$461,688	S+3.9%	$621,409	$607,338	S+3.8%
Financing provided	370,155	369,086	S+1.9%	502,564	500,403	S+1.8%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	511,199	482,555	S+3.6%	629,273	618,003	S+3.8%
Financing provided	419,227	419,227	S+2.0%	491,295	491,295	S+1.9%
Total
Collateral assets(4)	$987,107	$944,243	S+3.7%	$1,250,682	$1,225,341	S+ 3.8%
Financing provided	$789,382	$788,313	S+1.9%	$993,859	$991,698	S+ 1.8%
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
(2)$8.0 million restricted cash is included as of December 31, 2024. No restricted cash is included as of December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of December 31, 2024, and December 31, 2023. Yield on collateral assets is exclusive of restricted cash.
(4)$8.0 million restricted cash is included as of December 31, 2024. No restricted cash is included as of December 31, 2023. Yield on collateral assets is exclusive of restricted
Other Investment
During the year ended December 31, 2024, the Company made a $0.7 million non-controlling investment in a partnership that is the borrower on one loan that is held-for-investment by the Company. The Company may contribute up to an additional $2.1 million in the form of an investment in the partnership entity.
The partnership is considered a VIE and the Company’s investment and loan to the partnership are considered variable interests in the VIE. The Company is not the primary beneficiary of the VIE because it does not have the power to direct the activities of the entity that most significantly impact the entity’s performance as all decisions are directed by the unaffiliated general partner of the partnership. The unconsolidated investment is included in the Company's consolidated balance sheets within Other Assets.
Note 6. Secured Financing Agreements
To finance its loans held-for-investment, the Company has a variety of secured financing arrangements with several counterparties, including repurchase facilities and a secured credit facility. The Company’s repurchase facilities are typically

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of December 31, 2024, and December 31, 2023:

	December 31, 2024
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	$76,195	$173,805	$250,000	$156,037	7.1%
JPMorgan Chase Bank	July 28, 2025	449,192	37,322	486,514	561,627	8.2%
Citibank	May 25, 2025	72,487	427,513	500,000	104,416	6.1%
Total		$597,874	$638,640	$1,236,514	$822,080
Secured credit facility	December 21, 2025	$86,774	$13,226	$100,000	$98,015	10.9%

	December 31, 2023
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2024	$193,165	$281,835	$475,000	$304,598	8.0%
Goldman Sachs Bank USA(3)	July 13, 2024	53,745	196,255	250,000	131,112	8.7%
JPMorgan Chase Bank	July 28, 2025	445,713	79,238	524,951	500,985	9.8%
Citibank	May 25, 2025	176,606	323,394	500,000	254,286	7.2%
Centennial Bank(4)	August 29, 2024	6,213	143,787	150,000	20,508	10.4%
Total		$875,442	$1,024,509	$1,899,951	$1,211,489
Secured credit facility	December 21, 2025	$84,000	$16,000	$100,000	$105,865	11.9%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of December 31, 2024, and December 31, 2023.
(3)During the year ended December 31, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.
(4)As of December 31, 2023, the outstanding balance was collateralized by real estate owned, inclusive of $3.6 million in other assets and liabilities related to acquired leases, respectively, (see Note 4 - Real Estate Owned, Net, for further detail) and one senior loan. During the year ended December 31, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at December 31, 2024, and December 31, 2023:

	December 31, 2024				December 31, 2023
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$76,195	$93,077	15%	0.49	$193,165	$118,253	14%	0.49
JPMorgan Chase Bank	449,192	149,643	24%	0.57	445,713	62,216	7%	1.58
Goldman Sachs Bank USA(2)	—	—	—%	—	53,745	78,949	9%	0.53
Citibank	72,487	35,650	6%	0.40	176,606	80,441	9%	1.40
Centennial Bank(3)	—	—	—%	—	6,213	17,757	2%	0.66
Total	$597,874	$278,370			$875,442	$357,616
______________________
(1)Represents the excess of the carrying amount or market value of the loans held-for-investment pledged as collateral for repurchase facilities, including accrued interest plus any cash on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)During the year ended December 31, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.
(3)During the year ended December 31, 2024, the Company repaid all outstanding borrowings under the facility and terminated the facility.
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2024, the Company’s unrestricted cash was $87.8 million, while 5.0% of the Company’s recourse indebtedness was $10.4 million.
•Tangible net worth must be greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million. As of December 31, 2024, the Company’s tangible net worth was $820.1 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of December 31, 2024, the Company’s target asset leverage ratio was 69.8% and the Company’s total leverage ratio was 64.6%.
•Minimum interest coverage of no less than 1.1:1.0 until and including December 31, 2024 (1.15:1.0 from January 1, 2025, through March 31, 2025; and 1.3:1.0 thereafter). As of December 31, 2024, the Company’s minimum interest coverage was 1.2:1.0.
As of December 31, 2024, and December 31, 2023, the Company was in compliance with its financial covenants.
Note 7. Convertible Senior Notes
In October 2018, the Company closed an underwritten public offering of $131.6 million aggregate principal amount of convertible senior notes due October 1, 2023. The convertible senior notes were unsecured, paid interest semiannually at a rate of 6.375% per annum and were convertible at the option of the holder into shares of the Company’s common stock. The Company redeemed for cash the convertible senior notes at maturity, and none of the notes remained outstanding as of December 31, 2024, and December 31, 2023.
The following table details the interest expense related to the convertible notes for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Cash coupon	$—	$6,293
Amortization of issuance costs	—	682
Total interest expense	$—	$6,975

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 8. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of December 31, 2024, the Company held $18.7 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $10.8 million and $1.4 million as of December 31, 2023, and 2022, respectively. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of December 31, 2024, the Company held $8.0 million in restricted cash related to the CRE CLOs, compared to none and $5.6 million in restricted cash related to the CRE CLOs as of December 31, 2023 and 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2024, 2023, and 2022, that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$87,788	$188,370	$133,132
Restricted cash	26,682	10,846	7,033
Total cash, cash equivalents and restricted cash	$114,470	$199,216	$140,165
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

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow models or similar techniques that require significant judgment or estimation.

The following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Recurring Fair Value
As of December 31, 2024, and 2023, the carrying values and fair values of cash and cash equivalents and restricted cash are measured at fair value on a recurring basis. No other assets or liabilities held by the Company are measured at fair value on a recurring basis.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from establishing the allowance for credit losses for collateral-dependent assets under GAAP.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
These items would constitute nonrecurring fair value measures. For collateral-dependent loans that are identified as impaired, the Company measures allowance for credit losses by comparing its estimation of the fair value of the underlying collateral, less costs to sell, to the carrying value of the respective loan. To estimate the fair value of the underlying collateral, the Company may (i) use certain valuation techniques which, among others, may include a discounted cash flow model, or (ii) obtain a third-party independent assessment of value such as an appraisal or other opinion of value. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
As of December 31, 2024, the Company deemed seven of its loans held-for-investment with an aggregate outstanding principal balance of $453.3 million, compared to seven loans with an aggregate outstanding principal balance of $401.6 million as of December 31, 2023, to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and would be classified as Level 3 assets in the fair value hierarchy. As of December 31, 2024, and 2023, five and seven loans, respectively, with an aggregate outstanding principal balance of $377.2 million and $401.6 million, respectively, were valued using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value on these loans as of December 31, 2024, and 2023, include the exit capitalization rate, which ranged from 6.25% to 13.00%, and 6.00% to 13.00%, respectively, and the discount rate, which ranged from 7.75% to 14.00%, and 7.25% to 13.50%, respectively. As of December 31, 2024, the weighted average exit capitalization rate by unpaid principal balance and weighted average discount rate by unpaid principal balance was 8.97% and 10.57%, respectively.
As of December 31, 2024, one loan with an aggregate outstanding principal balance of $26.1 million was valued using the estimated proceeds from the sale of the underlying collateral property, less the estimated costs to sell.
As of December 31, 2024, one loan with an outstanding principal balance of $50.0 million was largely valued using the cash collateral received from the settlement of arbitration proceedings.
Refer to Note 2 - Basis of Presentation and Significant Accounting Policies and Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
During the year ended December 31, 2024, the Company acquired legal title of an office property in Maynard, MA. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $35.7 million and was determined primarily using the discounted cash flow model. The significant unobservable inputs used to estimate the fair value include the exit capitalization rate and discount rate, which ranged from 8.50% to 10.50%, and from 10.25% to 11.75%, respectively. During the year ended December 31, 2023, the Company acquired legal title of an office property in Phoenix, AZ. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $24.0 million and was determined primarily using the discounted cash flow model. The significant unobservable inputs used to estimate the fair value include the exit capitalization rate and discount rate used to forecast the fair value of the underlying real estate collateral, which ranged from 6.75% to 7.25% and from 9.25% to 9.75%, respectively. Refer to Note 4 - Real Estate Owned, Net for further detail.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2024, and December 31, 2023:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$1,897,648	$1,951,039	$2,583,825	$2,596,577
Cash and cash equivalents	$87,788	$87,788	$188,370	$188,370
Restricted cash	$26,682	$26,682	$10,846	$10,846
Liabilities
Repurchase facilities	$597,874	$597,874	$875,442	$875,442
Securitized debt obligations	$788,313	$751,718	$991,698	$930,523
Secured credit facility	$86,774	$86,774	$84,000	$84,000
Note 10. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2024:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual is required as of December 31, 2024.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of December 31, 2024, and December 31, 2023, the Company had unfunded loan commitments of $90.6 million and $160.7 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of December 31, 2024, the Company recognized $1.3 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, for further detail.
Note 11. Preferred Stock

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Temporary Equity
The Company issued 10% cumulative redeemable preferred stock on June 28, 2017. The holder of the 10% cumulative redeemable preferred stock was entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at the rate of 10% per annum. The Company redeemed the 10% cumulative redeemable preferred stock on June 30, 2023, at a redemption price of $1,000 per share.
During the years ended December 31, 2023, and 2022, the Company declared dividends to the 10% cumulative redeemable preferred stockholder of $49,444 and $100,000, respectively. No dividends were declared during the year ended December 31, 2024.
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
Holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at a fixed rate of 7.00% per annum to, but excluding, January 15, 2027, and thereafter at a floating rate equal to the 3-month Term SOFR plus a spread of 5.83% per annum; provided, however, in no event will the floating rate be lower than 7.00% per annum. During each of the years ended December 31, 2024, 2023, and 2022, the Company declared dividends on the Series A Preferred Stock of $14.4 million.
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third-party investors for proceeds of $0.1 million. The 500 shares of preferred stock retained by the Company are eliminated in the Company’s consolidated statements of changes in equity and the 125 shares sold to third-party investors are shown in the Company’s consolidated statements of changes in equity as non-controlling interests.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 12. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the years ended December 31, 2024, 2023, and 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
December 19, 2024	December 31, 2024	January 15, 2025	$0.05
September 20, 2024	October 1, 2024	October 15, 2024	$0.05
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.30
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.20
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.80
2022
December 20, 2022	December 30, 2022	January 17, 2023	$0.20
September 20, 2022	October 3, 2022	October 17, 2022	$0.25
June 16, 2022	July 1, 2022	July 15, 2022	$0.25
March 17, 2022	April 1, 2022	April 15, 2022	$0.25
			$0.95
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 3,000,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the years ended December 31, 2024, 2023, and 2022, under its share repurchase plan, the Company repurchased 2,392,671, 2,001,338 and 1,539,134 shares of its common stock, respectively, for an aggregate cost, inclusive of commissions paid, of $7.6 million, $10.3 million and $15.7 million, respectively. As of December 31, 2024, there remained 4,765,245 shares authorized for repurchase under the Company’s share repurchase program.
The Company’s board of directors has also authorized the repurchase of shares of restricted stock granted to employees for tax withholding purposes. No shares of restricted stock were repurchased from employees during the year ended December 31, 2024. During the years ended December 31, 2023, and 2022, the Company repurchased from employees 36,916 and 69,039 shares of its restricted stock, respectively, for an aggregate cost of $0.2 million and $0.8 million, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the years ended December 31, 2024, 2023, and 2022:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2024
December 19, 2024	December 31, 2024	January 15, 2025	$0.4375
September 20, 2024	October 1, 2024	October 15, 2024	0.4375
June 18, 2024	July 1, 2024	July 15, 2024	0.4375
March 14, 2024	April 1, 2024	April 15, 2024	0.4375
			$1.7500
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.4375
September 20, 2023	October 2, 2023	October 16, 2023	0.4375
June 22, 2023	July 3, 2023	July 17, 2023	0.4375
March 16, 2023	April 3, 2023	April 17, 2023	0.4375
			$1.7500
2022
December 20, 2022	December 30, 2022	January 17, 2023	$0.43750
September 20, 2022	October 3, 2022	October 17, 2022	0.43750
June 16, 2022	July 1, 2022	July 15, 2022	0.43750
March 17, 2022	April 1, 2022	April 15, 2022	0.43750
			$1.75000
Note 13. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted restricted stock units, or RSUs, and performance share units, or PSUs, remain outstanding under the 2017 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of December 31, 2024, the Company had 6,660,615 shares of common stock available for future issuance under the 2022 Plan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the years ended December 31, 2024, 2023, and 2022:

	Restricted Stock	RSUs	Target Number of PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2021	264,662	933,283	347,896	$12.48
Granted	—	523,190	312,538	11.78
Vested	(103,038)	(218,034)	—	13.38
Forfeited	(69,039)	—	—	18.87
Outstanding at December 31, 2022	92,585	1,238,439	660,434	$11.83
Granted	—	1,255,082	734,223	5.02
Vested	(55,669)	(265,106)	—	11.98
Forfeited	(36,916)	(129,540)	—	12.55
Outstanding at December 31, 2023	—	2,098,875	1,394,657	$7.90
Granted	—	2,817,545	742,152	3.99
Vested	—	(849,974)	—	7.20
Forfeited	—	(442,693)	(589,690)	8.39
Outstanding at December 31, 2024	—	3,623,753	1,547,119	$5.23
Below is a summary of RSU and PSU vesting dates as of December 31, 2024:

Vesting Year	RSUs	Target Number of PSUs(1)	Total Awards
2025	1,391,175	271,576	1,662,751
2026	694,980	637,993	1,332,973
2027	1,537,598	637,550	2,175,148
Total	3,623,753	1,547,119	5,170,872
____________________
(1)The PSUs’ vesting date is based on the performance criteria determination date and not the performance criteria service end date. The determination date will occur in the first quarter of the following year after the performance criteria service date has passed. The table above reflects the year of the determination date.
For the year ended December 31, 2023, the Company recognized the remaining $47.5 thousand of compensation expense associated with awards of restricted stock within compensation and benefits expense on the consolidated statements of income. As of December 31, 2024, all awards of restricted stock had vested.
The Company’s RSUs are subject to time-based vesting schedules. For the year ended December 31, 2024, the Company recognized $6.3 million of compensation expense associated with these awards, compared to $6.7 million and $5.9 million for the years ended December 31, 2023, and 2022, respectively, within compensation and benefits expense on the consolidated statements of income. As of December 31, 2024, $7.4 million of total unrecognized compensation cost for awards of RSUs will be recognized over the grants’ remaining weighted average vesting period of 2.0 years.
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
For the year ended December 31, 2024, the Company recognized $0.2 million, of compensation expense associated with these awards, respectively, compared to $0.2 million and $0.5 million for the years ended December 31, 2023, and 2022,

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
respectively, within compensation and benefits expenses on the consolidated statements of income. As of December 31, 2024, $2.7 million of total unrecognized compensation cost for awards of PSUs will be recognized over the grants’ remaining weighted average vesting period of 1.8 years.
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
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$(43,483)	21%	$(13,252)	21%	$(8,570)	21%
State taxes, net of federal benefit, if applicable	—	—%	70	—%	14	—%
Permanent differences in taxable income from GAAP net income	546	—%	(261)	—%	(228)	1%
REIT income not subject to corporate income tax	42,927	(21)%	13,538	(21)%	8,801	(22)%
Provision for (benefit from) income taxes/ Effective Tax Rate	$(10)	—%	$95	—%	$17	—%
The Company’s permanent differences in taxable income from GAAP net loss attributable to common stockholders in the years ended December 31, 2024, 2023, and 2022, were primarily due to recurring differences in compensation expense.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 15. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31,
(in thousands, except share data)	2024	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(221,452)	$(77,649)	$(55,327)
Dividends allocated to participating restricted stock units	(967)	(1,661)	—
Net (loss) income attributable to common stockholders - basic	$(222,419)	$(79,310)	$(55,327)
Net (loss) income attributable to common stockholders - diluted	$(222,419)	$(79,310)	$(55,327)
Denominator:
Weighted average common shares outstanding	50,423,243	51,641,619	52,904,606
Weighted average restricted stock shares	—	—	107,200
Basic weighted average shares outstanding	50,423,243	51,641,619	53,011,806
Diluted weighted average shares outstanding	50,423,243	51,641,619	53,011,806
(Loss) earnings per share:
Basic	$(4.39)	$(1.50)	$(1.04)
Diluted	$(4.39)	$(1.50)	$(1.04)
For the year ended December 31, 2022, excluded from the calculation of diluted earnings per share is the effect of adding back $17.5 million of interest expense related to the Company’s convertible senior notes. For the year ended December 31, 2022, 13,431,000 of weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive. As of December 31, 2023, the convertible notes have been redeemed and no notes remain outstanding.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. During the years ended December 31, 2024, 2023, and 2022, 725,922, 496,317 and 393,610 of weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the year ended December 31, 2024, under both the two-class method and the treasury stock method no shares were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. For the years ended December 31, 2024, 2023, and 2022, under both the two-class method and treasury stock method no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. As of December 31, 2024, 2023, and 2022, there were no incremental shares of unvested PSUs.
Note 16. Segment Reporting
The Company generally derives its revenues from directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments, which largely includes interest income, net of premium amortization and discount accretion, from its investment portfolio of mortgage loans held-for-investment. The Company’s investment portfolio is subject to market risks, primarily credit risk and changes in interest rates. The Company mitigates these risks by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring its investment portfolio.
The Company’s investment portfolio is managed as a whole and resources are allocated and financial performance is assessed by the Company’s Chief Executive Officer, its chief operating decision maker, or the CODM, based on total assets reported on the consolidated balance sheet and net (loss) income reported on the consolidated statement of comprehensive (loss) income. The Company’s CODM views consolidated expense information related to interest expense, provision for credit losses, compensation and benefits expense, servicing expense and other operating expenses to be significant. Consolidated

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
comprehensive (loss) income is also used by the CODM to monitor actual results and benchmarking to that of its peers. Investment decisions are assessed collectively by the CODM, based on the inputs discussed above. Accordingly, the Company consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment.
Note 17. Subsequent Events
Events subsequent to December 31, 2024, were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements other than the events described below.
During January 2025, the Company took as REO an office in Miami Beach, FL, in satisfaction of a loan and related receivables with a carrying value of $71.0 million, inclusive of an allowance for credit losses of $(7.9) million, as of December 31, 2024. The loan had been on nonaccrual status and carried a risk rating of “5.” The Company expects to recognize the REO with a cost basis of $71.0 million, which represents its fair value less estimated cost to sell, derecognize the loan and related receivables, and recognize approximately $(7.9) million as a write-off to the allowance for credit losses.
During February 2025, the Company resolved a senior loan with a $26.1 million unpaid principal balance secured by an office property located in Boston, MA. The loan and related receivables had a carrying value of $9.6 million, inclusive of an allowance for credit losses of $(16.6) million as of December 31, 2024. The loan had been considered collateral-dependent, had a risk rating of “5” and had previously been placed on nonaccrual status. In connection with the resolution, which involved a short sale of the collateral property to a third-party and a discounted loan payoff, the Company expects to recognize approximately $(16.6) million as a write-off to the allowance for credit losses.

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2024
(dollars in thousands)

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Senior Loans (1)
Multifamily/Midwest	S +	2.80%	1/2026	P&I	$—	$109,205	$108,794	$—
Office/Midwest	S +	2.80%	2/2023	IO	—	93,099	93,203	93,099
Office/Southeast	S +	2.60%	1/2025	IO	—	87,434	87,170	—
Mixed-Use/Southwest	S +	4.15%	1/2025	IO	—	80,489	80,519	—
Office/Midwest	S +	3.74%	8/2024	IO	—	79,703	79,538	79,703
Mixed-Use/Southwest	S +	3.29%	7/2025	IO	—	78,443	77,967	—
Retail/West	S +	4.50%	11/2025	IO	—	77,250	77,071	—
Office/Southeast	S +	5.15%	7/2023	IO	—	71,251	71,251	71,251
Office/Northeast(6)	S +	3.50%	12/2024	IO	—	67,302	67,235	67,302
Office/Southwest	S +	3.90%	11/2025	IO	—	63,774	63,900	—
Office/West	S +	5.50%	12/2025	IO	—	55,529	55,529	—
Hotel/Midwest	S +	5.00%	1/2025	IO	—	52,649	52,651	—
Multifamily/Midwest	S +	4.35%	11/2025	IO	—	49,998	49,839	—
Multifamily/Southeast	S +	2.78%	8/2025	IO	—	48,240	47,635	—
Mixed-Use/Northeast	S +	3.75%	1/2028	IO	—	48,018	47,605	—
Office/Southeast	S +	4.38%	7/2025	IO	—	47,648	47,543	—
Industrial/Northeast	S +	3.25%	4/2025	IO	—	46,876	46,757	—
Multifamily/Southwest	S +	3.21%	9/2025	IO	—	45,448	45,334	—
Office/Northeast	S +	3.72%	7/2025	IO	—	45,361	45,206	—
Multifamily/Southwest	S +	3.41%	5/2025	IO	—	44,364	44,210	—
Industrial/Northeast	S +	3.05%	3/2025	IO	—	42,391	42,296	—
Office/West	S +	3.36%	10/2025	IO	—	42,357	42,160	—
Mixed-Use/Northeast	S +	5.25%	1/2025	IO	—	38,679	38,439	—
Office/Northeast	S +	5.05%	10/2025	P&I	—	38,514	38,488	—
Other/Northeast	S +	3.00%	6/2027	IO	—	34,270	32,787	—
Multifamily/Southeast	S +	3.13%	1/2025	IO	—	32,903	32,893	—
Multifamily/Southeast	S +	3.73%	10/2025	IO	—	32,734	32,557	—
Mixed-Use/Northeast	-	5.75%	7/2027	IO	—	32,000	30,277	—
Multifamily/Southwest	S +	2.96%	7/2025	IO	—	31,570	31,463	—
Office/Northeast	S +	2.97%	4/2025	IO	—	29,126	29,045	—
Multifamily/Southwest	S +	3.22%	5/2025	IO	—	27,001	26,886	—
Multifamily/Southwest	S +	4.45%	2/2025	IO	—	26,901	26,851	—
Office/Northeast	S +	3.40%	2/2024	IO	—	26,128	26,050	26,128
Industrial/Southeast	S +	3.20%	11/2025	IO	—	25,650	25,560	—
Hotel/Southwest	S +	5.18%	3/2025	IO	—	25,200	25,101	—
Office/Southeast	S +	4.14%	4/2025	IO	—	24,466	24,336	—
Office/Southeast	S +	5.04%	3/2025	IO	—	24,354	24,301	—
Multifamily/West	S +	3.23%	10/2025	IO	—	23,575	23,477	—
Office/West	S +	4.25%	3/2025	IO	—	22,608	22,482	—
Hotel/Southeast	S +	4.00%	3/2026	IO	—	21,865	21,707	—

Other/Northeast	S +	4.55%	6/2026	IO	—	21,500	21,421	—
Multifamily/Southwest	S +	3.55%	6/2025	IO	—	20,422	20,340	—
Mixed-Use/Southeast	S +	3.25%	10/2025	IO	—	20,370	20,370	—
Multifamily/Southeast	S +	4.05%	6/2025	IO	—	19,994	19,728	—
Office/West	S +	3.36%	1/2026	IO	—	16,956	16,881	—
Hotel/Northeast	S +	5.21%	4/2026	P&I	—	15,832	15,964	—
Office/Northeast	S +	5.25%	5/2025	IO	—	14,486	14,348	—
Multifamily/Midwest	S +	3.41%	6/2025	IO	—	14,225	14,159	—
Office/West	S +	3.70%	9/2025	IO	—	13,970	13,941	—
Office/Midwest	S +	3.07%	8/2026	IO	—	13,523	13,460	—
Office/Northeast	S +	2.75%	7/2026	IO	—	10,706	10,744	—
Office/West	S +	4.86%	5/2025	IO	—	10,000	9,974	—
Office/Northeast	S +	5.25%	5/2025	IO	—	6,739	6,694	—
Mezzanine Loans
Hotel/West	-	8.00%	2/2027	P&I	40,000	13,238	13,238	—
Allowance for credit losses							(199,727)
Total loans held-for-investment					$40,000	$2,106,334	$1,897,648	$337,483
____________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Based on contractual maturity date as of December 31, 2024. Certain commercial mortgage loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.
(3)Principal and interest, or P&I; Interest-only, or IO. Certain commercial mortgage loans labeled as P&I are non-amortizing until a specific date when they begin amortizing P&I, as stated in the loan agreements.
(4)Represents third-party priority liens. Third-party portions of pari-passu participations are not considered prior liens.
(5)As of December 31, 2024, the aggregate tax basis of the Company’s loans held-for-investment was $2.1 billion.
(6)As of December 31, 2024 the loan was in maturity default with a maturity of December 9, 2024. Subsequent to December 31, 2024, the loan was extended from December 9, 2024 to December 9, 2025.
For the activity within the Company’s loan portfolio during the year ended December 31, 2024, see Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 99 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Granite Point Mortgage Trust Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Granite Point Mortgage Trust Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Granite Point Mortgage Trust Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 27, 2025

Item 9B. Other Information
During the three months ended December 31, 2024, two of the Company’s independent directors adopted a “Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K. Tanuja M. Dehne adopted a Rule 10b5-1 trading arrangement on November 12, 2024, that provides for the sale of 25% of the shares to be issued when her currently outstanding RSUs vest on June 6, 2025. Stephen G. Kasnet adopted a 10b5-1 trading arrangement on November 17, 2024, that provides for the sale of 40% of the shares to be issued when his currently outstanding RSUs vest on June 6, 2025. Both directors intend to use the proceeds of these sales to satisfy the tax obligations they will incur in conjunction with the RSUs’ vesting.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Insider Trading Policies and Procedures
The Company has adopted an Insider Trading Policy that governs the purchase, sale and/or other transactions of the Company’s securities by its directors, officers and employees. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
The additional information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE AND BOARD MATTERS,” and “SECURITY OWNERSHIP AND REPORTS--Delinquent Section 16(a) Reports” (if applicable) in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information to be set forth under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION” (excluding information under the subheading “Pay Versus Performance”) and “COMPENSATION COMMITTEE REPORT” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 3: APPROVAL OF PROPOSED AMENDED AND RESTATED 2022 OMNIBUS INCENTIVE PLAN” and “SECURITY OWNERSHIP AND REPORTING” in the Company’s definitive Proxy Statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information to be set forth under the captions “CERTAIN RELATIONSHIPS AND TRANSACTIONS” and “CORPORATE GOVERNANCE AND BOARD MATTERS—Director Independence” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--Audit and Non-Audit Fees” and “--Audit Services Pre-Approval Policy” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2025.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 61 through 67 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 95 through 97 of this Annual Report on Form 10-K.
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

4.3+
Indenture, dated as of May 14, 2021, by and among GPMT 2021-FL3, Ltd., GPMT 2021-FL3 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

4.4
Supplemental Indenture No. 1, dated as of June 27, 2023, by and among GPMT 2021-FL3, Ltd., GPMT 2021-FL3 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

4.5+
Indenture, dated as of November 16, 2021, by and among GPMT 2021-FL4, Ltd., GPMT 2021-FL4 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

4.6
Supplemental Indenture No. 1, dated as of June 27, 2023, by and among GPMT 2021-FL4, Ltd., GPMT 2021-FL4 LLC, GPMT Seller LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

4.7	Description of registrant’s securities (incorporated by reference to Exhibit 4.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2024).
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

10.4*	Form of Performance Stock Unit Agreement for Executive Officers (Annual) (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).
10.5*
Form of Restricted Stock Unit Agreement for Executives under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.6*
Form of Performance Stock Unit Agreement for Executives under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

Exhibit Number	Exhibit Index
10.7*
Form of Restricted Stock Unit Agreement for Directors under Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2022).

10.8*
Form of Restricted Stock Unit Agreement for June 2024 grants made to executive officers (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2024).

10.9*
Form of Amended and Restated Indemnification Agreement to be entered into by and between Granite Point Mortgage Trust Inc. and certain officers and directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).

10.10*
Granite Point Mortgage Trust Inc. Director Compensation Policy effective as of January 1, 2021 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.11*+
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and John A. (“Jack”) Taylor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.12*+
Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Steven Plust (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.13*+
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

10.15*
Employment Agreement, dated August 26, 2024, by and between Granite Point Mortgage Trust Inc. and Blake Johnson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2024).

10.16
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

10.19
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

10.20
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

10.21
Seventh Amendment to Master Repurchase and Securities Contract Agreement and Second Amendment to Guaranty, dated as of September 25, 2020, among Morgan Stanley Bank, N.A., as buyer, Granite Point Mortgage Trust Inc., as guarantor, GP Commercial MS LLC, as seller (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.22
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

10.23+
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
10.24
Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as March 22, 2022, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.25
Eleventh Amendment to Master Repurchase and Securities Contract Agreement, dated as April 20, 2022, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.26+
Twelfth Amendment to Master Repurchase and Securities Agreement, dated as of April 24, 2023, by and between Morgan Stanley Bank N. A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.27+
Thirteenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 26, 2024, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2024).

10.28
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC (now known as GP Commercial JPM LLC) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.29
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

10.31
Amendment No. 3 to Master Repurchase Agreement, dated as of August 23, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.32
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

10.34
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

10.35+
Amendment No. 7 to Master Repurchase Agreement, dated as of September 29, 2021, among JPMorgan Chase Bank, National Association, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial JPM LLC, as seller (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.36+
Amendment No. 8 to Master Repurchase Agreement and Amendment No. 4 to Fee and Pricing Letter, dated as of June 28, 2022, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

10.37+
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

10.38+
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

10.39+
Amendment No. 11 to Master Repurchase Agreement, dated as of October 12, 2023, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2023).

Exhibit Number	Exhibit Index
10.40+
Amendment No. 12 to Master Repurchase Agreement, dated as of October 29, 2024, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.41+
Amended and Restated Master Repurchase Agreement, dated as May 25, 2022, by and between GP Commercial CB LLC, GP Commercial CB SL Sub LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.42+
First Amendment to Amended and Restated Master Repurchase Agreement and Other Transaction Documents, dated as of September 30, 2022, by and between GP Commercial CB LLC and Citibank, N.A., and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2022).

10.43
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

10.45
Third Amendment to Guaranty, dated as of March 22, 2022, by and between Granite Point Mortgage Trust Inc. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.46
Fourth Amendment to Guaranty, dated as of August 3, 2023, by and between Morgan Stanley Bank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial MS LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.47
Fifth Amendment to Guaranty, dated as of September 30, 2024, by and between Morgan Stanley Bank, N. A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2024).

10.48
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

10.51
Fifth Amendment to Amended and Restated Guarantee Agreement dated as of October 12, 2023, by and between Chase Bank, National Association and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2023).

10.52
Sixth Amendment to Amended and Restated Guaranty, dated as of September 30, 2024, by and between JPMorgan Chase Bank, National Association and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial JPM LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2024).

10.53
Amended and Restated Guaranty, dated as May 25, 2022, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.54
First Amendment to Amended and Restated Guaranty, dated as of August 3, 2023, by and between Citibank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial CB LLC and GP Commercial CB SL Sub LLC. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.55
Second Amendment to Amended and Restated Guaranty, dated as of September 30, 2024, by and between Citibank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial CB LLC and GP Commercial CB SL Sub LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2024).

19.1	Insider Trading Policy (filed herewith).
21.1	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith).
24.1	Power of Attorney (included on signature page).

Exhibit Number	Exhibit Index
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).
97
Granite Point Mortgage Trust Inc. Clawback Policy, as adopted pursuant to Section 954 of the Dodd-Frank Act (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2024)

101	Financial Statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101. (filed herewith)
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

GRANITE POINT MORTGAGE TRUST INC.
Dated:	February 27, 2025	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY
Each of the undersigned hereby appoints John A. Taylor and Blake N. Johnson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and is the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2025
John A. Taylor

/s/ Blake N. Johnson	Chief Financial Officer (principal accounting and financial officer)	February 27, 2025
Blake N. Johnson

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 27, 2025
Stephen G. Kasnet

/s/ Tanuja M. Dehne	Director	February 27, 2025
Tanuja M. Dehne

/s/ Patrick G. Halter	Director	February 27, 2025
Patrick G. Halter

/s/ Sheila K. McGrath	Director	February 27, 2025
Sheila K. McGrath

/s/ Lazar Nikolic	Director	February 27, 2025
Lazar Nikolic

/s/ Hope B. Woodhouse	Director	February 27, 2025
Hope B. Woodhouse