Form 10-Q
period 2025-03-31
Granite Point Mortgage Trust Inc.
filed 2025-05-06
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 30, 2025, there were 48,405,861 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
Important factors that may affect our actual results include, among others:
•the general political, economic and competitive conditions in the markets in which we invest and their impact on our investment portfolio, financial condition and business operations;
•a prolonged economic slowdown, including as a result of current global trade tensions and/or tariffs, a lengthy or severe recession, severe public health events or declining real estate values, could impair our investments or harm our operations;
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
•natural disasters, such as hurricanes, earthquakes, wildfires and floods, including climate change-related risks; acts of war and/or terrorism; pandemics or outbreaks of infectious disease; civil disturbances and other events that may cause
ii

unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments, including as a result of a decrease in the availability of and/or increase in the cost of insurance;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Loans held-for-investment	$1,937,659	$2,097,375
Allowance for credit losses	(177,282)	(199,727)
Loans held-for-investment, net	1,760,377	1,897,648
Cash and cash equivalents	85,744	87,788
Restricted cash	14,684	26,682
Real estate owned, net	114,520	42,815
Accrued interest receivable	7,452	8,668
Other assets	47,468	51,514
Total Assets (1)	$2,030,245	$2,115,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$534,543	$597,874
Securitized debt obligations	773,290	788,313
Secured credit facility	86,774	86,774
Dividends payable	6,208	6,238
Other liabilities	24,636	16,699
Total Liabilities (1)	1,425,451	1,495,898
Commitments and Contingencies (see Note 9)
Stockholders’ Equity
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, and 48,389,097 shares and 48,801,690 issued and outstanding, respectively	484	488
Additional paid-in capital	1,194,610	1,195,823
Cumulative earnings	(146,571)	(139,556)
Cumulative distributions to stockholders	(443,936)	(437,745)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	604,669	619,092
Non-controlling interests	125	125
Total Equity	604,794	619,217
Total Liabilities and Stockholders’ Equity	$2,030,245	$2,115,115
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At March 31, 2025, and December 31, 2024, assets of the VIEs totaled $936,204 and $951,295, respectively, and liabilities of the VIEs totaled $774,802 and $790,339, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans held-for-investment	$34,327	$51,965
Cash and cash equivalents	817	2,090
Total interest income	35,144	54,055
Interest expense:
Repurchase facilities	11,885	20,728
Securitized debt obligations	12,680	18,115
Secured credit facility	2,539	2,689
Total interest expense	27,104	41,532
Net interest income	8,040	12,523
Other income (loss):
Revenue from real estate owned operations	3,094	1,142
Provision for credit losses	(3,770)	(75,552)
Total other (loss) income	(676)	(74,410)
Expenses:
Compensation and benefits	5,771	5,987
Servicing expenses	1,031	1,376
Expenses from real estate owned operations	4,504	2,045
Other operating expenses	3,003	2,829
Total expenses	14,309	12,237
(Loss) income before income taxes	(6,945)	(74,124)
(Benefit from) provision for income taxes	70	(1)
Net (loss) income	(7,015)	(74,123)
Dividends on preferred stock	3,600	3,600
Net (loss) income attributable to common stockholders	$(10,615)	$(77,723)
Basic (loss) earnings per weighted average common share	$(0.22)	$(1.53)
Diluted (loss) earnings per weighted average common share	$(0.22)	$(1.53)
Weighted average number of shares of common stock outstanding:
Basic	48,668,667	50,744,532
Diluted	48,668,667	50,744,532

Net (loss) income attributable to common stockholders	$(10,615)	$(77,723)
Comprehensive (loss) income	$(10,615)	$(77,723)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
Net income (loss)	—	—	—	—	—	(74,123)	—	(74,123)	—	(74,123)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.15 per share	—	—	—	—	—	—	(8,043)	(8,043)	—	(8,043)
Repurchase of common stock for tax withholding on vestings of RSUs	—	—	—	—	(1,185)	—	—	(1,185)	—	(1,185)
Non-cash equity award compensation	456,959	4	—	—	2,167	—	—	2,171	—	2,171
Balance, March 31, 2024	51,034,800	$510	8,229,500	$82	$1,199,030	$(6,628)	$(418,876)	$774,118	$125	$774,243

Balance, December 31, 2024	48,801,690	$488	8,229,500	$82	$1,195,823	$(139,556)	$(437,745)	$619,092	$125	$619,217
Net income (loss)	—	—	—	—	—	(7,015)	—	(7,015)	—	(7,015)
Repurchase of common stock	(878,784)	(9)	—	—	(2,516)	—	—	(2,525)	—	(2,525)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,591)	(2,591)	—	(2,591)
Repurchase of common stock for tax withholding on vestings of RSUs	(380,163)	(4)	—	—	(1,098)	—	—	(1,102)	—	(1,102)
Non-cash equity award compensation	846,354	9	—	—	2,401	—	—	2,410	—	2,410
Balance, March 31, 2025	48,389,097	$484	8,229,500	$82	$1,194,610	$(146,571)	$(443,936)	$604,669	$125	$604,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(7,015)	$(74,123)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(1,970)	(2,166)
Amortization of deferred debt issuance costs	1,183	1,897
Provision for credit losses	3,770	75,552
Amortization of equity-based compensation	2,410	2,171
Depreciation and amortization on real estate owned	1,459	1,348
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(176)	1,014
Decrease (increase) in other assets	(1,531)	1,277
Increase (decrease) in other liabilities	(3,840)	(5,319)
Net cash provided by operating activities	(5,710)	1,651
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(10,086)	(17,510)
Proceeds from repayment of loans held-for-investment	93,960	34,601
Capital expenditures related to real estate owned	(303)	—
Acquisition Costs on Real Estate Owned	(1,587)	—
Purchases of other investments	(1,905)	—
Net cash provided by investing activities	80,079	17,091
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	—	73,725
Principal payments on repurchase facilities	(63,331)	(106,829)
Principal payments on securitized debt obligations	(15,232)	(1,373)
Payment of debt issuance costs	—	(135)
Tax withholding on restricted stock and RSUs	(1,102)	(1,185)
Repurchase of common stock	(2,525)	—
Dividends paid on preferred stock	(3,600)	(3,601)
Dividends paid on common stock	(2,621)	(10,535)
Net cash (used in) provided by financing activities	(88,411)	(49,933)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,042)	(31,191)
Cash, cash equivalents, and restricted cash at beginning of period	114,470	199,216
Cash, cash equivalents, and restricted cash at end of period	$100,428	$168,025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,310	$41,753
Cash paid for federal taxes	$—	$—
Cash paid for state taxes	$—	$—
Noncash Activities:
Dividends declared but not paid at end of period	$6,208	$11,643
Transfers from loan held-for investment and receivables to real estate owned	$71,000	$—
Acquisition of working capital related to real estate owned	$63	$—
Right-of-use lease asset and operating lease liability assumed	$7,239	$—
Principal repayments of loans held-for-investment held by servicer	$1,300	$877
Deferred financing costs, not yet paid	$—	$24
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2025, and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2025, should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term.
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three months ended March 31, 2025.
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
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The new guidance requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction, with the intention of improving the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 and has determined it did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2025, and December 31, 2024:

	March 31, 2025
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$1,931,794	$13,165	$1,944,959
Unamortized net deferred origination fees	(7,300)	—	(7,300)
Allowance for credit losses	(177,149)	(133)	(177,282)
Carrying value	$1,747,345	$13,032	$1,760,377
Unfunded commitments	$92,700	$—	$92,700
Number of loans	49	1	50
Weighted average coupon(3)	6.5%	8.0%	6.5%
Weighted average years to maturity(4)	0.6	1.8	0.6

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2024
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,093,096	$13,238	$2,106,334
Unamortized net deferred origination fees	(8,959)	—	(8,959)
Allowance for credit losses	(199,556)	(171)	(199,727)
Carrying value	$1,884,581	$13,067	$1,897,648
Unfunded commitments	$90,641	$—	$90,641
Number of loans	53	1	54
Weighted average coupon(3)	6.3%	8.0%	6.4%
Weighted average years to maturity(4)	0.6	2.1	0.6
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

(dollars in thousands)	March 31, 2025		December 31, 2024
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$770,312	43.7%	$872,306	46.0%
Multifamily	553,859	31.5%	574,032	30.2%
Hotel	110,110	6.2%	114,054	6.0%
Retail	152,464	8.7%	164,424	8.7%
Industrial	113,962	6.5%	113,890	6.0%
Other	59,670	3.4%	58,942	3.1%
Total	$1,760,377	100.0%	$1,897,648	100.0%

(dollars in thousands)	March 31, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$438,978	24.9%	$485,062	25.6%
Southwest	389,803	22.2%	417,425	22.0%
West	274,317	15.6%	272,633	14.4%
Midwest	297,429	16.9%	300,617	15.8%
Southeast	359,850	20.4%	421,911	22.2%
Total	$1,760,377	100.0%	$1,897,648	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Loan Portfolio Activity
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31, 2025
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$2,097,375	$(199,727)	$1,897,648
Originations, additional fundings, upsizing of loans and capitalized deferred interest(1)	10,475	—	10,475
Repayments	(83,781)	—	(83,781)
Transfers to real estate owned(2)	(63,353)	—	(63,353)
Increase (decrease) from net deferred origination fees	(329)	—	(329)
Amortization of net deferred origination fees	1,910	—	1,910
Provision for credit losses	—	(2,193)	(2,193)
Write-offs	$(24,638)	$24,638	—
Balance at end of period	$1,937,659	$(177,282)	$1,760,377

	Three Months Ended March 31, 2024
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$2,718,486	$(134,661)	$2,583,825
Originations, additional fundings, upsizing of loans and capitalized deferred interest	18,001	—	18,001
Repayments	(35,478)	—	(35,478)
Net discount accretion (premium amortization)	8	—	8
Increase (decrease) from net deferred origination fees	59	—	59
Amortization of net deferred origination fees	1,608	—	1,608
Provision for credit losses	—	(75,484)	(75,484)
Balance at end of period	$2,702,684	$(210,145)	$2,492,539
______________________
(1)Includes a $1.7 million unsecured note advanced to an existing borrower.
(2)Total transfers to real estate owned of $71.0 million comprised of $63.4 million of loans held-for-investment and $7.6 million in related receivables.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the three months ended March 31, 2025, and 2024 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Three Months Ended March 31, 2025
Balance at beginning of period	$154,687	$45,040	$199,727	$1,303	$201,030
Provision for (benefit from) credit losses	4,204	(2,011)	2,193	1,577	3,770
Write-off	(24,638)	—	(24,638)	—	(24,638)
Balance at end of period	$134,253	$43,029	$177,282	$2,880	$180,162

Three Months Ended March 31, 2024
Balance at beginning of period	$91,372	$43,289	$134,661	$2,456	$137,117
Provision for (benefit from) credit losses	63,929	11,555	75,484	68	75,552
Write-off	—	—	—	—	—
Balance at end of period	$155,301	$54,844	$210,145	$2,524	$212,669
______________________
(1)The current expected credit loss, or CECL, reserve for unfunded commitments is included in “Other liabilities” on the condensed consolidated balance sheets.
During the three months ended March 31, 2025, the Company recorded a net decrease of $(20.9) million in its allowance for credit losses on its loan portfolio primarily due to $(24.6) million in write-offs partially offset by a $3.8 million increase in provision. The decrease in the allowance was primarily related to additional specific reserves on loans that were assessed individually, partially offset by assumptions employed in estimating the general CECL reserve. The write-offs were primarily related to loans that had been previously assessed individually and that were resolved during the three months ended March 31, 2025.
During the three months ended March 31, 2025, the Company resolved two senior loans with an aggregate principal balance of $97.4 million, each secured by office properties which had been considered collateral-dependent and had previously been placed on nonaccrual status. In connection with the resolutions, the Company incurred write-offs of $(24.6) million, as described below.
During the three months ended March 31, 2025, the Company resolved a senior loan with a $26.1 million unpaid principal balance secured by an office property located in Boston, MA. The loan and related receivables had a carrying value of $9.6 million, inclusive of an allowance for credit losses of $(16.6) million as of December 31, 2024. In connection with the resolution, which involved a short sale of the collateral property to a third-party and a discounted loan payoff, the Company recognized $(16.7) million as a write-off to the allowance for credit losses.
During the three months ended March 31, 2025, the Company transferred to real estate owned, or REO, a $71.3 million senior loan secured by an office property located in Miami Beach, FL. The loan and related receivables had a carrying value of $71.0 million, inclusive of an allowance for credit losses of $(7.9) million as of December 31, 2024. The Company recognized a write-off of $(7.9) million in the allowance for credit losses on loans held-for-investment related to the transfer. The Company recorded the REO at the loan’s carrying value, based on the estimated fair value of the collateral property, inclusive of costs associated with the acquisition, at the time of acquisition. See Note 4 - Real Estate Owned, Net, for further detail.
As of March 31, 2025, the Company had five collateral-dependent loans with an aggregate principal balance of $354.9 million, for which the Company recorded an allowance for credit losses of $134.3 million. These loans were individually assessed in accordance with the CECL framework and the allowance for credit losses was determined based on the estimates of the collateral properties’ fair value. The performance of the collateral properties securing these loans, which include two office buildings, one mixed-use property with an office and retail component, one hotel asset and one multifamily property, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets with reduced tenant demand, and a higher cost of capital driven by elevated interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 8 - Fair Value, for further detail on the fair value measurement of these loans.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Nonaccrual Loans
The following table presents the changes in the carrying value of loans held-for-investment on nonaccrual status for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Nonaccrual loan carrying value at beginning of period	$298,365	$343,683
Addition of nonaccrual loan carrying value	—	178,527
Reduction of nonaccrual loan carrying value	(77,907)	(4,703)
Nonaccrual loan carrying value at end of period	$220,458	$517,507
As of March 31, 2025, the Company had five senior loans with a total unpaid principal balance of $354.9 million and carrying value of $220.5 million that were held on nonaccrual status, compared to 13 senior loans with a total unpaid principal balance of $691.3 million and carrying value of $517.5 million that were held on nonaccrual status as of March 31, 2024. Additionally, one loan with a carrying value of $20.0 million was considered 30-59 days past due as of March 31, 2025. All other loans were considered current with respect to principal and interest payments due as of March 31, 2025, and March 31, 2024.
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
During the twelve months ended March 31, 2025, the Company entered into three loan modifications that met the disclosure requirements pursuant to ASU 2022-02, Troubled Debt Restructurings And Vintage Disclosures.
During the twelve months ended March 31, 2025, the Company completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of March 31, 2025, and December 31, 2024, the loan had a principal balance of $50.0 million and an amortized cost of $49.8 million. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2025, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and the Company’s agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023 in conjunction with a previous modification. The loan was performing pursuant to its modified contractual terms as of March 31, 2025.
During the twelve months ended March 31, 2025, the Company completed the modification of a first mortgage loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA. As of March 31, 2025, and December 31, 2024, the loan had a principal balance of $32.0 million and an amortized cost of $30.4 million and $30.3 million, respectively. The terms of the modification included, among others, (i) a new $2 million capital infusion from the sponsor to further support the collateral property; (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior note, with a $7.0 million unfunded commitment, and a $19.0 million subordinate note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%, has an exit fee that was increased from 1.25% to 5.75% of the loan amount, and was extended to July 9, 2027. The subordinate note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of September 30, 2024, the subordinate note was deemed uncollectible, resulting in a write-off of $(19.0) million. The loan was performing pursuant to its modified contractual terms as of March 31, 2025.
During the twelve months ended March 31, 2025, the Company completed the modification of a first mortgage loan secured by a showroom and design property located in New York, NY. As of March 31, 2025, and December 31, 2024, the loan had a principal balance of $34.5 million and $34.3 million, respectively, and an amortized cost of $33.2 million and $37.8 million, respectively. The terms of the modification included, among others, a restructuring of the $37.5 million loan at the time of the modification into (i) a $33.3 million senior note, with $3.0 million in unfunded commitments, and (ii) a $4.2 million subordinate note; a $2.6 million capital infusion from the sponsor to further support the collateral property; a change to the restructured senior loan’s coupon to S+3.00%, which was reduced from S+4.65%; an increase in the exit fee from 0.25% to

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
5.70% of the loan amount, and an extension of term to a maturity date of June 9, 2027. The subordinate note was non-interest bearing and subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of June 30, 2024, the subordinate note was deemed uncollectible, resulting in a write-off of $(4.2) million. The loan was performing pursuant to its modified contractual terms as of March 31, 2025.
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of March 31, 2025, and December 31, 2024:

(dollars in thousands)	March 31, 2025			December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$141,205	$139,825	6	$153,954	$152,382
2	16	637,175	631,862	17	652,450	645,333
3	19	637,705	607,797	20	676,745	645,811
4	4	173,975	160,434	4	169,867	155,757
5	5	354,899	220,459	7	453,318	298,365
Total	50	$1,944,959	$1,760,377	54	$2,106,334	$1,897,648
As of March 31, 2025, the weighted average risk rating of the Company’s loan portfolio was 3.0, versus 3.1 as of December 31, 2024, weighted by unpaid principal balance. The change in portfolio risk rating as of March 31, 2025, versus December 31, 2024, is mainly a result of risk-rated “5” resolutions during the three months ended March 31, 2025.
As of March 31, 2025, the Company assigned a risk rating of “5” to five senior loans with an aggregate outstanding principal balance of $354.9 million. These loans were downgraded due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance.
During the three months ended March 31, 2025, the Company resolved two loans with an aggregate unpaid principal balance of $97.4 million that had a risk rating of “5”. In connection with these resolutions, the Company incurred write-offs totaling $(24.6) million, as described above.
The following table presents the carrying value of loans held-for-investment as of March 31, 2025, and December 31, 2024, by risk rating and year of origination:

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	March 31, 2025
(dollars in thousands)	Origination Year
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$46,617	$37,633	$55,575	$139,825
2	—	—	—	186,941	185,554	259,367	631,862
3	—	42,567	55,520	58,310	152,358	299,042	607,797
4	—	—	—	44,396	—	116,038	160,434
5	—	—	—	—	36,812	183,647	220,459
Total	$—	$42,567	$55,520	$336,264	$412,357	$913,669	$1,760,377

Gross write-offs	$—	$—	$—	$—	$—	$(24,638)	$(24,638)

	December 31, 2024
(dollars in thousands)	Origination Year
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$46,560	$23,401	$21,285	$61,136	$152,382
2	—	—	187,027	199,733	—	258,573	645,333
3	45,689	54,076	57,082	149,026	46,363	293,575	645,811
4	—	—	41,711	—	—	114,046	155,757
5	—	—	—	39,236	—	259,129	298,365
Total	$45,689	$54,076	$332,380	$411,396	$67,648	$986,459	$1,897,648

Gross write-offs	$—	$—	$(16,173)	$(19,045)	$—	$(111,100)	$(146,318)
Note 4. Real Estate Owned, Net
As of March 31, 2025, assets and liabilities related to REO consisted of three office properties, one located in each of Miami Beach, FL; Maynard, MA; and Phoenix, AZ. The Company accounted for these acquisitions as asset acquisitions. As of March 31, 2025, the carrying value of the Company’s REO is $123.8 million. During the three months ended March 31, 2025, the Company acquired one property. The Company recorded an aggregate value of $72.5 million, inclusive of costs associated with the acquisition, as of the acquisition date of January 28, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Miami Beach, FL, Office
On January 28, 2025, the Company acquired the legal title to an office property located in Miami Beach, FL pursuant to a negotiated assignment-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held-for-investment, which had been originated in December 2016. As of December 31, 2024, prior to acquisition, the loan had a risk rating of “5” and was on nonaccrual status. At the time of acquisition, the loan had an amortized cost and carrying value of $71.3 million and $63.4 million, respectively. Additionally, at the time of acquisition, the loan had $7.6 million of related receivables, resulting in a total carrying value of $71.0 million. The Company recognized the property as real estate owned with a carrying value of $72.5 million based on the $71.0 million estimated fair value of the property and $1.5 million in direct transaction costs associated with the acquisition. This acquisition was accounted for as an asset acquisition under ASC 805.
The Company provisionally allocated the following costs to the individual assets and liabilities on the acquisition date based on their relative fair values:

(in thousands)	Allocated Cost
Building	$71,431
Land improvements	22
Tenant improvements	609
In-place lease intangibles(1)	2,924
Above-market lease intangibles(1)	159
Below-market lease intangibles(2)	(50)
Above-market ground lease(2)	(2,571)
Total	$72,524
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
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2025, and 2024:

(in thousands)	Three Months Ended March 31,
Real Estate Owned, Net	2025	2024
Rental income	$2,480	$1,063
Other operating income	614	79
Revenue from real estate owned operations	3,094	1,142
Expenses from real estate owned operations (1)	(4,504)	(2,045)
Total	$(1,410)	$(903)
______________________
(1) Includes $(1.4) million and $(1.3) million of depreciation and amortization for the three months ended March 31, 2025, and 2024, respectively.
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2025, and 2024:

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(in thousands)		Three Months Ended March 31,
	Income Statement Location	2025	2024
Asset
In-place lease intangibles	Expenses from real estate owned operations	$735	$728
Lease commissions	Expenses from real estate owned operations	61	—
Above-market lease intangibles	Revenue from real estate owned operations	(70)	(48)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	8	2
Above-market ground lease	Expenses from real estate owned operations	—	—
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities	Above-market Lease Intangible Liabilities
2025	$3,009	$228	$182	$(44)	$(63)
2026	3,221	199	243	(63)	(93)
2027	1,227	94	243	(33)	(93)
2028	1,170	77	243	(31)	(93)
2029	853	32	218	(26)	(93)
Thereafter	657	59	81	—	(2,136)
The weighted average amortization period for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, below-market lease intangibles and above-market ground lease intangibles acquired during the three months ended March 31, 2025 were 2.6 years, 3.5 years, 5.4 years, 1.7 years and 27.6 years, respectively.
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of March 31, 2025:

(in thousands)	Contractual Lease Payments
2025	$6,428
2026	7,616
2027	4,867
2028	4,784
2029	4,699
Thereafter	4,362
The weighted average minimum remaining term of the non-cancelable leases was approximately 3.8 years as of March 31, 2025.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Loans held-for-investment	$945,848	$975,627
Allowance for credit losses	(19,894)	(39,402)
Loans held-for-investment, net	925,954	936,225
Restricted cash	3,955	8,018
Other assets	6,295	7,052
Total Assets	$936,204	$951,295
Securitized debt obligations	$773,290	$788,313
Other liabilities	1,512	2,026
Total Liabilities	$774,802	$790,339
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.
The following table details the Company’s CRE CLO securitized debt obligations as of March 31, 2025, and December 31, 2024:

(dollars in thousands)	March 31, 2025			December 31, 2024
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$467,188	$455,035	S+3.9%	$475,908	$461,688	S+3.9%
Financing provided	362,750	361,890	S+1.9%	370,155	369,086	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	485,072	474,874	S+3.6%	511,199	482,555	S+3.6%
Financing provided	411,400	411,400	S+2.3%	419,227	419,227	S+2.0%
Total
Collateral assets(4)	$952,260	$929,909	S+3.7%	$987,107	$944,243	S+ 3.7%
Financing provided	$774,150	$773,290	S+2.1%	$789,382	$788,313	S+ 1.9%
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
(2)$0.2 million restricted cash is included as of March 31, 2025. $8.0 million in restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
(3)$3.7 million restricted cash is included as of March 31, 2025. No restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
(4)$4.0 million restricted cash is included as of March 31, 2025. $8.0 million in restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
Other Investments
As of March 31, 2025, the Company held $2.6 million in non-controlling investments in partnerships with the borrower entities of three loans held-for-investment by the Company. The Company may contribute up to an additional aggregate $3.3 million in the form of investments in these partnership entities.
The partnerships are considered VIEs and the Company’s investments and loans to the partnerships are considered variable interests in the VIEs. The Company is not the primary beneficiary of the VIEs because it does not have the power to direct the activities of the entity that most significantly impact the entity’s performance as all decisions are directed by the unaffiliated general partner of the partnerships. The unconsolidated investments are included in the Company's condensed consolidated balance sheets within Other Assets.
Note 6. Secured Financing Agreements

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of March 31, 2025, and December 31, 2024:

	March 31, 2025
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2025	$52,584	$197,416	$250,000	$126,963	7.0%
JPMorgan Chase Bank(4)	July 28, 2025	409,472	68,498	477,970	530,006	8.0%
Citibank(5)	May 25, 2025	72,487	427,513	500,000	106,475	6.0%
Total		$534,543	$693,427	$1,227,970	$763,444
Secured credit facility	December 21, 2025	$86,774	$13,226	$100,000	$99,459	10.8%

	December 31, 2024
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	$76,195	$173,805	$250,000	$156,037	7.1%
JPMorgan Chase Bank	July 28, 2025	449,192	37,322	486,514	561,627	8.2%
Citibank	May 25, 2025	72,487	427,513	500,000	104,416	6.1%
Total		$597,874	$638,640	$1,236,514	$822,080
Secured credit facility	December 21, 2025	$86,774	$13,226	$100,000	$98,015	10.9%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of March 31, 2025, and December 31, 2024.
(3)Subsequent to March 31, 2025, the Company entered into a modification of the facility to extend the maturity date to June 28, 2026. Collateral value includes real estate owned with a carrying value of $72.5 million.
(4)Subsequent to March 31, 2025, the Company entered into a modification of the facility to extend the maturity date to July 28, 2026.
(5)Subsequent to March 31, 2025, the Company entered into a modification of the facility to extend the maturity date to April 27, 2026 and to reduce the maximum facility capacity amount to $250 million.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at March 31, 2025, and December 31, 2024:

	March 31, 2025				December 31, 2024
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$52,584	$75,702	13%	0.24	$76,195	$93,077	15%	0.49
JPMorgan Chase Bank	409,472	148,040	24%	0.33	449,192	149,643	24%	0.57
Citibank	72,487	37,740	6%	0.15	72,487	35,650	6%	0.40
Total	$534,543	$261,482			$597,874	$278,370
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
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2025, the Company’s unrestricted cash was $85.7 million, while 5.0% of the Company’s recourse indebtedness was $9.3 million.
•Tangible net worth must be greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million. As of March 31, 2025, the Company’s tangible net worth was $784.8 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of March 31, 2025, the Company’s target asset leverage ratio was 71.7% and the Company’s total leverage ratio was 64.4%.
•Minimum interest coverage of no less than 1.15:1.0 until and including March 31, 2025; 1.2:1.0 from April 1, 2025, until and including December 31, 2025; and 1.3:1.0 thereafter. As of March 31, 2025, the Company’s interest coverage ratio was 1.2:1.0.
As of March 31, 2025, and December 31, 2024, the Company was in compliance with its financial covenants.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of March 31, 2025, the Company held $10.7 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $18.7 million as of December 31, 2024. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of March 31, 2025, the Company held $4.0 million in restricted cash related to the CRE CLOs, compared to $8.0 million in restricted cash related to the CRE CLOs as of December 31, 2024.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$85,744	$87,788
Restricted cash	14,684	26,682
Total cash, cash equivalents and restricted cash	$100,428	$114,470

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
Recurring Fair Value
As of March 31, 2025, and December 31, 2024, the carrying values and fair values of cash and cash equivalents and restricted cash are measured at fair value on a recurring basis. No other assets or liabilities held by the Company are measured at fair value on a recurring basis.
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
As of March 31, 2025, the Company deemed five of its loans held-for-investment with an aggregate outstanding principal balance of $354.9 million to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and would be classified as Level 3 assets in the fair value hierarchy.
As of March 31, 2025, three of these loans, with an aggregate outstanding principal balance of $225.0 million, were largely valued using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value on these loans as of March 31, 2025 include the exit capitalization rate, which ranged from 6.50% to 9.50%, and the discount rate, which ranged from 8.75% to 12.00%. As of March 31, 2025, the weighted average exit capitalization rate by unpaid principal balance and weighted average discount rate by unpaid principal balance were 8.26% and 10.73%, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As of March 31, 2025, one loan with an outstanding principal balance of $79.9 million was valued using the estimated proceeds from the sale of the underlying collateral property, less the estimated costs to sell.
As of March 31, 2025, one loan with an outstanding principal balance of $50.0 million was largely valued using the cash collateral expected to be available to the borrower following settlement of the arbitration proceedings.
During the three months ended March 31, 2025, the Company acquired legal title of an office property in Miami Beach, FL. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $71.0 million and was determined primarily using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value include a 7.25% exit capitalization rate and an 8.75% discount rate. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies, Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, and Note 4 - Real Estate Owned, Net for further detail.
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
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$1,760,377	$1,799,815	$1,897,648	$1,951,039
Cash and cash equivalents	$85,744	$85,744	$87,788	$87,788
Restricted cash	$14,684	$14,684	$26,682	$26,682
Liabilities
Repurchase facilities	$534,543	$534,543	$597,874	$597,874
Securitized debt obligations	$773,290	$751,596	$788,313	$751,718
Secured credit facility	$86,774	$86,774	$86,774	$86,774

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 9. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2025:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of March 31, 2025.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of March 31, 2025, and December 31, 2024, the Company had unfunded loan commitments of $92.7 million and $90.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of March 31, 2025, the Company recognized $2.9 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 10. Preferred Stock
Issuance of Series A Preferred Stock
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
Holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at a fixed rate of 7.00% per annum to, but excluding, January 15, 2027, and thereafter at a floating rate equal to the 3-month Term SOFR plus a spread of 5.83% per annum; provided, however, in no event will the floating rate be lower than 7.00% per annum. During each of the three months ended March 31, 2025, and 2024, the Company declared dividends on the Series A Preferred Stock of $3.6 million.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 11. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three months ended:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
March 13, 2025	April 1, 2025	April 15, 2025	$0.05
			$0.05
2024
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.15
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 3,000,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended March 31, 2025, under its share repurchase program, the Company repurchased 878,784 shares of its common stock, for an aggregate cost, inclusive of commissions paid, of $2.5 million. As of March 31, 2025, there remained 3,886,461 shares authorized for repurchase under the Company’s share repurchase program.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three months ended:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
March 13, 2025	April 1, 2025	April 15, 2025	0.4375
			$0.4375
2024
March 14, 2024	April 1, 2024	April 15, 2024	0.4375
			$0.4375
Note 12. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted restricted stock units, or RSUs, and performance share units, or PSUs, remain outstanding under the 2017 Plan. The 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of March 31, 2025, the Company had 6,302,108 shares of common stock available for future issuance under the 2022 Plan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three months ended March 31, 2025:

	RSUs	Target Number of PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2024	3,623,753	1,547,119	$5.23
Granted	977,576	651,135	$2.85
Vested	(846,354)	—	$5.95
Forfeited	—	(271,576)	$11.84
Outstanding at March 31, 2025	3,754,975	1,926,678	$4.12
Below is a summary of RSU and PSU vesting dates as of March 31, 2025:

Vesting Year	RSUs	Target Number of PSUs(1)	Total Awards
2025	573,545	—	573,545
2026	1,011,255	637,993	1,649,248
2027	1,853,883	637,550	2,491,433
2028	316,292	651,135	967,427
Total	3,754,975	1,926,678	5,681,653
____________________
(1)The PSUs’ vesting date is based on the performance criteria determination date and not the performance criteria service end date. The determination date will occur in the first quarter of the following year after the performance criteria service date has passed. The table above reflects the year of the determination date.
The Company’s RSUs are subject to time-based vesting schedules. For the three months ended March 31, 2025, the Company recognized $2.6 million of compensation expense associated with these awards, compared to $1.7 million for the three months ended March 31, 2024, within compensation and benefits expense on the condensed consolidated statements of income. As of March 31, 2025, $7.6 million of total unrecognized compensation cost for awards of RSUs will be recognized over the grants’ remaining weighted average vesting period of 2.1 years.
The number of PSUs that vest depends on the Company’s performance over a three-year period with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units granted in 2022 may vest at the end of the performance period based (i) 50% against the predetermined internal Company performance goal for “core” return on average equity, or “core” ROAE and (ii) 50% against the Company’s performance ranking for “core” ROAE among a peer group of commercial mortgage REIT companies. Between 0% and 200% of the target number of units granted in 2023, 2024 and 2025 may vest at the end of their respective performance periods based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
For the three months ended March 31, 2025, the Company recognized $(0.2) million of compensation expense associated with these awards compared to $0.5 million for the three months ended March 31, 2024 within compensation and benefits expenses on the condensed consolidated statements of income. As of March 31, 2025, $3.4 million of total unrecognized compensation cost for awards of PSUs will be recognized over the grants’ remaining weighted average vesting period of 2.2 years.
Note 13. Income Taxes
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
Note 14. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended:

	Three Months Ended
	March 31,
(in thousands, except share data)	2025	2024
Numerator:
Net (loss) income attributable to common stockholders	$(10,615)	$(77,723)
Dividends allocated to participating restricted stock units	(188)	(388)
Net (loss) income attributable to common stockholders - basic	$(10,803)	$(78,111)
Net (loss) income attributable to common stockholders - diluted	$(10,803)	$(78,111)
Denominator:
Average common shares outstanding - basic and diluted	48,668,667	50,744,532
(Loss) earnings per share:
Basic	$(0.22)	$(1.53)
Diluted	$(0.22)	$(1.53)
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. For the three months ended March 31, 2025, and 2024, 1,069,355 and 769,854 of weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. For the three months ended March 31, 2025, and 2024, under both the two-class method and treasury stock method no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. As of March 31, 2025, and 2024, there were no incremental shares of unvested PSUs.
Note 15. Segment Reporting
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
The Company’s investment portfolio is managed as a whole and resources are allocated and financial performance is assessed by the Company’s Chief Executive Officer, its chief operating decision maker, or the CODM, based on total assets reported on the consolidated balance sheet and net (loss) income reported on the consolidated statement of comprehensive (loss) income. The Company’s CODM views consolidated expense information related to interest expense, provision for credit losses, compensation and benefits expense, servicing expenses and other operating expenses to be significant. Consolidated comprehensive (loss) income is also used by the CODM to monitor actual results and benchmarking to that of its peers. Investment decisions are assessed collectively by the CODM, based on the inputs discussed above. Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 16. Subsequent Events
Events subsequent to March 31, 2025, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements other than the events described below.
Subsequent to March 31, 2025, the Company entered into a modification of its repurchase facility with Citibank to extend the maturity date of the facility to April 27, 2026, and to reduce the maximum facility capacity to $250 million; a modification with Morgan Stanley Bank to extend the maturity date of the facility to June 28, 2026; and a modification of its repurchase facility with JPMorgan Chase Bank to extend the maturity date of the facility to July 28, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Recent Developments
Macroeconomic Environment
The past several quarters were characterized by continued volatility in the global securities markets. Volatility was driven by investor concerns over tariffs, inflation, elevated interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. During the year, financial institutions were affected by certain events which also contributed to global markets volatility, diminished liquidity and credit availability.
Interest rates remained at an elevated level. The timing, direction and extent of any future interest rate changes remained uncertain. Absent other factors, our business model is such that higher interest rates should generally correlate to higher net interest income. However, interest rates have remained elevated for an extended period of time, adversely affecting our existing borrowers and the cost of financing their properties. Continued higher interest rates may further impact our borrowers and lead to non-performance, as well as dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Higher interest rates have adversely impacted, and may continue to adversely impact, commercial real estate property values. It remains difficult to predict the full impact of recent events, interest rate fluctuation, and inflation on macroeconomic conditions and our business.
On April 2, 2025, the U.S. presidential administration initiated significant changes to U.S. tariff policy, with the specific policies changing multiple times since that date. The initial announcement had immediate global repercussions, causing capital market uncertainty worldwide. The impact from these changes to U.S. trade policy on commercial real estate remains uncertain, and it is challenging to predict the impact on our business. Tariffs could have an inflationary effect, slow economic growth, result in rising interest rates, and increase unemployment, all of which could decrease demand for space, and the attractiveness of commercial real estate to investors.
Office Property Market
The office property market has experienced higher vacancies, slower leasing activity, and tenant reevaluation of space needs, largely due to remote and hybrid work arrangements. These factors coupled with tariffs, inflation, elevated interest rates and limited market liquidity have created a high level of uncertainty with respect to property values. These dynamics have stressed certain borrowers’ ability and willingness to support their properties and perform in accordance with their loan terms. Given this uncertainty, it remains difficult to predict the effect these challenging conditions may have on the office property market, our borrowers, their performance under the terms of our loans secured by office properties and our financial results.

First Quarter 2025 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(10.6) million, or $(0.22) per basic share.
•Generated Distributable (loss) to common stockholders of $(27.7) million, or $(0.57) per basic share, which includes $(24.6) million in write-offs, and excludes the $(3.8) million in provision for credit losses, $(2.4) million of equity compensation expense and $(1.4) million of depreciation and amortization on REO.
•Generated Distributable (loss) before realized gains and losses to common stockholders of $(3.0) million, or $(0.06) per basic share.
•Recorded a decrease to the allowance for credit losses of $(20.9) million, for a total allowance of credit losses of $180.2 million, or approximately 8.8% of total loan commitments of $2.0 billion at March 31, 2025.
•Book value per share of common stock at March 31, 2025, was $8.24, inclusive of $(3.72) per basic common share of total CECL reserve.
•Declared common stock dividends of $2.6 million, or $0.05 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Realized $(171.9) million of total unpaid principal balance in loan repayments, principal paydowns, principal amortization, resolutions and write-offs.
•Funded $10.5 million of prior loan commitments and upsizes.
•Acquired through a negotiated deed-in-lieu of foreclosure the title to an office property with a carrying value at closing of $72.5 million.
•Resolved a senior loan secured by an office property with a $26.1 million unpaid principal balance via short sale of collateral property to third-party and discounted loan payoff.
•Maintained a portfolio of 50 loan investments with an aggregate unpaid principal balance of $1.9 billion and total commitments of $2.0 billion, a weighted average stabilized LTV at origination of 64.5%, and a weighted average all-in yield at origination of Standard Overnight Financing Rate, or SOFR, of S+3.97%.
Corporate Financing Activity:
•Repurchased 878,784 shares of common stock at a weighted average purchase price of $2.84 for an aggregate purchase amount of $2.5 million.
Liquidity:
•At March 31, 2025, carried unrestricted cash of $85.7 million, a portion of which is subject to certain liquidity covenants, and $123.8 million of unlevered REO assets.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended March 31, 2025, we recorded a GAAP net (loss) per basic common share of $(0.22), declared a cash dividend of $0.05 per share of common stock and reported Distributable (loss) of $(0.57) per basic common share. Our book value as of March 31, 2025, was $8.24 per share of common stock, inclusive of $(3.72) per share of total CECL reserves.
As further described below, Distributable Earnings is a “non-GAAP financial measure”. We use Distributable Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is a performance metric we consider, along with other measures, when declaring our common stock dividends.

(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three months ended March 31, 2025, and 2024:

	Three Months Ended
	March 31,
(in thousands, except share data)	2025	2024
Net (loss) attributable to common stockholders	$(10,615)	$(77,723)
Basic weighted average common shares outstanding	48,668,667	50,744,532
Diluted weighted average common shares outstanding	48,668,667	50,744,532
Basic (loss) per weighted average common share	$(0.22)	$(1.53)
Diluted (loss) per weighted average common share	$(0.22)	$(1.53)
Dividend declared per common share	$0.05	$0.15
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
While Distributable Earnings (Loss) excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings (Loss) if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings (Loss) will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three months ended March 31, 2025, and 2024, we recorded a provision for credit losses of $3.8 million and $75.6 million, respectively, which has been excluded from Distributable Earnings (Loss), consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above. During the three months ended March 31, 2025, and 2024, we recorded $(1.4) million and $(1.3) million, respectively, in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings (Loss) consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above.
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
The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (Loss) Before Realized Gains and Losses and Distributable Earnings (Loss) for the three months ended March 31, 2025, and 2024:

	Three Months Ended
	March 31,
(in thousands, except share data)	2025	2024
Reconciliation of GAAP net (loss) income to Distributable Earnings (Loss):
GAAP net (loss) income attributable to common stockholders	$(10,615)	$(77,723)
Adjustments:
Provision for credit losses	3,770	75,552
Depreciation and amortization on real estate owned	1,397	1,302
Non-cash equity compensation	2,410	2,171
Distributable Earnings (Loss) Before Realized Gains and Losses	$(3,038)	$1,302
Realized losses on write-offs, loan sales and REO conversions	(24,638)	—
Distributable Earnings (Loss)	$(27,676)	$1,302
Distributable Earnings (Loss) per basic share of common stock	$(0.57)	$0.03
Distributable Earnings (Loss) per diluted share of common stock	$(0.57)	$0.03
Distributable Earnings (Loss) Before Realized Gains and Losses per basic share of common stock	$(0.06)	$0.03
Distributable Earnings (Loss) Before Realized Gains and Losses per diluted share of common stock	$(0.06)	$0.03
Basic weighted average common shares	48,668,667	50,744,532
Diluted weighted average common shares	48,668,667	50,744,532
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of March 31, 2025, and December 31, 2024:

(in thousands, except share data)	March 31, 2025	December 31, 2024
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	$604,669	$619,092
Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$398,931	$413,354
Shares:
Common shares outstanding	48,389,097	48,801,690
Book value per share of common stock	$8.24	$8.47
Book value per share as of March 31, 2025, includes the impact of an estimated allowance for credit losses of $180.2 million, or $(3.72) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At March 31, 2025, our loan portfolio was comprised of 50 investments, of which 49 were senior first mortgage loans totaling $2.0 billion of commitments with an unpaid principal balance of $1.9 billion, and one subordinate loan totaling $13.2 million in commitments and unpaid principal balance. At

March 31, 2025, the weighted average risk rating of our loan portfolio was 3.0 as compared to 3.1 at December 31, 2024, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of March 31, 2025, we owned three office properties with an aggregate carrying value of $123.8 million, inclusive of $12.0 million of intangible assets included in other assets and $(2.8) million of unfavorable lease liabilities in our Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2025, we funded $10.4 million under existing loan commitments and loan upsizes. We realized $171.9 million in aggregate reductions in portfolio unpaid principal balance from loan repayments, paydowns, amortization and resolutions. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Other loan fundings(1)	$10,415	$17,451
Deferred interest capitalized	60	550
Transfers to real estate owned	(63,353)	—
Loan repayments	(83,859)	(35,478)
Loan write-offs	(24,638)	—
Total loan activity, net	$(161,375)	$(17,477)
______________________
(1)Additional fundings made under existing loan commitments and upsizing of loans. Includes a $1.7 million unsecured note advanced to an existing borrower.
The following table details overall statistics for our loan portfolio as of March 31, 2025:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	50
Total loan commitments	$2,037,659
Unpaid principal balance	$1,944,959
Unfunded loan commitments	$92,700
Carrying value	$1,760,377
Weighted-average cash coupon(1)	S+3.69%
Weighted-average all-in yield(2)	S+3.97%
Stabilized LTV(3)	64.5%
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

The following table provides detail of our loan portfolio as of March 31, 2025:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$110.7	$108.8	$108.5	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	10/19	95.1	87.5	87.5	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior(7)	12/15	80.4	79.9	79.9	S+4.15%	S+4.43%	4.0	LA	Mixed-Use	65.5%	60.0%
Senior(7)	07/19	79.7	79.7	79.5	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	78.7	78.4	78.2	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	12/18	78.1	64.6	64.6	S+3.90%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/22	77.3	77.3	77.2	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior(10)	12/19	70.9	69.9	70.0	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	12/23	61.8	56.9	56.9	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior	06/21	52.9	47.7	47.6	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(7)	09/21	52.2	52.2	52.2	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	07/22	51.5	49.6	49.3	S+2.78%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior(7)	08/17	50.0	50.0	49.8	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	03/22	46.9	46.9	46.8	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	45.4	45.3	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	04/22	46.2	44.4	44.3	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	08/21	45.8	45.4	45.2	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	09/21	44.3	42.9	42.7	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior(9)	11/24	44.0	44.0	43.6	S+3.75%	S+3.87%	3.0	NY	Mixed-Use	100.0%	55.8%
Senior	02/22	42.4	42.4	42.2	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	07/16	39.0	38.3	38.2	S+5.05%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior(8)	11/21	39.0	32.0	30.4	5.75%	3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	04/22	36.3	34.5	33.2	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	03/20	34.9	24.4	23.6	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	08/19	33.2	31.6	31.5	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.1	32.8	32.9	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	11/19	32.9	32.7	32.6	S+3.73%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	30.2	29.2	29.2	S+2.97%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	04/22	29.1	27.6	27.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/22	27.2	24.5	24.3	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	10/21	25.7	25.7	25.6	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	01/18	25.2	25.2	25.1	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	12/21	24.7	17.0	16.9	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	03/20	24.1	22.1	22.0	S+4.25%	S+3.27%	3.0	CA	Office	63.6%	66.7%
Senior	05/21	23.3	20.4	20.4	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/20	21.9	21.8	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.5	21.5	21.4	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	06/19	21.0	20.4	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	19.4	19.3	19.2	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/21	16.7	14.2	14.2	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	10/18	15.7	15.7	15.8	S+5.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	07/19	15.6	13.5	13.5	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	08/17	15.4	15.4	15.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	14.0	14.0	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Subordinate	01/17	13.2	13.2	13.2	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	07/18	12.4	10.0	10.0	S+4.86%	S+4.35%	3.0	CA	Office	77.1%	63.5%
Senior	06/19	11.4	10.7	10.8	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.3	6.7	6.7	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(177.3)
Total/Weighted Average Loans		$2,037.7	$1,945.0	$1,760.4	S+3.69%	S+3.97%	3.1			69.4%	64.5%
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
(7)Loan was held on nonaccrual status as of March 31, 2025.
(8)Completed a modification with an effective date of July 12, 2024, that included an adjustment in rate to a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%.
(9)Appraisal value was equal to the unpaid principal balance at the time of the loan assumption in November 2024, resulting in an initial LTV of 100%.
(10)Includes a $1.7 million unsecured note advanced to an existing borrower.
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
The map and charts below, weighted by carrying value, illustrate the geographic distribution and types of properties securing our loan portfolio as of March 31, 2025:

MN, 7.5%
NY, 10.7%
MA, 2.4%
CT, 3.2%
PA, 2.7%
NJ, 2.2%
OH, 0.7%
IL, 9.7%
IN, 0.7%
CA, 12.9%
CO, 0.7%
VA, 2.0%
KY, 2.6%
NC, 2.9%
TN, 5.6%
AZ, 1.3%
GA, 8.6%
AL, 1.7%
TX, 15.0%
LA, 5.2%
FL, 1.0%
HI, 0.7%

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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of March 31, 2025, and December 31, 2024:

(dollars in thousands)	March 31, 2025			December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$141,205	$139,825	6	$153,954	$152,382
2	16	637,175	631,862	17	652,450	645,333
3	19	637,705	607,797	20	676,745	645,811
4	4	173,975	160,434	4	169,867	155,757
5	5	354,899	220,459	7	453,318	298,365
Total	50	$1,944,959	$1,760,377	54	$2,106,334	$1,897,648
As of March 31, 2025, the weighted average risk rating of our loan portfolio was 3.0, versus 3.1 as of December 31, 2024, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December 31, 2024, is mainly a result of resolutions of two previously risk-rated “5” loans.
Risk-Rated “5” Loans
As of March 31, 2025, we had five loans that had a risk rating of “5” with an aggregate principal balance of $354.9 million, for which we recorded an allowance for credit losses of $134.3 million. These five loans were on nonaccrual status as of March 31, 2025. The performance of these assets, which include two office buildings, one mixed-use property with an office and retail component, one hotel asset and one multifamily property, has been adversely affected to varying degrees by many factors, such as slower pace in leasing activity for office properties, related to work from home trends and other submarket dynamics, combined with a significant rise in interest rates contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property specific factors. These loans are considered collateral-dependent and have been placed on nonaccrual status as of March 31, 2025.
Other Portfolio Developments
During the three months ended March 31, 2025, we resolved a senior loan with a $26.1 million unpaid principal balance secured by an office property located in Boston, MA. The loan and related receivables had a carrying value of $9.6 million, inclusive of an allowance for credit losses of $(16.6) million as of December 31, 2024. The loan had been considered collateral-dependent, had a risk rating of “5” and had previously been placed on nonaccrual status. In connection with the resolution, which involved a short sale of the collateral property to a third-party and a discounted loan payoff, we recognized $(16.7) million as a write-off to the allowance for credit losses.
During the three months ended March 31, 2025, we transferred to real estate owned, or REO, a $71.3 million senior loan secured by an office property located in Miami Beach, FL. The loan had been considered collateral-dependent, had a risk rating of “5” and had previously been placed on nonaccrual status. We recognized a write-off of $(7.9) million in the allowance for credit losses on loans held-for-investment related to the transfer. At the time of acquisition, the loan had an amortized cost and carrying value of $71.3 million and $63.4 million, respectively. Additionally, at the time of acquisition, the loan had $7.6 million of related receivables, resulting in a total carrying value of $71.0 million. We recognized the property as real estate owned with a carrying value of $72.5 million based on the $71.0 million estimated fair value of the property and $1.5 million in direct transaction costs associated with the acquisition. See Note 4 - Real Estate Owned, Net, for further detail.
Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications may include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan’s maturity date, and/or deferral of scheduled payments. In exchange for a modification, we often receive a partial repayment of principal, an accrual of deferral interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or additional loan fees.
During the twelve months ended March 31, 2025, we completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of March 31, 2025, and December 31, 2024, the loan had a principal balance of $50.0 million and an amortized cost of $49.8 million. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2025, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and our agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023, in conjunction with a previous modification. The loan was performing pursuant to its modified contractual terms as of March 31, 2025.
During the twelve months ended March 31, 2025, we completed the modification of a first mortgage loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA. As of March 31, 2025, and December 31, 2024, the loan had a principal balance of $32.0 million and an amortized cost of $30.4 million and $30.3 million, respectively. The terms of the modification included, among others, (i) a new $2 million capital infusion from the sponsor to further support the collateral property; (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior note, with a $7.0 million unfunded commitment, and a $19.0 million subordinate note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%, has an exit fee that was increased from 1.25% to 5.75% of the loan amount, and was extended to July 9, 2027. The subordinate note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of September 30, 2024, the subordinate note was deemed uncollectible, resulting in a write-off of $(19.0) million. The loan was performing pursuant to its modified contractual terms as of March 31, 2025.
During the twelve months ended March 31, 2025, we completed the modification of a first mortgage loan secured by a showroom and design property located in New York, NY. As of March 31, 2025, and December 31, 2024, the loan had a principal balance of $34.5 million and $34.3 million, and an amortized cost of $33.2 million and $37.8 million, respectively. The terms of the modification included, among others, a restructuring of the $37.5 million loan at the time of the modification into (i) a $33.3 million senior note, with $3.0 million in unfunded commitments, and (ii) a $4.2 million subordinate note; a $2.6 million capital infusion from the sponsor to further support the collateral property; a change to the restructured senior loan’s coupon to S+3.00%, which was reduced from S+4.65%; an increase in the exit fee from 0.25% to 5.70% of the loan amount, and an extension of term to a maturity date of June 9, 2027. The subordinate note was non-interest bearing and subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of June 30, 2024, the subordinate note was deemed uncollectible, resulting in a write-off of $(4.2) million. The loan was performing pursuant to its modified contractual terms as of March 31, 2025.
Portfolio Financing
As of March 31, 2025, our portfolio financing consisted of repurchase and secured credit facilities collateralized by loans held-for-investment and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 61.7% of portfolio loan-level financing as of March 31, 2025.

The following table details our portfolio loan-level financing as of March 31, 2025, and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
CRE CLOs	$773,290	$788,313
Secured credit facility	86,774	86,774
Total non-mark-to-market financing	860,064	875,087
Secured repurchase agreements (mark-to-market)	534,543	597,874
Total portfolio financing	$1,394,607	$1,472,961
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of March 31, 2025, and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Loans held-for-investment	$1,716,333	$1,856,321
Real Estate Owned, net(1)	72,524	—
Restricted cash	3,955	8,018
Total	$1,792,812	$1,864,339
______________________
(1)As of December 31, 2024, real estate owned, net included $0.5 million in other assets and liabilities related to acquired leases.
Secured Repurchase Agreements
As of March 31, 2025, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.5 billion, which financed a portion of our loans held-for-investment and real estate owned. As of March 31, 2025, the weighted average borrowing rate on our repurchase facilities was 7.7%, the weighted average advance rate was 61.0%, and the term to maturity ranged from 55 days to approximately 0.3 years, with a weighted average remaining maturity of 0.3 years.
The table below details our secured repurchase facilities as of March 31, 2025:

	March 31, 2025
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2025	No	$52,584	$197,416	$250,000
JPMorgan Chase Bank(4)	July 28, 2025	No	409,472	68,498	477,970
Citibank(5)	May 25, 2025	No	72,487	427,513	500,000
Total			$534,543	$693,427	$1,227,970
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of March 31, 2025.
(3)Subsequent to March 31, 2025, we entered into a modification of the facility to extend the maturity date to June 28, 2026. Collateral value includes real estate owned with a carrying value of $72.5 million.
(4)Subsequent to March 31, 2025, we entered into a modification of the facility to extend the maturity date to July 28, 2026.
(5)Subsequent to March 31, 2025, we entered into a modification of the facility to extend the maturity date to April 27, 2026, and to reduce the maximum facility capacity amount to $250 million.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At March 31, 2025, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.8 billion of outstanding borrowings, financing 29 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, totaling $1.0 billion. As of March 31, 2025, our CRE CLOs financed 48.8% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.

The following table details our CRE CLO securitized debt obligations as of March 31, 2025:

(dollars in thousands)	March 31, 2025
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$467,188	$455,035	S+ 3.9%
Financing provided	362,750	361,890	S+ 1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	485,072	474,874	S+3.6%
Financing provided	411,400	411,400	S+2.3%
Total
Collateral assets(4)	$952,260	$929,909	S+3.7%
Financing provided	$774,150	$773,290	S+2.1%
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
(2)$0.2 million restricted cash is included as of March 31, 2025.
(3)$3.7 million restricted cash is included as of March 31, 2025.
(4)$4.0 million restricted cash is included as of March 31, 2025.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $86.8 million as of March 31, 2025, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2025.
The following table details the outstanding borrowings under our secured credit facility as of March 31, 2025:

(dollars in thousands)	March 31, 2025
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$150,007	$99,459	S+4.2%
Borrowings outstanding	86,774	86,774	S+6.5%
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

Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of March 31, 2025
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $9.3 million.	Unrestricted cash of $85.7 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $0.6 billion and (ii) 75.0% of net cash proceeds of equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $0.6 billion.
Tangible net worth of $0.8 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 71.7%; Total leverage ratio of 64.4%
Interest Coverage	Minimum interest coverage of no less than 1.15:1.0 until and including March 31, 2025; 1.2:1.0 from April 1, 2025, until and including December 31, 2025; and 1.3:1.0 thereafter.	Interest coverage of 1.2:1.0
We were in compliance with these financial covenants as of March 31, 2025.
Leverage Ratios
As of March 31, 2025, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.2:1.0, and our recourse leverage ratio was 0.9:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of March 31, 2025, and December 31, 2024. The period-over-period increase in our leverage ratios was mainly related to a decrease in total equity balance due to higher CECL reserves recorded during the three months ended March 31, 2025, which was partially offset by lower borrowings due to loan repayments and paydowns.

	March 31, 2025	December 31, 2024
Recourse leverage ratio(1)	0.9	1.0
Total leverage ratio(2)	2.2	2.2
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of March 31, 2025, 97.7% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.5 billion. As of March 31, 2025, 2.3% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to elevated interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of March 31, 2025:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$1,899,794
Floating rate liabilities(1)(3)	1,395,467
Net floating rate exposure	$504,327
______________________
(1)As of March 31, 2025, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of March 31, 2025.
(3)Floating rate liabilities include our outstanding repurchase facilities, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three months ended March 31, 2025, and 2024. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended March 31, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,005,976	$34,063	6.8%
Subordinated loans	13,191	264	8.0%
Total loan interest income/net asset yield	$2,019,167	$34,327	6.8%
Other - Interest on cash and cash equivalents		817
Total interest income		$35,144
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,398,881	$26,411	7.6%
Subordinated loans	11,231	260	9.3%
Real estate owned	$19,791	433	8.8%
Total interest expense/cost of funds	$1,429,903	$27,104	7.6%
Net interest income/spread		$8,040	(0.8)%

	Three Months Ended March 31, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,701,361	$51,693	7.7%
Subordinated loans	13,468	272	8.1%
Total loan interest income/net asset yield	$2,714,829	$51,965	7.7%
Other - Interest on cash and cash equivalents		$2,090
Total interest income		$54,055
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,921,972	$40,878	8.5%
Subordinated loans	11,472	298	10.4%
Real estate owned	5,836	356	24.4%
Total interest expense/cost of funds	$1,939,280	$41,532	8.6%
Net interest income/spread		$12,523	(0.9)%
______________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and cost of financing for us, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at a periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the continued volatility in global markets, driven by investor concerns over inflation, elevated interest rates and geopolitical uncertainty, and how they will affect our operating results.
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
U.S. Trade Policy
Changes in U.S. trade policy may affect our financial performance due to capital market uncertainty, rising construction, operational, and borrowing costs and changes in tenant and investor demands. Certain changes to U.S. trade policy may result in higher inflation, which could cause the Federal Reserve to pause further interest rate cuts or even consider interest rate increases. Static or increasing interest rates may negatively impact our portfolio investments and the financing of our assets. As a result, under certain market disruption scenarios, we may earn lower net interest income and revenues from real estate owned, incur higher operating expenses, and the cash flows of the collateral properties may not sufficiently cover debt service due under our loans, which may contribute to loan non-performance or, in certain instances, loan defaults.
Summary of Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2025, and December 31, 2024
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended March 31, 2025, and December 31, 2024:

(in thousands)	Three Months Ended
Income Statement Data:	March 31, 2025	December 31, 2024	Q1’25 vs Q4’24
Interest income:	(unaudited)
Loans held-for-investment	$34,327	$37,723	$(3,396)
Cash and cash equivalents	817	997	(180)
Total interest income	$35,144	$38,720	$(3,576)
Interest expense:
Repurchase facilities	$11,885	$14,417	$(2,532)
Securitized debt obligations	12,680	14,065	(1,385)
Secured credit facility	2,539	2,667	(128)
Total interest expense	27,104	31,149	(4,045)
Net interest income	$8,040	$7,571	$469
The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in benchmark market short-term interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizing transactions, repayments and when certain loans are placed on nonaccrual status.
Interest Income
Interest income for the three months ended March 31, 2025, decreased to $35.1 million from $38.7 million for the three months ended December 31, 2024, mainly due to a lower average balance of our interest-earning assets as a result of loan repayments and a decline in short-term interest rates.
Interest Expense
Interest expense for the three months ended March 31, 2025, decreased to $27.1 million from $31.1 million for the three months ended December 31, 2024, mainly due to a lower average balance of our interest-bearing liabilities and a decline in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended March 31, 2025, and December 31, 2024:

(in thousands)	Three Months Ended
(Provision for) benefit from credit losses on:	March 31, 2025	December 31, 2024
Loans held-for-investment	$(2,193)	$(38,129)
Other liabilities	(1,577)	936
Total (provision for) benefit from credit losses	$(3,770)	$(37,193)
During the three months ended March 31, 2025, we recorded a provision for credit losses of $(3.8) million as compared to $(37.2) million for the three months ended December 31, 2024. The decrease in the provision for credit losses was primarily driven by lower unfavorable change to specific reserves on collateral-dependent loans during the three months ended March 31, 2025, as compared to the three months ended December 31, 2024.
Revenue from REO Operations
During the three months ended March 31, 2025, we recorded revenue from REO operations of $3.1 million as compared to $3.3 million for the three months ended December 31, 2024. The decrease in revenue from REO was due to lower variable rent income during the three months ended March 31, 2025.

Expenses
The following table presents the components of expenses for the three months ended March 31, 2025, and December 31, 2024:

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024
Compensation and benefits	$5,771	$3,378
Servicing expenses	1,031	1,380
Expenses from real estate owned operations	4,504	4,364
Other operating expenses	3,003	3,380
Total operating expenses	$14,309	$12,502
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.4%	5.0%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	4.8%	4.7%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits for the three months ended March 31, 2025, increased primarily due to higher non-cash equity compensation expense amortization as compared to the three months ended December 31, 2024. Servicing expenses for the three months ended March 31, 2025, decreased modestly primarily due to CLO servicing fees and special servicing fees related to select loans, as compared to the three months ended December 31, 2024. Expenses from REO operations for the three months ended March 31, 2025, increased primarily due to higher charges on the Maynard, MA office, as compared to the prior quarter. Other operating expenses decreased as compared to the prior quarter mainly due to higher professional fees. Our operating expense ratio, excluding REO, increased during the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, mainly due to lower average equity and higher noncash equity compensation, partially offset by lower service fees during the three months ended March 31, 2025.
Our GAAP net (loss) attributable to common stockholders was $(10.6) million (or $(0.22) per basic weighted average share) for the three months ended March 31, 2025, as compared to GAAP net (loss) attributable to common stockholders of $(42.4) million (or $(0.86) per basic weighted average share) for the three months ended December 31, 2024. The decrease in GAAP results was primarily due to a lower provision for credit losses of $(3.8) million during the three months ended March 31, 2025, compared to a provision for credit losses of $(75.6) million during the three months ended December 31, 2024.
Comparison of the Three Months Ended March 31, 2025, and March 31, 2024
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended March 31, 2025, and March 31, 2024:

(in thousands)	Three Months Ended
Income Statement Data:	2025	2024	Q1’25 vs Q1’24
Interest income:
Loans held-for-investment	$34,327	$51,965	$(17,638)
Cash and cash equivalents	817	2,090	(1,273)
Total interest income	$35,144	$54,055	$(18,911)
Interest expense:
Repurchase facilities	$11,885	$20,728	$(8,843)
Securitized debt obligations	12,680	18,115	(5,435)
Secured credit facility	2,539	2,689	(150)
Total interest expense	$27,104	$41,532	$(14,428)
Net interest income	$8,040	$12,523	$(4,483)
The majority of our interest-earning assets and liabilities have floating rates based on an index (e.g., one-month SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in benchmark market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizing transactions and repayments.

Interest Income
Interest income for the three months ended March 31, 2025, decreased to $35.1 million from $54.1 million for the three months ended March 31, 2024, mainly due to a lower average balance of our interest-earning assets and a decline in short-term interest rates.
Interest Expense
Interest expense for the three months ended March 31, 2025, decreased to $27.1 million from $41.5 million for the three months ended March 31, 2024, mainly due to a lower average balance on portfolio level financing, corporate borrowings and a decline in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended March 31, 2025, and March 31, 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
(Provision for) benefit from credit losses on:
Loans held-for-investment	(2,193)	(75,484)
Other liabilities	(1,577)	(68)
Total (provision for) benefit from credit losses	$(3,770)	$(75,552)
During the three months ended March 31, 2025, we recorded a provision for credit losses of $(3.8) million as compared to $(75.6) million during the three months ended March 31, 2024. The decrease in the provision for credit losses was primarily driven by lower balances on nonaccrual loans that were individually assessed in accordance with ASU 2016-13 during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Revenue from REO Operations
During the three months ended March 31, 2025, we recorded revenue from REO operations of $3.1 million as compared to $1.1 million during the three months ended March 31, 2024. The increase in revenue from REO is due to the activity on the REO acquisitions that occurred in June 2024 and January 2025.
Expenses
The following table presents the components of expenses for the three months ended March 31, 2025, and March 31, 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Compensation and benefits	$5,771	$5,987
Servicing expenses	1,031	1,376
Expenses from real estate owned operations	4,504	2,045
Other operating expenses	3,003	2,829
Total operating expenses	$14,309	$12,237
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.4%	4.8%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	4.8%	3.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits and servicing expenses for the three months ended March 31, 2025, decreased modestly as compared to the three months ended March 31, 2024. Expenses from real estate owned operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, increased due to the acquisitions of REO in June 2024 and January 2025. Other operating expenses increased as compared to the three months ended March 31, 2024. Our operating expense ratio, excluding REO, increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, mainly due to lower average equity.

Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of March 31, 2025, our capitalization included $1.4 billion of loan-level financing. Our loan-level financing as of March 31, 2025, is generally term-matched or matures in 2025, and includes $0.5 billion of secured repurchase agreements, $0.8 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $86.8 million term-matched and non-mark-to-market secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations and Note 6 – Secured Financing Agreements to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations and our secured financing facilities, respectively.
Leverage
From December 31, 2024, to March 31, 2025, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, remained stable at 2.2:1.0 mainly driven by a reduction in total equity, partially offset by a reduction in outstanding debt. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of March 31, 2025:

(in thousands)	March 31, 2025
Cash and cash equivalents	$85,744
Approved but unused borrowing capacity on financing facilities	—
Total	$85,744
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $1.4 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, and secured credit facility; $92.7 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders, which are at the discretion of our board of directors.
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
The following table provides the maturities of the collateral underlying our repurchase facilities, secured credit facility and securitized debt obligations, as of March 31, 2025, and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Within one year	$1,321,148	$1,279,702
One to three years	73,489	156,607
Three to five years	—	36,652
Five years and over	—	—
Total	$1,394,637	$1,472,961
Cash Flows
For the three months ended March 31, 2025, our restricted and unrestricted cash and cash equivalents balance decreased approximately $14.0 million, to $100.4 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2025, operating activities decreased our cash balances by approximately $5.7 million, primarily driven by equity compensation and amortization and depreciation.
•Cash flows from investing activities. For the three months ended March 31, 2025, investing activities increased our cash balances by approximately $80.1 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the three months ended March 31, 2025, financing activities decreased our cash balances by approximately $88.4 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations, partially offset by proceeds from repurchase agreements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered around quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing economic disruption and capital markets volatility resulting from inflation, elevated interest rates, geopolitical uncertainty, global tariff policies and escalating global trade tensions, which have disrupted supply chains and material costs and have contributed to significant market volatility.
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
As of March 31, 2025, approximately 97.7% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 2.3% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2025. All changes in value are measured as the change from our March 31, 2025, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$581	$305	$(312)	$(624)
Repurchase facilities	(223)	(111)	111	223
Securitized debt obligations	(323)	(161)	161	323
Secured financing facility	(36)	(18)	18	36
Total net assets	$(1)	$15	$(22)	$(42)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(424)	$(555)	$716	$1,432
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2025. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
Various factors, such as elevated interest rates, inflation, tariffs, geopolitical tensions and volatility in public equity and fixed income markets have led to increased cost and decreased availability of capital, which may adversely impact the ability of commercial property owners to service their debt obligations and refinance their loans as they mature and/or our ability to access capital markets.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 through January 30, 2025	—	$—	—	4,765,245
February 1, 2025 through February 28, 2025	353,448	2.86	353,448	4,411,797
March 1, 2025 through March 31, 2025	525,336	2.85	525,336	3,886,461
Total	878,784	$2.84	878,784	3,886,461
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

10.1*+
Employment Agreement, dated January 7, 2025, by and between Granite Point Mortgage Trust Inc. and Ethan Lebowitz (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.2*+
Amended and Restated Employment Agreement, dated January 7, 2025, by and between Granite Point Mortgage Trust Inc. and Steven Plust (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Index
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2025, filed with the SEC on May 6, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
*    Management contract or compensatory plan, contract or agreement
+    Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 6, 2025	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 6, 2025	By:	/s/ Blake N. Johnson
Blake N. Johnson Chief Financial Officer (Principal Accounting and Financial Officer)