Form 10-Q
period 2025-06-30
Granite Point Mortgage Trust Inc.
filed 2025-08-05
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 30, 2025, there were 47,394,519 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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
•inflationary trends which have led to higher interest rates and increased market volatility;
•reduced demand for office or retail space, including as a result of hybrid work schedules which allow work from remote locations other than the employer's office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Loans held-for-investment	$1,823,279	$2,097,375
Allowance for credit losses	(151,968)	(199,727)
Loans held-for-investment, net	1,671,311	1,897,648
Cash and cash equivalents	85,102	87,788
Restricted cash	10,799	26,682
Real estate owned, net	98,704	42,815
Accrued interest receivable	7,529	8,668
Other assets	44,640	51,514
Total Assets (1)	$1,918,085	$2,115,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$474,400	$597,874
Securitized debt obligations	743,544	788,313
Secured credit facility	86,774	86,774
Dividends payable	6,193	6,238
Other liabilities	22,845	16,699
Total Liabilities (1)	1,333,756	1,495,898
Commitments and Contingencies (see Note 9)
Stockholders’ Equity
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, and 47,394,519 shares and 48,801,690 issued and outstanding, respectively	474	488
Additional paid-in capital	1,193,711	1,195,823
Cumulative earnings	(159,934)	(139,556)
Cumulative distributions to stockholders	(450,129)	(437,745)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	584,204	619,092
Non-controlling interests	125	125
Total Equity	584,329	619,217
Total Liabilities and Stockholders’ Equity	$1,918,085	$2,115,115
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At June 30, 2025, and December 31, 2024, assets of the VIEs totaled $910,408 and $951,295, respectively, and liabilities of the VIEs totaled $744,930 and $790,339, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans held-for-investment	$33,024	$46,882	$67,351	$98,847
Cash and cash equivalents	779	1,597	1,596	3,687
Total interest income	33,803	48,479	68,947	102,534
Interest expense:
Repurchase facilities	10,590	19,331	22,475	40,059
Securitized debt obligations	12,604	18,303	25,284	36,418
Secured credit facility	2,564	2,714	5,103	5,403
Total interest expense	25,758	40,348	52,862	81,880
Net interest income	8,045	8,131	16,085	20,654
Other income (loss):
Revenue from real estate owned operations	3,753	1,111	6,847	2,253
Provision for credit losses	(10,984)	(60,756)	(14,754)	(136,308)
Gain (loss) on sale of real estate owned	301	—	301	—
Gain (loss) on extinguishment of debt	—	(786)	—	(786)
Total other (loss) income	(6,930)	(60,431)	(7,606)	(134,841)
Expenses:
Compensation and benefits	5,718	4,721	11,489	10,708
Servicing expenses	817	1,398	1,848	2,774
Expenses from real estate owned operations	5,227	1,950	9,731	3,995
Other operating expenses	2,717	2,700	5,720	5,529
Total expenses	14,479	10,769	28,788	23,006
(Loss) income before income taxes	(13,364)	(63,069)	(20,309)	(137,193)
(Benefit from) provision for income taxes	(1)	(1)	69	(2)
Net (loss) income	(13,363)	(63,068)	(20,378)	(137,191)
Dividends on preferred stock	3,601	3,600	7,201	7,200
Net (loss) income attributable to common stockholders	$(16,964)	$(66,668)	$(27,579)	$(144,391)
Basic (loss) earnings per weighted average common share	$(0.35)	$(1.31)	$(0.57)	$(2.84)
Diluted (loss) earnings per weighted average common share	$(0.35)	$(1.31)	$(0.57)	$(2.84)
Weighted average number of shares of common stock outstanding:
Basic	48,030,130	50,939,476	48,347,634	50,842,004
Diluted	48,030,130	50,939,476	48,347,634	50,842,004

Net (loss) income attributable to common stockholders	$(16,964)	$(66,668)	$(27,579)	$(144,391)
Comprehensive (loss) income	$(16,964)	$(66,668)	$(27,579)	$(144,391)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
Net income (loss)	—	—	—	—	—	(74,123)	—	(74,123)	—	(74,123)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.15 per share	—	—	—	—	—	—	(8,043)	(8,043)	—	(8,043)
Repurchase of common stock for tax withholding on vestings of RSUs	(233,454)	—	—	—	(1,185)	—	—	(1,185)	—	(1,185)
Non-cash equity award compensation	690,413	4	—	—	2,167	—	—	2,171	—	2,171
Balance, March 31, 2024	51,034,800	$510	8,229,500	$82	$1,199,030	$(6,628)	$(418,876)	$774,118	$125	$774,243
Net income (loss)	—	—	—	—	—	(63,068)	—	(63,068)	—	(63,068)
Repurchase of common stock	(510,244)	(5)	—	—	(1,594)	—	—	(1,599)	—	(1,599)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,735)	(2,735)	—	(2,735)
Non-cash equity award compensation	159,561	2	—	—	1,458	—	—	1,460	—	1,460
Balance, June 30, 2024	50,684,117	$507	8,229,500	$82	$1,198,894	$(69,696)	$(425,211)	$704,576	$125	$704,701

Balance, December 31, 2024	48,801,690	$488	8,229,500	$82	$1,195,823	$(139,556)	$(437,745)	$619,092	$125	$619,217
Net income (loss)	—	—	—	—	—	(7,015)	—	(7,015)	—	(7,015)
Repurchase of common stock	(878,784)	(9)	—	—	(2,516)	—	—	(2,525)	—	(2,525)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,591)	(2,591)	—	(2,591)
Repurchase of common stock for tax withholding on vestings of RSUs	(380,163)	(4)	—	—	(1,098)	—	—	(1,102)	—	(1,102)
Non-cash equity award compensation	846,354	9	—	—	2,401	—	—	2,410	—	2,410
Balance, March 31, 2025	48,389,097	$484	8,229,500	$82	$1,194,610	$(146,571)	$(443,936)	$604,669	$125	$604,794
Net income (loss)	—	—	—	—	—	(13,363)	—	(13,363)	—	(13,363)
Repurchase of common stock	(1,250,000)	(13)	—	—	(3,124)	—	—	(3,137)	—	(3,137)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,592)	(2,592)	—	(2,592)
Repurchase of common stock for tax withholding on vestings of RSUs	(7,279)	—	—	—	—	—	—	—	—	—
Non-cash equity award compensation	262,701	3	—	—	2,225	—	—	2,228	—	2,228
Balance, June 30, 2025	47,394,519	$474	8,229,500	$82	$1,193,711	$(159,934)	$(450,129)	$584,204	$125	$584,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(20,378)	$(137,191)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(3,222)	(3,453)
Amortization of deferred debt issuance costs	2,463	3,316
Provision for credit losses	14,754	136,308
(Gain) loss on extinguishment of debt	—	423
Amortization of equity-based compensation	4,638	3,631
Depreciation and amortization on real estate owned	3,613	2,558
Gain on sale of real estate owned	(301)	—
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(253)	1,655
Decrease (increase) in other assets	(3,311)	(2,088)
Increase (decrease) in other liabilities	(2,977)	(2,521)
Net cash provided by (used in) operating	(4,974)	2,638
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(23,133)	(34,053)
Proceeds from repayment of loans held-for-investment	188,385	96,883
Capital expenditures related to real estate owned	(2,030)	—
Acquisition costs on real estate owned	(1,587)	—
Proceeds from sale of real estate owned	16,655	—
Purchases of other investments	(2,588)	—
Net cash provided by investing activities	175,702	62,830
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	13,700	78,486
Principal payments on repurchase facilities	(137,174)	(161,949)
Principal payments on securitized debt obligations	(45,184)	(54,210)
Proceeds from secured credit facility	—	1,192
Payment of debt issuance costs	(1,446)	(843)
Tax withholding on restricted stock and RSUs	(1,102)	(1,185)
Repurchase of common stock	(5,662)	(1,599)
Dividends paid on preferred stock	(7,201)	(7,201)
Dividends paid on common stock	(5,228)	(18,579)
Net cash used in financing activities	(189,297)	(165,888)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,569)	(100,420)
Cash, cash equivalents, and restricted cash at beginning of period	114,470	199,216
Cash, cash equivalents, and restricted cash at end of period	$95,901	$98,796
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$51,192	$83,764
Cash paid for federal taxes	$60	$—
Cash paid for state taxes	$—	$—
Noncash Activities:
Dividends declared but not paid at end of period	$6,193	$6,335
Transfers from loan held-for investment and receivables to real estate owned	$71,000	$35,659
Acquisition of working capital related to real estate owned	$63	$—
Right-of-use lease asset and operating lease liability assumed	$7,239	$—
Principal repayments of loans held-for-investment held by servicer	$48	$—
Transfer of other receivables to loans held-for-investment	$567	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed commercial real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT”. The Company’s principal executive offices are located at 3 Bryant Park, 24th Floor, New York, New York 10036. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2025, and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2025, should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities including real estate owned and associated purchase price allocation of fair value, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market interest and capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term.
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2025.
Real Estate Owned, Net and Real Estate Held-for-Sale
If the Company intends to hold, operate or develop the property, the asset is classified as real estate owned, net on its consolidated balance sheets. If the held-for-sale criteria prescribed by ASC 360, Property, Plant and Equipment, are met, the asset is classified as real estate owned held-for-sale and reflected at the lower of amortized cost and fair value less estimated transaction costs to sell on the consolidated balance sheets. Once classified as real estate owned held-for-sale, the Company ceases recognition of the related depreciation and amortization.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2025, and December 31, 2024:

	June 30, 2025
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$1,816,812	$13,095	$1,829,907
Unamortized net deferred origination fees	(6,628)	—	(6,628)
Allowance for credit losses	(151,874)	(94)	(151,968)
Carrying value	$1,658,310	$13,001	$1,671,311
Unfunded commitments	$78,262	$—	$78,262
Number of loans	46	1	47
Weighted average coupon(3)	7.0%	8.0%	7.0%
Weighted average years to maturity(4)	0.6	1.6	0.6

	December 31, 2024
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,093,096	$13,238	$2,106,334
Unamortized net deferred origination fees	(8,959)	—	(8,959)
Allowance for credit losses	(199,556)	(171)	(199,727)
Carrying value	$1,884,581	$13,067	$1,897,648
Unfunded commitments	$90,641	$—	$90,641
Number of loans	53	1	54
Weighted average coupon(3)	6.3%	8.0%	6.4%
Weighted average years to maturity(4)	0.6	2.1	0.6
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

(dollars in thousands)	June 30, 2025		December 31, 2024
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$733,128	43.9%	$872,306	46.0%
Multifamily	548,812	32.8%	574,032	30.2%
Hotel	107,579	6.4%	114,054	6.0%
Retail	107,541	6.4%	164,424	8.7%
Industrial	113,916	6.9%	113,890	6.0%
Other	60,335	3.6%	58,942	3.1%
Total	$1,671,311	100.0%	$1,897,648	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	June 30, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$442,859	26.5%	$485,062	25.6%
Southwest	334,457	20.0%	417,425	22.0%
West	243,866	14.6%	272,633	14.4%
Midwest	293,412	17.6%	300,617	15.8%
Southeast	356,717	21.3%	421,911	22.2%
Total	$1,671,311	100.0%	$1,897,648	100.0%
Loan Portfolio Activity
The following tables summarize activity related to loans held-for-investment, net of allowance for credit losses, for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$1,937,659	$(177,282)	$1,760,377	$2,097,375	$(199,727)	1,897,648
Originations, additional fundings, upsizing of loans and capitalized deferred interest(1)	13,519	—	13,519	23,994	—	23,994
Repayments	(93,172)	—	(93,172)	(176,953)	—	(176,953)
Transfers to real estate owned(2)	—	—	—	(63,353)	—	(63,353)
Transfers in from loan related receivables(3)	567	—	567	567	—	567
Increase (decrease) from net deferred fees	(254)	—	(254)	(583)	—	(583)
Amortization of net deferred fees	1,034	—	1,034	2,944	—	2,944
Provision for credit losses	—	(10,760)	(10,760)	—	(12,953)	(12,953)
Write-offs	$(36,074)	$36,074	—	$(60,712)	$60,712	—
Balance at end of period	$1,823,279	$(151,968)	$1,671,311	$1,823,279	$(151,968)	$1,671,311

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$2,702,684	$(210,145)	$2,492,539	$2,718,486	$(134,661)	$2,583,825
Originations, additional fundings, upsizing of loans and capitalized deferred interest	17,867	—	17,867	35,868	—	35,868
Repayments	(61,405)	—	(61,405)	(96,883)	—	(96,883)
Transfers to real estate owned	(35,659)	—	(35,659)	(35,659)	—	(35,659)
Net discount accretion (premium amortization)	7	—	7	15	—	15
Increase (decrease) from net deferred fees	(911)	—	(911)	(852)	—	(852)
Amortization of net deferred fees	867	—	867	2,475	—	2,475
Provision for credit losses	—	(60,561)	(60,561)	—	(136,045)	(136,045)
Write-offs	$(6,566)	$6,566	—	$(6,566)	$6,566	—
Balance at end of period	$2,616,884	$(264,140)	$2,352,744	$2,616,884	$(264,140)	$2,352,744
______________________
(1)Includes a $1.7 million unsecured note advanced to an existing borrower during the six months ended June 30, 2025.
(2)Total transfers to real estate owned of $71.0 million comprised of $63.4 million of loans held-for-investment and $7.6 million in related receivables.
(3)Transfers in from loan related receivables of $0.6 million included in write-offs during the three and six months ended June 30, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the three and six months ended June 30, 2025, and 2024 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Three Months Ended June 30, 2025
Balance at beginning of period	$134,253	$43,029	$177,282	$2,880	$180,162
Provision for (benefit from) credit losses	(638)	11,398	10,760	224	10,984
Write-off	(36,074)	—	(36,074)	—	(36,074)
Balance at end of period	$97,541	$54,427	$151,968	$3,104	$155,072

Six Months Ended June 30, 2025
Balance at beginning of period	$154,687	$45,040	$199,727	$1,303	$201,030
Provision for (benefit from) credit losses	3,566	9,387	12,953	1,801	14,754
Write-off	(60,712)	—	(60,712)	—	(60,712)
Balance at end of period	$97,541	$54,427	$151,968	$3,104	$155,072

Three Months Ended June 30, 2024
Balance at beginning of period	$155,301	$54,844	$210,145	$2,524	$212,669
Provision for (benefit from) credit losses	42,054	18,507	60,561	195	60,756
Write-off	(2,400)	(4,166)	(6,566)	—	(6,566)
Balance at end of period	$194,955	$69,185	$264,140	$2,719	$266,859

Six Months Ended June 30, 2024
Balance at beginning of period	$91,372	$43,289	$134,661	$2,456	$137,117
Provision for (benefit from) credit losses	105,983	30,062	136,045	263	136,308
Write-off	(2,400)	(4,166)	(6,566)	—	(6,566)
Balance at end of period	$194,955	$69,185	$264,140	$2,719	$266,859
______________________
(1)The current expected credit loss, or CECL, reserve for unfunded commitments is included in “Other liabilities” on the condensed consolidated balance sheets.
During the three months ended June 30, 2025, the Company recorded a net decrease of $(25.1) million in its total allowance for credit losses on its loan portfolio primarily due to $(36.1) million in write-offs, partially offset by an $11.0 million provision for credit losses, bringing the total allowance for credit losses to $155.1 million as of June 30, 2025. The decrease in the allowance was primarily related to resolutions of two loans that had been previously individually assessed, partially offset by an increase due to assumptions employed in estimating the general CECL reserve as of June 30, 2025.
During the six months ended June 30, 2025, the Company recorded a net decrease of $(46.0) million in its allowance for credit losses on its loan portfolio primarily due to $(60.7) million in write-offs, partially offset by a $14.8 million provision for credit losses. The decrease in the allowance was primarily related to resolutions of four loans that had been previously individually assessed, partially offset by additional specific reserves on loans that were assessed individually during the six months ended June 30, 2025, and an increase due to assumptions employed in estimating the general CECL reserve as of June 30, 2025.
During the three months ended June 30, 2025, the Company modified a senior loan secured by a hotel property located in Minneapolis, MN. The loan was on nonaccrual status and had a risk rating of “5” prior to the modification. The modification restructured the loan into a $37.0 million senior note on accrual status and a subordinate note that was immediately charged off. As a result of the modification, the Company recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses.
During the three months ended June 30, 2025, the Company resolved a loan secured by a mixed-use office and retail property located in Baton Rouge, LA, via a property sale. The loan was on nonaccrual status with an unpaid principal balance

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
of $79.3 million and a risk-rating of “5”. As a result of the property sale, the Company recognized a write-off of approximately $(20.7) million, which had been reserved for through a previously recorded allowance for credit losses.
As of June 30, 2025, the Company had three collateral-dependent loans with an aggregate principal balance of $222.8 million, for which the Company recorded an allowance for credit losses of $97.5 million. These loans were individually assessed in accordance with the CECL framework and the allowance for credit losses was determined based on the estimates of the collateral properties’ fair value. The performance of the collateral properties securing these loans, which include two office buildings and one multifamily property, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets with reduced tenant demand, and a higher cost of capital driven by elevated interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 8 - Fair Value, for further detail on the fair value measurement of these loans.
Nonaccrual Loans
The following table presents the changes in the carrying value of loans held-for-investment on nonaccrual status for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Nonaccrual loan carrying value at beginning of period	$220,458	$517,507	$298,365	$343,683
Addition of nonaccrual loan carrying value	—	16,831	—	195,358
Reduction of nonaccrual loan carrying value	(95,418)	(81,541)	(173,325)	(86,244)
Nonaccrual loan carrying value at end of period	$125,040	$452,797	$125,040	$452,797
As of June 30, 2025, the Company had three senior loans with a total unpaid principal balance of $222.8 million and carrying value of $125.0 million that were held on nonaccrual status, compared to 12 senior loans with a total unpaid principal balance of $665.3 million and carrying value of $452.8 million that were held on nonaccrual status as of June 30, 2024. Additionally, the Company had one loan with a principal balance of $20.4 million that was in maturity default with a maturity date of June 9, 2025, and remained on accrual status due to the loan not being 90 days past due as of June 30, 2025. All other loans were considered current with respect to principal and interest payments due as of June 30, 2025, and June 30, 2024.
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
During the twelve months ended June 30, 2025, the Company entered into three loan modifications that met the disclosure requirements pursuant to ASU 2022-02, Troubled Debt Restructurings And Vintage Disclosures.
During the twelve months ended June 30, 2025, the Company completed the modification of a senior loan secured by a hotel property located in Minneapolis, MN. As of June 30, 2025, and December 31, 2024, the loan had a principal balance of $37.1 million and $52.6 million, respectively, and an amortized cost of $37.2 million and $52.7 million, respectively. The terms of the modification included, among other things, (i) a 3-year extension of the fully-extended maturity date to May 9, 2028, with one 12-month option to extend to May 9, 2029; (ii) a restructuring of the loan into a $37.0 million senior note and a subordinate note that was immediately charged off; and (iii) an accrued pay spread. As a result of the modification, the Company recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses. The senior note was performing pursuant to its modified contractual terms as of June 30, 2025.
During the twelve months ended June 30, 2025, the Company completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of June 30, 2025, and December 31, 2024, the loan had a principal balance of $50.0 million and an amortized cost of $49.8 million. The terms of the modification included, among other things, (i) a 12-month extension of the fully-extended maturity date to November 9, 2025; (ii) the full deferral of debt service payments with interest capitalized and compounding; (iii) the deferral of the extension fee; and (iv) the Company’s agreement

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023, in conjunction with a previous modification. The loan was performing pursuant to its modified contractual terms as of June 30, 2025.
During the twelve months ended June 30, 2025, the Company completed the modification of a first mortgage loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA. As of June 30, 2025, and December 31, 2024, the loan had a principal balance of $32.0 million and an amortized cost of $30.6 million and $30.3 million, respectively. The terms of the modification included, among others, (i) a new $2.0 million capital infusion from the sponsor to further support the collateral property; (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior note, with a $7.0 million unfunded commitment, and a $19.0 million subordinate note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%, has an exit fee that was increased from 1.25% to 5.75% of the loan amount, and was extended by 36 months to July 9, 2027. The subordinate note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of September 30, 2024, the subordinate note was deemed uncollectible, resulting in a write-off of $(19.0) million. The loan was performing pursuant to its modified contractual terms as of June 30, 2025.
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of June 30, 2025, and December 31, 2024:

(dollars in thousands)	June 30, 2025			December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$141,136	$139,917	6	$153,954	$152,382
2	15	632,490	623,990	17	652,450	645,333
3	19	658,041	623,771	20	676,745	645,811
4	4	175,440	158,593	4	169,867	155,757
5	3	222,800	125,040	7	453,318	298,365
Total	47	$1,829,907	$1,671,311	54	$2,106,334	$1,897,648
As of June 30, 2025, the weighted average risk rating of the Company’s loan portfolio was 2.8, versus 3.1 as of December 31, 2024, weighted by unpaid principal balance. The change in portfolio risk rating as of June 30, 2025, versus December 31, 2024, is mainly a result of risk-rated “5” resolutions during the six months ended June 30, 2025.
As of June 30, 2025, the Company assigned a risk rating of “5” to three senior loans with an aggregate outstanding principal balance of $222.8 million. These loans were downgraded due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
During the three months ended June 30, 2025, the Company resolved two loans with an aggregate unpaid principal balance of $131.1 million that had a risk rating of “5”. In connection with these resolutions, the Company’s unpaid principal balance was reduced by $94.1 million including write-offs totaling $36.1 million, as described above.
The following tables present the carrying value of loans held-for-investment as of June 30, 2025, and December 31, 2024, by risk rating and year of origination:

	June 30, 2025
(dollars in thousands)	Origination Year
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$46,519	$37,644	$55,754	$139,917
2	—	—	—	190,978	185,519	247,493	623,990
3	—	43,357	56,798	58,996	185,970	278,650	623,771
4	—	—	—	40,096	—	118,497	158,593
5	—	—	—	—	—	125,040	125,040
Total	$—	$43,357	$56,798	$336,589	$409,133	$825,434	$1,671,311

Gross write-offs	$—	$—	$—	$—	$(15,361)	$(45,351)	$(60,712)

	December 31, 2024
(dollars in thousands)	Origination Year
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$46,560	$23,401	$21,285	$61,136	$152,382
2	—	—	187,027	199,733	—	258,573	645,333
3	45,689	54,076	57,082	149,026	46,363	293,575	645,811
4	—	—	41,711	—	—	114,046	155,757
5	—	—	—	39,236	—	259,129	298,365
Total	$45,689	$54,076	$332,380	$411,396	$67,648	$986,459	$1,897,648

Gross write-offs	$—	$—	$(16,173)	$(19,045)	$—	$(111,100)	$(146,318)
Note 4. Real Estate Owned, Net
As of June 30, 2025, assets and liabilities related to REO consisted of two office properties, one located in each of Miami Beach, FL and Maynard, MA. The Company accounted for these acquisitions as asset acquisitions. As of June 30, 2025, the carrying value of the Company’s REO is $107.0 million, which includes $8.3 million in net other assets and other liabilities on the consolidated balance sheets.
During the three months ended June 30, 2025, the Company determined that one office property located in Phoenix, AZ met the held-for-sale criteria, and reclassified the asset to real estate owned held-for-sale. On the reclassification date, the real estate owned asset held-for-investment had a carrying value of $16.4 million, which was lower than the fair value less estimated transaction costs to sell of $16.7 million. On June 23, 2025, the real estate owned asset was sold for a net sales price of $16.7 million, which resulted in a $0.3 million gain on sale on the consolidated statements of comprehensive income.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2025, and 2024:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Owned, Net	2025	2024	2025	2024
Rental income
Minimum lease payments	$2,450	$1,063	$4,679	$2,126
Variable lease payments	919	—	1,726	—
Total rental income	3,369	1,063	6,405	2,126
Other operating income	384	48	442	127
Revenue from real estate owned operations	3,753	1,111	6,847	2,253
Expenses from real estate owned operations (1)	(5,227)	(1,950)	(9,731)	(3,995)
Total	$(1,474)	$(839)	$(2,884)	$(1,742)
______________________
(1) Includes $(2.1) million and $(3.5) million and $(1.2) million and $(2.5) million of depreciation and amortization for the three and six months ended June 30, 2025, and 2024, respectively.
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2025, and 2024:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2025	2024	2025	2024
Asset
In-place lease intangibles	Expenses from real estate owned operations	$944	$631	$1,679	$1,359
Lease commissions	Expenses from real estate owned operations	74	—	135	—
Above-market lease intangibles	Revenue from real estate owned operations	(78)	(38)	(148)	(86)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	13	2	21	4
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities
2025	$1,777	$138	$170	$(28)
2026	2,721	179	397	(56)
2027	1,167	77	397	(26)
2028	1,115	61	384	(27)
2029	811	15	379	(27)
Thereafter	561	—	667	—
The weighted average remaining amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions and below-market lease intangibles as of June 30, 2025, were 3.7 years, 1.5 years, 6.5 years and 3.7 years, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of June 30, 2025:

(in thousands)	Contractual Lease Payments
2025	$4,388
2026	7,752
2027	5,366
2028	5,273
2029	5,061
Thereafter	4,845
The weighted average minimum remaining term of the non-cancelable leases was approximately 3.6 years as of June 30, 2025.
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Loans held-for-investment	$924,069	$975,627
Allowance for credit losses	(19,839)	(39,402)
Loans held-for-investment, net	904,230	936,225
Restricted cash	—	8,018
Other assets	6,178	7,052
Total Assets	$910,408	$951,295
Securitized debt obligations	$743,544	$788,313
Other liabilities	1,386	2,026
Total Liabilities	$744,930	$790,339
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the Company’s CRE CLO securitized debt obligations as of June 30, 2025, and December 31, 2024:

(dollars in thousands)	June 30, 2025			December 31, 2024
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$466,702	$453,496	S+3.9%	$475,908	$461,688	S+3.9%
Financing provided	360,986	360,332	S+1.9%	370,155	369,086	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	459,497	450,734	S+3.6%	511,199	482,555	S+3.6%
Financing provided	383,212	383,212	S+2.4%	419,227	419,227	S+2.0%
Total
Collateral assets(4)	$926,199	$904,230	S+3.7%	$987,107	$944,243	S+ 3.7%
Financing provided	$744,198	$743,544	S+2.2%	$789,382	$788,313	S+ 1.9%
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
(2)No restricted cash is included as of June 30, 2025. $8.0 million in restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of June 30, 2025. No restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
(4)No restricted cash is included as of June 30, 2025. $8.0 million in restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
Other Investments
As of June 30, 2025, the Company held $3.3 million in non-controlling investments in partnerships with the borrower entities of three loans held-for-investment by the Company. The Company may contribute up to an additional aggregate $2.6 million in the form of investments in these partnership entities.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of June 30, 2025, and December 31, 2024:

	June 30, 2025
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	$52,524	$197,476	$250,000	$126,277	7.0%
JPMorgan Chase Bank(4)	July 28, 2026	349,389	120,520	469,909	490,603	7.9%
Citibank	April 27, 2026	72,487	177,513	250,000	103,091	6.0%
Total		$474,400	$495,509	$969,909	$719,971
Secured credit facility	December 21, 2025	$86,774	$13,226	$100,000	$100,738	10.8%

	December 31, 2024
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	$76,195	$173,805	$250,000	$156,037	7.1%
JPMorgan Chase Bank	July 28, 2025	449,192	37,322	486,514	561,627	8.2%
Citibank	May 25, 2025	72,487	427,513	500,000	104,416	6.1%
Total		$597,874	$638,640	$1,236,514	$822,080
Secured credit facility	December 21, 2025	$86,774	$13,226	$100,000	$98,015	10.9%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of June 30, 2025, and December 31, 2024.
(3)Collateral value includes real estate owned with a carrying value of $71.8 million.
(4)Collateral value includes real estate owned with a carrying value of $35.2 million.

The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at June 30, 2025, and December 31, 2024:

	June 30, 2025				December 31, 2024
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$52,524	$75,383	13%	0.99	$76,195	$93,077	15%	0.49
JPMorgan Chase Bank	349,389	178,832	31%	1.08	449,192	149,643	24%	0.57
Citibank	72,487	34,105	6%	0.82	72,487	35,650	6%	0.40
Total	$474,400	$288,320			$597,874	$278,370
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2025, the Company’s unrestricted cash was $85.1 million, while 5.0% of the Company’s recourse indebtedness was $8.3 million.
•Tangible net worth must be greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million. As of June 30, 2025, the Company’s tangible net worth was $739.5 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of June 30, 2025, the Company’s target asset leverage ratio was 71.4% and the Company’s total leverage ratio was 64.3%.
•Minimum interest coverage of no less than 1.15:1.0 until and including March 31, 2025; 1.2:1.0 from April 1, 2025, until and including December 31, 2025; and 1.3:1.0 thereafter. As of June 30, 2025, the Company’s interest coverage ratio was 1.3:1.0.
As of June 30, 2025, and December 31, 2024, the Company was in compliance with its financial covenants.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of June 30, 2025, the Company held $10.8 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $18.7 million as of December 31, 2024. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of June 30, 2025, the Company held no restricted cash related to the CRE CLOs, compared to $8.0 million in restricted cash related to the CRE CLOs as of December 31, 2024.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$85,102	$87,788
Restricted cash	10,799	26,682
Total cash, cash equivalents and restricted cash	$95,901	$114,470
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
Recurring Fair Value
As of June 30, 2025, and December 31, 2024, the carrying values and fair values of cash and cash equivalents and restricted cash are measured at fair value on a recurring basis. No other assets or liabilities held by the Company are measured at fair value on a recurring basis.
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
As of June 30, 2025, the Company deemed three of its loans held-for-investment with an aggregate outstanding principal balance of $222.8 million to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and would be classified as Level 3 assets in the fair value hierarchy.
As of June 30, 2025, two of these loans, with an aggregate outstanding principal balance of $172.8 million, were largely valued using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value on these loans as of June 30, 2025, include the exit capitalization rate, which ranged from 6.50% to 9.50%, and the discount rate, which ranged from 8.75% to 12.00%. As of June 30, 2025, the weighted average exit capitalization rate by unpaid principal balance and weighted average discount rate by unpaid principal balance were 8.12% and 10.50%, respectively.
As of June 30, 2025, one loan with an outstanding principal balance of $50.0 million was largely valued using the cash collateral expected to be available to the borrower following settlement of the arbitration proceedings.
During the six months ended June 30, 2025, the Company acquired legal title of an office property in Miami Beach, FL. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $71.0 million and was determined primarily using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value include a 7.25% exit capitalization rate and an 8.75% discount rate. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies, Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, and Note 4 - Real Estate Owned, Net for further detail.
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
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2025, and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$1,671,311	$1,724,020	$1,897,648	$1,951,039
Cash and cash equivalents	$85,102	$85,102	$87,788	$87,788
Restricted cash	$10,799	$10,799	$26,682	$26,682
Liabilities
Repurchase facilities	$474,400	$474,400	$597,874	$597,874
Securitized debt obligations	$743,544	$708,392	$788,313	$751,718
Secured credit facility	$86,774	$86,774	$86,774	$86,774
Note 9. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2025:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of June 30, 2025.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of June 30, 2025, and December 31, 2024, the Company had unfunded loan commitments of $78.3 million and $90.6 million, respectively, on loans held-for-investment,

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of June 30, 2025, the Company recognized $3.1 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 10. Preferred Stock
Series A Preferred Stock
Holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at a fixed rate of 7.00% per annum to, but excluding, January 15, 2027, and thereafter at a floating rate equal to the 3-month Term of Standard Overnight Financing Rate, or SOFR, plus a spread of 5.83% per annum; provided, however, in no event will the floating rate be lower than 7.00% per annum. During each of the three and six months ended June 30, 2025, and 2024, the Company declared dividends on the Series A Preferred Stock of $3.6 million and $7.2 million, respectively.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 11. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three and six months ended:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
June 17, 2025	July 1, 2025	July 15, 2025	$0.05
March 13, 2025	April 1, 2025	April 15, 2025	$0.05
			$0.10
2024
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.20
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 3,000,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three and six months ended June 30, 2025, under its share repurchase program, the Company repurchased 1,250,000 and 2,128,784 shares of its common stock, respectively, for an aggregate cost, inclusive of commissions paid, of $3.1 million and $5.7 million, respectively. As of June 30, 2025, there remained 2,636,461 shares authorized for repurchase under the Company’s share repurchase program.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three and six months ended:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
June 17, 2025	July 1, 2025	July 15, 2025	0.4375
March 13, 2025	April 1, 2025	April 15, 2025	0.4375
			$0.8750
2024
June 18, 2024	July 1, 2024	July 15, 2024	0.4375
March 14, 2024	April 1, 2024	April 15, 2024	0.4375
			$0.8750
Note 12. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards may be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted restricted stock units, or RSUs, remain outstanding under the 2017 Plan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
On June 5, 2025, the Company’s stockholders approved an amendment to the 2022 Plan, resulting in the Granite Point Mortgage Trust Inc. Amended and Restated 2022 Omnibus Incentive Plan, or the A&R 2022 Plan. The amendment increased the number of shares of common stock that had been available for issuance under the 2022 Plan by 10,000,000. The A&R 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, and performance share units, or PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of June 30, 2025, the Company had 15,018,060 shares of common stock available for future issuance under the A&R 2022 Plan, including shares subject to outstanding equity awards.
The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three and six months ended June 30, 2025:

	RSUs	Target Number of PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2024	3,623,753	1,547,119	$5.23
Granted	977,576	651,135	$2.85
Vested	(846,354)	—	$5.95
Forfeited	—	(271,576)	$11.84
Outstanding at March 31, 2025	3,754,975	1,926,678	$4.12
Granted	767,745	335,703	$2.54
Vested	(262,701)	—	$3.15
Forfeited	(101,210)	—	$3.60
Outstanding at June 30, 2025	4,158,809	2,262,381	$3.90
Below is a summary of RSU and PSU vesting dates as of June 30, 2025:

Vesting Year	RSUs	Target Number of PSUs(1)	Total Awards
2025	334,887	—	334,887
2026	1,409,092	637,993	2,047,085
2027	1,948,328	637,550	2,585,878
2028	466,502	986,838	1,453,340
Total	4,158,809	2,262,381	6,421,190
____________________
(1)The PSUs’ vesting date is based on the performance criteria determination date and not the performance criteria service end date. The determination date will occur in the first quarter of the following year after the performance criteria service date has passed. The table above reflects the year of the determination date.
The Company’s RSUs are subject to time-based vesting schedules. For the three and six months ended June 30, 2025, the Company recognized $1.7 million and $4.3 million of compensation expense associated with these awards, respectively, compared to $1.8 million and $3.4 million for the three and six months ended June 30, 2024, respectively, within compensation and benefits expense on the condensed consolidated statements of income. As of June 30, 2025, $7.4 million of total unrecognized compensation cost for awards of RSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.9 years.
The number of PSUs that vest depends on the Company’s performance over a three-year period with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units outstanding as of June 30, 2025, may vest at the end of their respective performance periods based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
For the three and six months ended June 30, 2025, the Company recognized $0.5 million and $0.3 million of compensation expense associated with the PSUs, respectively, compared to $(0.3) million and $0.2 million for the three and six months ended June 30, 2024, respectively, within compensation and benefits expenses on the condensed consolidated statements of income. As of June 30, 2025, $3.8 million of total unrecognized compensation cost for awards of PSUs is expected to be recognized

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
over the grants’ remaining weighted average vesting period of 2.1 years.
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
Note 14. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to common stockholders	$(16,964)	$(66,668)	$(27,579)	$(144,391)
Dividends allocated to participating restricted stock units	$(208)	$(200)	(396)	(588)
Net (loss) income attributable to common stockholders - basic and diluted	$(17,172)	$(66,868)	$(27,975)	$(144,979)
Denominator:
Average common shares outstanding - basic and diluted	48,030,130	50,939,476	48,347,634	50,842,004
(Loss) earnings per share:
Basic	$(0.35)	$(1.31)	$(0.57)	$(2.84)
Diluted	$(0.35)	$(1.31)	$(0.57)	$(2.84)
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. For the three and six months ended June 30, 2025, 345,682 and 699,551 of weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive, compared to 104,501 and 649,314 of weighted-average unvested RSUs, respectively, for the three and six months ended June 30, 2024.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. For the three and six months ended June 30, 2025, and 2024, under both the two-class method and treasury stock method no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. As of June 30, 2025, and 2024, there were no incremental shares of unvested PSUs.
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
Note 16. Subsequent Events
Events subsequent to June 30, 2025, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
On April 2, 2025, the U.S. presidential administration initiated significant changes to U.S. tariff policy, with the specific policies changing multiple times since that date. The initial announcement and subsequent related announcements had and continue to have global repercussions, causing capital market uncertainty worldwide. The impact from these changes to U.S. trade policy on commercial real estate remains uncertain, and it is challenging to predict the impact on our business. Tariffs could have an inflationary effect, slow economic growth, result in rising interest rates, and increase unemployment, all of which could decrease demand for space, and the attractiveness of commercial real estate to investors.
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

Second Quarter 2025 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(17.0) million, or $(0.35) per basic share.
•Generated Distributable (Loss) to common stockholders of $(45.3) million, or $(0.94) per basic share, which includes $(36.1) million in write-offs and $(7.6) million of accumulated depreciation and amortization related to a REO sale, and excludes $(11.0) million in provision for credit losses, $(2.2) million of equity compensation expense and $(2.1) million of depreciation and amortization on REO.
•Generated Distributable (Loss) before realized gains and losses to common stockholders of $(2.0) million, or $(0.04) per basic share.
•Recorded a decrease to the allowance for credit losses of $(25.1) million, for a total allowance of credit losses of $155.1 million, or approximately 8.1% of total loan commitments of $1.9 billion at June 30, 2025.
•Book value per share of common stock at June 30, 2025, was $7.99, inclusive of $(3.27) per basic common share of total CECL reserve.
•Declared common stock dividends of $2.6 million, or $0.05 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Realized $(128.6) million of total unpaid principal balance in loan repayments, principal paydowns, principal amortization, resolutions and write-offs.
•Funded $13.3 million of prior loan commitments and upsizes.
•Resolved a senior loan secured by a mixed-use office and retail property located in Baton Rouge, LA, with a $79.3 million unpaid principal balance via property sale.
•Modified a senior loan secured by a hotel property located in Minneapolis, MN, restructuring the loan into an accruing $37.0 million senior note and a subordinate note that was immediately charged off.
•Sold one office property located in Phoenix, AZ, for a net sales price of $16.7 million, which resulted in a gain on sale of $0.3 million, or $0.01 per basic share.
•Ended the quarter with a portfolio of 47 loan investments with an aggregate unpaid principal balance of $1.8 billion and total commitments of $1.9 billion, a weighted average stabilized LTV at origination of 64.7%, and a weighted average all-in yield at origination of S+3.95%.
Corporate Financing Activity:
•Repurchased 1,250,000 shares of common stock at a weighted average purchase price of $2.48 for an aggregate purchase amount of $3.1 million.
•Extended the Citibank financing facility to April 27, 2026, and adjusted the facility’s maximum capacity to $250.0 million.
•Extended the JPMorgan financing facility to July 28, 2026.
•Extended the Morgan Stanley financing facility to June 28, 2026.
Liquidity:
•At June 30, 2025, carried unrestricted cash of $85.1 million, a portion of which is subject to certain liquidity covenants.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended June 30, 2025, we recorded a GAAP net (loss) per basic common share of $(0.35), declared a cash dividend of $0.05 per share of common stock and reported Distributable (Loss) of $(0.94) per basic common share. Our book value as of June 30, 2025, was $7.99 per share of common stock, inclusive of $(3.27) per share of total CECL reserves.
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

(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2025	2024	2025	2024
Net (loss) attributable to common stockholders	$(16,964)	$(66,668)	$(27,579)	$(144,391)
Basic and diluted weighted average common shares outstanding	48,030,130	50,939,476	48,347,634	50,842,004
Basic (loss) per weighted average common share	$(0.35)	$(1.31)	$(0.57)	$(2.84)
Diluted (loss) per weighted average common share	$(0.35)	$(1.31)	(0.57)	$(2.84)
Dividend declared per common share	$0.05	$0.05	$0.10	$0.20
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
While Distributable Earnings (Loss) excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings (Loss) if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings (Loss) will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three and six months ended June 30, 2025, we recorded a provision for credit losses of $11.0 million and $14.8 million, respectively, which has been excluded from Distributable Earnings (Loss), consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above. During the three and six months ended June 30, 2025, we recorded $(2.1) million and $(3.5) million, respectively, in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings (Loss) consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above.
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
The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (Loss) Before Realized Gains and Losses and Distributable Earnings (Loss) for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2025	2024	2025	2024
Reconciliation of GAAP net (loss) income to Distributable Earnings (Loss):
GAAP net (loss) income attributable to common stockholders	$(16,964)	$(66,668)	$(27,579)	$(144,391)
Adjustments:
Provision for credit losses	10,984	60,756	14,754	136,308
Depreciation and amortization on real estate owned	2,089	1,174	3,486	2,476
Loss (gain) on sale of real estate owned	(301)	—	(301)	—
Loss (gain) on extinguishment of debt	—	786	—	786
Non-cash equity compensation	2,228	1,459	4,638	3,630
Distributable Earnings (Loss) Before Realized Gains and Losses	$(1,964)	$(2,493)	$(5,002)	$(1,191)
Realized losses on write-offs, loan sales and REO conversions	(36,074)	(6,566)	(60,712)	(6,566)
Realized gain on REO sale	301	—	301	—
Accumulated depreciation and amortization on REO sale	(7,569)	—	(7,569)	—
Distributable Earnings (Loss)	$(45,306)	$(9,059)	$(72,982)	$(7,757)
Distributable Earnings (Loss) per basic share of common stock	$(0.94)	$(0.18)	$(1.51)	$(0.15)
Distributable Earnings (Loss) per diluted share of common stock	$(0.94)	$(0.18)	$(1.51)	$(0.15)
Distributable Earnings (Loss) Before Realized Gains and Losses per basic share of common stock	$(0.04)	$(0.05)	$(0.10)	$(0.02)
Distributable Earnings (Loss) Before Realized Gains and Losses per diluted share of common stock	$(0.04)	$(0.05)	$(0.10)	$(0.02)
Basic weighted average common shares	48,030,130	50,939,476	48,347,634	50,842,004
Diluted weighted average common shares	48,030,130	50,939,476	48,347,634	50,842,004
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of June 30, 2025, and December 31, 2024:

(in thousands, except share data)	June 30, 2025	December 31, 2024
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	$584,204	$619,092
Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$378,466	$413,354
Shares:
Common shares outstanding	47,394,519	48,801,690
Book value per share of common stock	$7.99	$8.47
Book value per share as of June 30, 2025, includes the impact of an estimated allowance for credit losses of $155.1 million, or $(3.27) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At June 30, 2025, our loan portfolio was comprised of 47 investments, of which 46 were senior first mortgage loans totaling $1.9 billion of commitments with an unpaid principal balance of $1.8 billion, and one subordinate loan totaling $13.1 million in commitments and unpaid principal balance. At June 30, 2025, the weighted average risk rating of our loan portfolio was 2.8 as compared to 3.1 at December 31, 2024, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of June 30, 2025, we owned two office properties with an aggregate carrying value of $107.0 million, inclusive of $11.0 million of intangible assets included in other assets and $(0.2) million of unfavorable lease liabilities in our Condensed Consolidated Balance Sheets.
During the three months ended June 30, 2025, we funded $13.5 million under existing loan commitments and loan upsizes. We realized $(115.1) million in aggregate reductions in portfolio unpaid principal balance from loan repayments, paydowns, amortization and resolutions. See Note 3 — Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three months ended June 30, 2025, and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024
Other loan fundings	$13,301	$17,454
Deferred interest capitalized	218	413
Transfers to real estate owned	—	(35,714)
Transfers in from loan related receivables(1)	567	—
Loan repayments	(93,065)	(61,405)
Loan write-offs	(36,074)	(6,566)
Total loan activity, net	$(115,053)	$(85,818)
______________________
(1)Transfers in from loan related receivables of $0.6 million included in loan write-offs during the three months ended June 30, 2025.
The following table details overall statistics for our loan portfolio as of June 30, 2025:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	47
Total loan commitments	$1,908,169
Unpaid principal balance	$1,829,907
Unfunded loan commitments	$78,262
Carrying value	$1,671,311
Weighted-average cash coupon(1)	S+3.64%
Weighted-average all-in yield(2)	S+3.95%
Stabilized LTV(3)	64.7%
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

The following table provides detail of our loan portfolio as of June 30, 2025:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$110.2	$108.3	$108.1	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	10/19	95.1	87.7	87.7	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior(7)	07/19	79.7	79.7	79.5	S+3.74%	S+4.32%	3.0	IL	Office	70.0%	64.4%
Senior	06/19	78.7	78.4	78.2	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior	12/18	78.1	67.7	67.7	S+3.90%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/22	77.3	77.3	77.1	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	12/19	70.9	70.0	70.0	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior(10)	12/23	61.8	58.4	58.4	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior	06/21	52.9	47.7	47.7	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	07/22	51.5	50.5	50.2	S+2.78%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior(7)	08/17	50.0	50.0	49.8	S+4.35%	S+4.40%	3.0	KY	Multifamily	79.8%	73.1%
Senior	04/22	48.7	46.9	46.4	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	03/22	46.9	46.9	46.7	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	46.3	46.2	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	08/21	45.8	45.4	45.3	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	09/21	44.3	42.9	42.8	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	11/24	44.0	44.0	43.7	S+3.75%	S+3.87%	3.0	NY	Mixed-Use	100.0%	55.8%
Senior	02/22	42.4	42.4	42.3	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior(9)	11/21	39.0	32.0	30.6	5.75%	3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	07/16	38.9	38.1	38.1	S+5.05%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	09/21	37.1	37.1	37.2	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior(8)	04/22	36.3	34.8	33.7	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	03/20	34.9	24.4	24.1	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	08/19	33.2	31.6	31.5	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/21	33.1	32.9	33.0	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	11/19	32.9	32.7	32.6	S+3.73%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	29.9	29.0	28.9	S+2.97%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	04/22	29.1	27.6	27.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/22	27.2	26.7	26.6	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	01/18	26.4	26.0	25.9	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	10/21	25.7	25.7	25.6	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	12/21	24.7	17.1	17.0	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior(11)	05/21	23.3	20.4	20.4	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.5	21.5	21.4	S+4.55%	S+5.05%	3.0	NY	Other	39.6%	39.6%
Senior	06/19	21.0	20.4	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	19.3	19.3	19.1	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/21	16.7	14.2	14.2	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	10/18	15.6	15.6	15.6	S+5.71%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	07/19	15.6	13.5	13.4	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	08/17	15.4	15.4	15.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	14.1	14.1	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	13.1	13.1	13.1	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	06/19	11.4	10.8	10.9	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.3	6.8	6.8	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				$(152.0)
Total/Weighted Average Loans		$1,908.2	$1,829.9	$1,671.3	S+3.64%	S+3.95%	3.0			69.6%	64.7%
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
(7)Loan was held on nonaccrual status as of June 30, 2025.
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
(11)As of June 30, 2025, the loan was in maturity default with a maturity date of June 9, 2025.
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
The map and charts below, weighted by carrying value, illustrate the geographic distribution and types of properties securing our loan portfolio as of June 30, 2025:

MN, 7.2%
NY, 11.4%
MA, 2.6%
CT, 3.4%
PA, 2.9%
NJ, 2.3%
OH, 0.7%
IL, 10.3%
IN, 0.8%
CA, 12.0%
CO, 0.8%
VA, 2.1%
KY, 2.7%
NC, 3.2%
TN, 6.0%
AZ, 1.4%
AL, 1.8%
GA, 9.2%
TX, 16.3%
LA, 1.1%
FL,
1.1%
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of June 30, 2025, and December 31, 2024:

(dollars in thousands)	June 30, 2025			December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$141,136	$139,917	6	$153,954	$152,382
2	15	632,490	623,990	17	652,450	645,333
3	19	658,041	623,771	20	676,745	645,811
4	4	175,440	158,593	4	169,867	155,757
5	3	222,800	125,040	7	453,318	298,365
Total	47	$1,829,907	$1,671,311	54	$2,106,334	$1,897,648
As of June 30, 2025, the weighted average risk rating of our loan portfolio was 2.8, versus 3.1 as of December 31, 2024, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December 31, 2024, is mainly a result of resolutions of two previously risk-rated “5” loans.
Risk-Rated “5” Loans
As of June 30, 2025, we had three loans that had a risk rating of “5” with an aggregate principal balance of $222.8 million, for which we recorded an allowance for credit losses of $97.5 million. These three loans were on nonaccrual status as of June 30, 2025. The performance of these assets, which include two office buildings and one multifamily property, has been adversely affected to varying degrees by many factors, such as slower pace in leasing activity for office properties, related to work from home trends and other submarket dynamics, combined with a significant rise in interest rates contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property specific factors. These loans are considered collateral-dependent and have been placed on nonaccrual status as of June 30, 2025.
Other Portfolio Developments
During the three months ended June 30, 2025, we resolved a loan secured by a mixed-use office and retail property located in Baton Rouge, LA, via a property sale. The loan was on nonaccrual status with an unpaid principal balance of $79.3 and a risk-rating of “5”. As a result of the property sale, we recognized a write-off of $(20.7) million, which had been reserved for through a previously recorded allowance for credit losses.
During the three months ended June 30, 2025, we determined that a real estate owned asset, an office located in Phoenix, AZ, met the held-for-sale criteria, and we reclassified the asset to real estate owned held-for-sale. On the reclassification date, the real estate owned asset held-for-investment had a carrying value of $16.4 million, which was below the fair value less estimated transaction costs to sell. On June 23, 2025, the real estate owned asset was sold for a net sales price of $16.7 million, which resulted in a $0.3 million gain on sale and is included in other gain, net, on the consolidated statements of comprehensive income.

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
During the twelve months ended June 30, 2025, we completed the modification of a senior loan secured by a hotel property located in Minneapolis, MN. As of June 30, 2025, and December 31, 2024, the loan had a principal balance of $37.1 million and $52.6 million, respectively, and an amortized cost of $37.2 million and $52.7 million, respectively. The terms of the modification included, among other things, (i) a 3-year extension of the fully-extended maturity date to May 9, 2028, with one 12-month option to extend to May 9, 2029; (ii) a restructuring of the loan into a $37.0 million senior note and a subordinate note that was immediately charged off; and (iii) an accrued pay spread. As a result of the modification, we recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses. The senior note was performing pursuant to its modified contractual terms as of June 30, 2025.
During the twelve months ended June 30, 2025, we completed the modification of a first mortgage loan secured by a multifamily student housing property in Louisville, KY. As of June 30, 2025, and December 31, 2024, the loan had a principal balance of $50.0 million and an amortized cost of $49.8 million. The terms of the modification included, among other things, a 12-month extension of the fully-extended maturity date to November 9, 2025, the full deferral of debt service payments with interest capitalized and compounding, the deferral of the extension fee and our agreement to pay for approved expenses, in its sole discretion. Due to the uncertainty with respect to the collection of future interest accruals, the loan was placed on nonaccrual status as of November 9, 2023, in conjunction with a previous modification. The loan was performing pursuant to its modified contractual terms as of June 30, 2025.
During the twelve months ended June 30, 2025, we completed the modification of a first mortgage loan secured by a mixed-use multifamily, event space and office property located in Pittsburgh, PA. As of June 30, 2025, and December 31, 2024, the loan had a principal balance of $32.0 million and an amortized cost of $30.6 million and $30.3 million, respectively. The terms of the modification included, among others, (i) a new $2 million capital infusion from the sponsor to further support the collateral property; (ii) a restructuring of the $51.0 million whole loan into a $32.0 million senior note, with a $7.0 million unfunded commitment, and a $19.0 million subordinate note. The restructured senior loan earns a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%, has an exit fee that was increased from 1.25% to 5.75% of the loan amount, and was extended to July 9, 2027. The subordinate note is non-interest bearing and is subject to a distribution waterfall and is subordinate to certain amounts of the sponsor’s equity, as defined in the loan agreement. As of September 30, 2024, the subordinate note was deemed uncollectible, resulting in a write-off of $(19.0) million. The loan was performing pursuant to its modified contractual terms as of June 30, 2025.
Portfolio Financing
As of June 30, 2025, our portfolio financing consisted of repurchase and secured credit facilities collateralized by loans held-for-investment and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 63.7% of portfolio loan-level financing as of June 30, 2025.
The following table details our portfolio loan-level financing as of June 30, 2025, and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
CRE CLOs	$743,544	$788,313
Secured credit facility	86,774	86,774
Total non-mark-to-market financing	830,318	875,087
Secured repurchase agreements (mark-to-market)	474,400	597,874
Total portfolio financing	$1,304,718	$1,472,961

The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of June 30, 2025, and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Loans held-for-investment	$1,617,964	$1,856,321
Real Estate Owned, net(1)	106,975	—
Restricted cash	—	8,018
Total	$1,724,939	$1,864,339
______________________
(1)As of June 30, 2025, real estate owned, net included $8.3 million in other assets and liabilities related to acquired leases.
Secured Repurchase Agreements
As of June 30, 2025, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.5 billion, which financed a portion of our loans held-for-investment and real estate owned. As of June 30, 2025, the weighted average borrowing rate on our repurchase facilities was 7.7%, the weighted average advance rate was 61.0%, and the term to maturity ranged from 0.8 years to approximately 1.0 year, with a weighted average remaining maturity of 0.8 years.
The table below details our secured repurchase facilities as of June 30, 2025:

	June 30, 2025
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	No	$52,524	$197,476	$250,000
JPMorgan Chase Bank(4)	July 28, 2026	No	349,389	120,520	469,909
Citibank	April 27, 2026	No	72,487	177,513	250,000
Total			$474,400	$495,509	$969,909
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of June 30, 2025.
(3)Collateral value includes real estate owned with a carrying value of $71.8 million.
(4)Collateral value includes real estate owned with a carrying value of $35.2 million.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At June 30, 2025, we had two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.7 billion of outstanding borrowings, financing 29 of our existing first mortgage loan investments with an aggregate principal balance, inclusive of restricted cash, totaling $0.9 billion. As of June 30, 2025, our CRE CLOs financed 50.6% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.

The following table details our CRE CLO securitized debt obligations as of June 30, 2025:

(dollars in thousands)	June 30, 2025
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$466,702	$453,496	S+ 3.9%
Financing provided	360,986	360,332	S+ 1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	459,497	450,734	S+3.6%
Financing provided	383,212	383,212	S+2.4%
Total
Collateral assets(4)	$926,199	$904,230	S+3.7%
Financing provided	$744,198	$743,544	S+2.2%
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
(2)No restricted cash is included as of June 30, 2025.
(3)No restricted cash is included as of June 30, 2025.
(4)No restricted cash is included as of June 30, 2025.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $86.8 million as of June 30, 2025, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2025.
The following table details the outstanding borrowings under our secured credit facility as of June 30, 2025:

(dollars in thousands)	June 30, 2025
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$151,450	$100,738	S+4.2%
Borrowings outstanding	86,774	86,774	S+6.5%
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

Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of June 30, 2025
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $8.3 million.	Unrestricted cash of $85.1 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $0.6 billion and (ii) 75.0% of net cash proceeds of equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $0.6 billion.
Tangible net worth of $0.7 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 71.4%; Total leverage ratio of 64.3%
Interest Coverage	Minimum interest coverage of no less than 1.15:1.0 until and including March 31, 2025; 1.2:1.0 from April 1, 2025, until and including December 31, 2025; and 1.3:1.0 thereafter.	Interest coverage of 1.3:1.0
We were in compliance with these financial covenants as of June 30, 2025.
Leverage Ratios
As of June 30, 2025, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.1:1.0, and our recourse leverage ratio was 0.8:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of June 30, 2025, and December 31, 2024. The period-over-period decrease in our leverage ratios was mainly related to lower borrowings due to loan repayments and paydowns.

	June 30, 2025	December 31, 2024
Recourse leverage ratio(1)	0.8	1.0
Total leverage ratio(2)	2.1	2.2
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of June 30, 2025, 97.5% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.5 billion. As of June 30, 2025, 2.5% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to elevated interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of June 30, 2025:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$1,784,812
Floating rate liabilities(1)(3)	1,305,372
Net floating rate exposure	$479,440
______________________
(1)As of June 30, 2025, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of June 30, 2025.
(3)Floating rate liabilities include our outstanding repurchase facilities, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2025, and 2024. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$1,849,768	$32,759	7.1%	$1,927,872	$66,822	6.9%
Subordinated loans	13,118	265	8.1%	13,155	529	8.0%
Total loan interest income/net asset yield	$1,862,886	$33,024	7.1%	$1,941,027	$67,351	6.9%
Other - Interest on cash and cash equivalents		779			1,596
Total interest income		$33,803			$68,947
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,298,686	$24,872	7.7%	$1,348,784	$51,283	7.6%
Subordinated loans	11,157	260	9.3%	11,194	520	9.3%
Real estate owned	28,372	626	8.8%	24,082	1,059	8.8%
Total interest expense/cost of funds	$1,338,215	$25,758	7.7%	$1,384,060	$52,862	7.6%
Net interest income/spread		$8,045	(0.6)%		$16,085	(0.7%)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,670,067	$46,611	7.0%	$2,685,714	$98,304	7.3%
Subordinated loans	13,396	271	8.1%	13,432	543	8.1%
Total loan interest income/net asset yield	$2,683,463	$46,882	7.0%	$2,699,146	$98,847	7.3%
Other - Interest on cash and cash equivalents		$1,597			3,687
Total interest income		$48,479			$102,534
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,866,047	$40,017	8.6%	$1,898,107	$80,895	8.5%
Subordinated loans	11,472	299	10.4%	11,472	597	10.4%
Real estate owned	1,239	32	10.3%	3,538	388	21.9%
Total interest expense/cost of funds	$1,878,758	$40,348	8.6%	$1,913,117	$81,880	8.6%
Net interest income/spread		$8,131	(1.6)%		$20,654	(1.3%)
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

Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended June 30, 2025, and March 31, 2025
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended June 30, 2025, and March 31, 2025:

(in thousands)	Three Months Ended
Income Statement Data:	June 30, 2025	March 31, 2025	Q2’25 vs Q1’25
Interest income:	(unaudited)
Loans held-for-investment	$33,024	$34,327	$(1,303)
Cash and cash equivalents	779	817	(38)
Total interest income	$33,803	$35,144	$(1,341)
Interest expense:
Repurchase facilities	$10,590	$11,885	$(1,295)
Securitized debt obligations	12,604	12,680	(76)
Secured credit facility	2,564	2,539	25
Total interest expense	25,758	27,104	(1,346)
Net interest income	$8,045	$8,040	$5
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
Interest Income
Interest income for the three months ended June 30, 2025, decreased to $33.8 million from $35.1 million for the three months ended March 31, 2025, mainly due to a lower average balance of our interest-earning assets as a result of loan repayments.
Interest Expense
Interest expense for the three months ended June 30, 2025, decreased to $25.8 million from $27.1 million for the three months ended March 31, 2025, mainly due to a lower average balance of our interest-bearing liabilities as a result of loan repayments and nonaccrual loan resolutions.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended June 30, 2025, and March 31, 2025:

(in thousands)	Three Months Ended
(Provision for) benefit from credit losses on:	June 30, 2025	March 31, 2025
Loans held-for-investment	$(10,760)	$(2,193)
Other liabilities	(224)	(1,577)
Total (provision for) benefit from credit losses	$(10,984)	$(3,770)
During the three months ended June 30, 2025, we recorded a provision for credit losses of $(11.0) million as compared to $(3.8) million for the three months ended March 31, 2025. The increase in the provision for credit losses was primarily driven by the assumptions employed in estimating the general CECL reserve, including worsening economic forecasts as of June 30, 2025.

Expenses
The following table presents the components of expenses for the three months ended June 30, 2025, and March 31, 2025:

	Three Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025
Compensation and benefits	$5,718	$5,771
Servicing expenses	817	1,031
Expenses from real estate owned operations	5,227	4,504
Other operating expenses	2,717	3,003
Total operating expenses	$14,479	$14,309
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.2%	6.4%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	4.7%	4.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits expenses for the three months ended June 30, 2025, decreased primarily due to lower non-cash equity compensation expense amortization as compared to the three months ended March 31, 2025. Servicing expenses for the three months ended June 30, 2025, decreased primarily due to a lower portfolio balance, as compared to the three months ended March 31, 2025. Expenses from REO operations for the three months ended June 30, 2025, increased primarily due to a full quarter of three REO assets held, as compared to the prior quarter. Other operating expenses decreased as compared to the prior quarter mainly due to lower professional fees. Our operating expense ratio, excluding REO, decreased during the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, mainly due to lower average equity and lower service fees during the three months ended June 30, 2025.
Our GAAP net (loss) attributable to common stockholders was $(17.0) million (or $(0.35) per basic weighted average share) for the three months ended June 30, 2025, as compared to GAAP net (loss) attributable to common stockholders of $(10.6) million (or $(0.22) per basic weighted average share) for the three months ended March 31, 2025. The decrease in GAAP results was primarily due to a higher provision for credit losses of $(11.0) million during the three months ended June 30, 2025, compared to a provision for credit losses of $(3.8) million during the three months ended March 31, 2025.
Comparison of the Six Months Ended June 30, 2025, and June 30, 2024
Net Interest Income
The following table presents the components of interest income and interest expense for the six months ended June 30, 2025, and June 30, 2024:

(in thousands)	Six Months Ended June 30,
Income Statement Data:	2025	2024	Q2’25 vs Q2’24
Interest income:
Loans held-for-investment	$67,351	$98,847	$(31,496)
Cash and cash equivalents	1,596	3,687	(2,091)
Total interest income	$68,947	$102,534	$(33,587)
Interest expense:
Repurchase facilities	$22,475	$40,059	$(17,584)
Securitized debt obligations	25,284	36,418	(11,134)
Secured credit facility	5,103	5,403	(300)
Total interest expense	$52,862	$81,880	$(29,018)
Net interest income	$16,085	$20,654	$(4,569)
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

Interest Income
Interest income for the six months ended June 30, 2025, decreased to $68.9 million from $102.5 million for the six months ended June 30, 2024, mainly due to a lower average balance of our interest-earning assets and a decline in short-term interest rates.
Interest Expense
Interest expense for the six months ended June 30, 2025, decreased to $52.9 million from $81.9 million for the six months ended June 30, 2024, mainly due to a lower average balance on portfolio level financing, corporate borrowings and a decline in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the six months ended June 30, 2025, and June 30, 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
(Provision for) benefit from credit losses on:
Loans held-for-investment	(12,953)	(136,045)
Other liabilities	(1,801)	(263)
Total (provision for) benefit from credit losses	$(14,754)	$(136,308)
During the six months ended June 30, 2025, we recorded a provision for credit losses of $(14.8) million as compared to $(136.3) million during the six months ended June 30, 2024. The decrease in the provision for credit losses was primarily driven by lower balances on nonaccrual loans that were individually assessed in accordance with ASU 2016-13 during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Expenses
The following table presents the components of expenses for the six months ended June 30, 2025, and June 30, 2024:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Compensation and benefits	$11,489	$10,708
Servicing expenses	1,848	2,774
Expenses from real estate owned operations	9,731	3,995
Other operating expenses	5,720	5,529
Total operating expenses	$28,788	$23,006
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.2%	4.7%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	3.1%	3.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits and servicing expenses for the six months ended June 30, 2025, increased primarily due to higher non-cash equity compensation expense amortization as compared to the six months ended June 30, 2024. Expenses from real estate owned operations for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, increased due to the acquisitions of REO in June 2024 and January 2025. Other operating expenses increased as compared to the six months ended June 30, 2024, mainly due to higher compensation and benefits expenses. Our operating expense ratio, excluding REO, increased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, mainly due to lower average equity.

Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of June 30, 2025, our capitalization included $1.3 billion of loan-level financing. Our loan-level financing as of June 30, 2025, is generally term-matched or matures in 2025, and includes $0.5 billion of secured repurchase agreements, $0.7 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and an $86.8 million term-matched and non-mark-to-market secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations and Note 6 – Secured Financing Agreements to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations and our secured financing facilities, respectively.
Leverage
From December 31, 2024, to June 30, 2025, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.2:1.0 to 2.1:1.0 mainly due to a reduction in outstanding debt. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of June 30, 2025:

(in thousands)	June 30, 2025
Cash and cash equivalents	$85,102
Approved but unused borrowing capacity on financing facilities	—
Total	$85,102
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
We remain focused on actively managing our balance sheet and liquidity to best position us for the market environment, to satisfy our loan future funding and financing obligations and to make new investments, which we expect will cause us to take, and in some instances has already caused us to take, some or all of the following actions: raise capital from offerings of equity and/or debt securities, on a public or private basis; borrow additional capital; post additional collateral; sell assets; and/or change our dividend practices, which we will continue to evaluate in respect of future quarters based upon customary considerations, including market conditions and distribution requirements to maintain our REIT status. At any given time and from time to time we may be evaluating or pursuing one or more transactions, including, but not limited to, loan sales, capital markets activities and other sources of funding, to improve our liquidity or to refinance our debt or may otherwise seek transactions to reduce our interest expense or leverage and extend our debt maturities, which transactions, depending on market conditions and other factors, could result in actual losses and/or otherwise negatively impact our results of operations in one or more periods.
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $1.3 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, and secured credit facility; $78.3 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders, which are at the discretion of our board of directors.
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
The following table provides the maturities of our repurchase facilities, secured credit facility and securitized debt obligations, as of June 30, 2025, and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Within one year	$901,579	$1,279,702
One to three years	403,139	156,607
Three to five years	—	36,652
Total	$1,304,718	$1,472,961
Cash Flows
For the six months ended June 30, 2025, our restricted and unrestricted cash and cash equivalents balance decreased approximately $18.6 million, to $95.9 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the six months ended June 30, 2025, operating activities decreased our cash balances by approximately $5.0 million, primarily driven by equity compensation and amortization and depreciation.
•Cash flows from investing activities. For the six months ended June 30, 2025, investing activities increased our cash balances by approximately $175.7 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the six months ended June 30, 2025, financing activities decreased our cash balances by approximately $189.3 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations, partially offset by proceeds from repurchase agreements.
Dividends
We generally intend to distribute substantially all of our taxable income each year (which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders to comply with the REIT provisions of the Code. In addition, our dividend practices may change. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results, and our ability to pay distributions, will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, restrictions related to our financing facilities, applicable law and other factors that our board of directors deems relevant.

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
As of June 30, 2025, approximately 97.5% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 2.5% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2025. All changes in value are measured as the change from our June 30, 2025, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$590	$308	$(313)	$(626)
Repurchase facilities	(198)	(99)	99	198
Securitized debt obligations	(310)	(155)	155	310
Secured financing facility	(36)	(18)	18	36
Total net assets	$46	$36	$(41)	$(82)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(1,622)	$(1,109)	$1,230	$2,459
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2025. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
•actively employ portfolio-wide and investment-specific risk measurement and management processes in our daily operations, including utilizing risk management tools; and
•seek to manage credit risk through our rigorous underwriting due diligence process prior to origination or acquisition of our target investments, and through the use of non-recourse financing when and where available and appropriate.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2025 through April 30, 2025	—	$—	—	3,886,461
May 1, 2025 through May 31, 2025	688,197	2.40	688,197	3,198,264
June 1, 2025 through June 30, 2025	561,803	2.58	561,803	2,636,461
Total	1,250,000	$2.48	1,250,000	2,636,461
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

10.1
Seventh Amendment to Amended and Restated Guarantee Agreement, dated as of April 25, 2025, between JPMorgan Chase Bank, National Association, and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial JPM LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2025).

10.2
Fourteenth Amendment to Master Repurchase and Securities Contract Agreement, dated as April 25, 2025, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2025).

10.3+
Second Amendment to Amended and Restated Master Repurchase Agreement and Other Transaction Documents, dated as of April 28, 2025, by and among GP Commercial CB LLC, GP Commercial CB SL Sub LLC and Citibank, N.A., and acknowledged and agreed to by Granite Point Mortgage Trust Inc (incorporated by reference to Exhibit 10.3* of the registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2025).

10.4*
Amended and Restated Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Appendix B to Granite Point Mortgage Trust Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 21, 2025).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit Number	Exhibit Index
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2025, filed with the SEC on August 5, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
+    Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K
*    Management contract or compensatory plan, contract or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 5, 2025	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 5, 2025	By:	/s/ Blake N. Johnson
Blake N. Johnson Chief Financial Officer (Principal Accounting and Financial Officer)