Form 10-Q
period 2025-09-30
Granite Point Mortgage Trust Inc.
filed 2025-11-05
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 29, 2025, there were 47,405,734 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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
•inflationary trends which have led to higher interest rates and increased market volatility;
•reduced demand for office space, including as a result of hybrid work schedules which allow work from remote locations other than the employer's office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers' abilities to manage and stabilize properties;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Loans held-for-investment	$1,713,583	$2,097,375
Allowance for credit losses	(130,908)	(199,727)
Loans held-for-investment, net	1,582,675	1,897,648
Cash and cash equivalents	62,690	87,788
Restricted cash	11,213	26,682
Real estate owned, net	98,286	42,815
Accrued interest receivable	7,604	8,668
Other assets	43,377	51,514
Total Assets (1)	$1,805,845	$2,115,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$438,121	$597,874
Securitized debt obligations	677,084	788,313
Secured credit facility	79,274	86,774
Dividends payable	6,164	6,238
Other liabilities	23,091	16,699
Total Liabilities (1)	1,223,734	1,495,898
Commitments and Contingencies (see Note 9)
Stockholders’ Equity
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, and 47,394,519 shares and 48,801,690 issued and outstanding, respectively	474	488
Additional paid-in capital	1,194,607	1,195,823
Cumulative earnings	(156,899)	(139,556)
Cumulative distributions to stockholders	(456,278)	(437,745)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	581,986	619,092
Non-controlling interests	125	125
Total Equity	582,111	619,217
Total Liabilities and Stockholders’ Equity	$1,805,845	$2,115,115
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At September 30, 2025, and December 31, 2024, assets of the VIEs totaled $843,143 and $951,295, respectively, and liabilities of the VIEs totaled $678,397 and $790,339, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans held-for-investment	$33,006	$43,031	$100,357	$141,878
Cash and cash equivalents	714	1,266	2,310	4,953
Total interest income	33,720	44,297	102,667	146,831
Interest expense:
Repurchase facilities	8,852	17,365	31,327	57,424
Securitized debt obligations	12,178	16,521	37,462	52,939
Secured credit facility	2,394	2,753	7,497	8,156
Total interest expense	23,424	36,639	76,286	118,519
Net interest income	10,296	7,658	26,381	28,312
Other income (loss):
Revenue from real estate owned operations	3,620	3,792	10,467	6,045
Benefit from (provision for) credit losses	1,643	(27,911)	(13,111)	(164,219)
Gain (loss) on sale of real estate owned	—	—	301	—
(Loss) gain on extinguishment of debt	—	—	—	(786)
Total other income (loss)	5,263	(24,119)	(2,343)	(158,960)
Expenses:
Compensation and benefits	4,067	5,375	15,556	16,083
Servicing expenses	862	1,197	2,710	3,971
Expenses from real estate owned operations	5,776	4,827	15,507	8,822
Other operating expenses	1,757	3,166	7,477	8,695
Total expenses	12,462	14,565	41,250	37,571
Income (loss) before income taxes	3,097	(31,026)	(17,212)	(168,219)
Provision for (benefit from) income taxes	62	(2)	131	(4)
Net income (loss)	3,035	(31,024)	(17,343)	(168,215)
Dividends on preferred stock	3,600	3,600	10,801	10,800
Net (loss) income attributable to common stockholders	$(565)	$(34,624)	$(28,144)	$(179,015)
Basic (loss) earnings per weighted average common share	$(0.01)	$(0.69)	$(0.59)	$(3.53)
Diluted (loss) earnings per weighted average common share	$(0.01)	$(0.69)	$(0.59)	$(3.53)
Weighted average number of shares of common stock outstanding:
Basic	47,394,519	50,526,492	48,026,438	50,736,066
Diluted	47,394,519	50,526,492	48,026,438	50,736,066

Net (loss) income attributable to common stockholders	$(565)	$(34,624)	$(28,144)	$(179,015)
Comprehensive (loss) income	$(565)	$(34,624)	$(28,144)	$(179,015)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
Net income (loss)	—	—	—	—	—	(74,123)	—	(74,123)	—	(74,123)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.15 per share	—	—	—	—	—	—	(8,043)	(8,043)	—	(8,043)
Repurchase of common stock for tax withholding on vestings of RSUs	(233,454)	—	—	—	(1,185)	—	—	(1,185)	—	(1,185)
Non-cash equity award compensation	690,413	4	—	—	2,167	—	—	2,171	—	2,171
Balance, March 31, 2024	51,034,800	$510	8,229,500	$82	$1,199,030	$(6,628)	$(418,876)	$774,118	$125	$774,243
Net income (loss)	—	—	—	—	—	(63,068)	—	(63,068)	—	(63,068)
Repurchase of common stock	(510,244)	(5)	—	—	(1,594)	—	—	(1,599)	—	(1,599)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,735)	(2,735)	—	(2,735)
Non-cash equity award compensation	159,561	2	—	—	1,458	—	—	1,460	—	1,460
Balance, June 30, 2024	50,684,117	$507	8,229,500	$82	$1,198,894	$(69,696)	$(425,211)	$704,576	$125	$704,701
Net income (loss)	—	—	—	—	—	(31,024)	—	(31,024)	—	(31,024)
Repurchase of common stock	(726,560)	(7)	—	—	(1,996)	—	—	(2,003)	—	(2,003)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,696)	(2,696)	—	(2,696)
Non-cash equity award compensation	—	—	—	—	2,534	—	—	2,534	—	2,534
Balance, September 30, 2024	49,957,557	$500	8,229,500	$82	$1,199,432	$(100,720)	$(431,507)	$667,787	$125	$667,912

Balance, December 31, 2024	48,801,690	$488	8,229,500	$82	$1,195,823	$(139,556)	$(437,745)	$619,092	$125	$619,217
Net income (loss)	—	—	—	—	—	(7,015)	—	(7,015)	—	(7,015)
Repurchase of common stock	(878,784)	(9)	—	—	(2,516)	—	—	(2,525)	—	(2,525)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,591)	(2,591)	—	(2,591)
Repurchase of common stock for tax withholding on vestings of RSUs	(380,163)	(4)	—	—	(1,098)	—	—	(1,102)	—	(1,102)
Non-cash equity award compensation	846,354	9	—	—	2,401	—	—	2,410	—	2,410
Balance, March 31, 2025	48,389,097	$484	8,229,500	$82	$1,194,610	$(146,571)	$(443,936)	$604,669	$125	$604,794
Net income (loss)	—	—	—	—	—	(13,363)	—	(13,363)	—	(13,363)
Repurchase of common stock	(1,250,000)	(13)	—	—	(3,124)	—	—	(3,137)	—	(3,137)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,592)	(2,592)	—	(2,592)
Repurchase of common stock for tax withholding on vestings of RSUs	(7,279)	—	—	—	—	—	—	—	—	—
Non-cash equity award compensation	262,701	3	—	—	2,225	—	—	2,228	—	2,228
Balance, June 30, 2025	47,394,519	$474	8,229,500	$82	$1,193,711	$(159,934)	$(450,129)	$584,204	$125	$584,329
Net income (loss)	—	—	—	—	—	3,035	—	3,035	—	3,035
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,549)	(2,549)	—	(2,549)
Non-cash equity award compensation	—	—	—	—	896	—	—	896	—	896
Balance, September 30, 2025	47,394,519	$474	8,229,500	$82	$1,194,607	$(156,899)	$(456,278)	$581,986	$125	$582,111
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(17,343)	$(168,215)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(4,600)	(4,331)
Amortization of deferred debt issuance costs	3,186	4,335
Provision for credit losses	13,111	164,219
(Gain) loss on extinguishment of debt	—	423
Amortization of equity-based compensation	5,534	6,165
Proceeds received from deferred interest capitalized on loans held-for-investment	—	2,935
Depreciation and amortization on real estate owned	5,837	4,580
Gain on sale of real estate owned	(301)	—
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(328)	3,212
Decrease (increase) in other assets	(5,773)	(1,963)
Increase (decrease) in other liabilities	222	(2,634)
Net cash provided by (used in) operating	(455)	8,726
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(34,421)	(41,348)
Proceeds from repayment of loans held-for-investment	291,422	342,912
Increase in other assets, due from servicer on repayments of loans held-for-investment	—	(42)
Capital expenditures related to real estate owned	(2,799)	(1,966)
Acquisition costs on real estate owned	(1,587)	—
Proceeds from sale of real estate owned	16,655	—
Purchases of other investments	(3,245)	(366)
Net cash provided by investing activities	266,025	299,190
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	13,700	78,485
Principal payments on repurchase facilities	(173,453)	(247,914)
Principal payments on securitized debt obligations	(111,850)	(176,447)
Proceeds from secured credit facility	—	1,192
Repayment of secured credit facility	(7,500)	—
Payment of debt issuance costs	(1,663)	(843)
Tax withholding on restricted stock and RSUs	(1,102)	(1,185)
Repurchase of common stock	(5,662)	(3,602)
Dividends paid on preferred stock	(10,801)	(10,801)
Dividends paid on common stock	(7,806)	(21,313)
Net cash used in financing activities	(306,137)	(382,428)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,567)	(74,512)
Cash, cash equivalents, and restricted cash at beginning of period	114,470	199,216
Cash, cash equivalents, and restricted cash at end of period	$73,903	$124,704
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$74,139	$120,774
Cash paid for federal taxes	$100	$—
Cash paid for state taxes	$78	$—
Noncash Activities:
Dividends declared but not paid at end of period	$6,164	$6,296
Transfers from loan held-for investment and receivables to real estate owned	$71,000	$35,659
Acquisition of working capital related to real estate owned	$63	$—
Right-of-use lease asset and operating lease liability assumed	$7,239	$—
Transfer of other receivables to loans held-for-investment	$980	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed commercial real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT.” The Company’s principal executive offices are located at 3 Bryant Park, 24th Floor, New York, New York 10036. The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2025, and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2025, should not be construed as indicative of the results to be expected for future periods or the full year.
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
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2025.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The new guidance requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction, with the intention of improving the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2025, and December 31, 2024:

	September 30, 2025
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$1,707,174	$13,024	$1,720,198
Unamortized net deferred origination fees	(6,615)	—	(6,615)
Allowance for credit losses	(130,854)	(54)	(130,908)
Carrying value	$1,569,705	$12,970	$1,582,675
Unfunded commitments	$75,625	$—	$75,625
Number of loans	43	1	44
Weighted average coupon(3)	6.9%	8.0%	6.9%
Weighted average years to maturity(4)	0.5	1.3	0.5

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2024
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,093,096	$13,238	$2,106,334
Unamortized net deferred origination fees	(8,959)	—	(8,959)
Allowance for credit losses	(199,556)	(171)	(199,727)
Carrying value	$1,884,581	$13,067	$1,897,648
Unfunded commitments	$90,641	$—	$90,641
Number of loans	53	1	54
Weighted average coupon(3)	6.3%	8.0%	6.4%
Weighted average years to maturity(4)	0.6	2.1	0.6
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

(dollars in thousands)	September 30, 2025		December 31, 2024
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$662,624	41.9%	$872,306	46.0%
Multifamily	524,822	33.2%	574,032	30.2%
Hotel	103,527	6.5%	114,054	6.0%
Retail	137,782	8.7%	164,424	8.7%
Industrial	114,095	7.2%	113,890	6.0%
Other	39,825	2.5%	58,942	3.1%
Total	$1,582,675	100.0%	$1,897,648	100.0%

(dollars in thousands)	September 30, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$380,708	24.1%	$485,062	25.6%
Southwest	331,516	20.9%	417,425	22.0%
West	242,248	15.3%	272,633	14.4%
Midwest	257,858	16.3%	300,617	15.8%
Southeast	370,345	23.4%	421,911	22.2%
Total	$1,582,675	100.0%	$1,897,648	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Loan Portfolio Activity
The following tables summarize activity related to loans held-for-investment, net of allowance for credit losses, for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$1,823,279	$(151,968)	$1,671,311	$2,097,375	$(199,727)	$1,897,648
Originations, additional fundings, upsizing of loans and capitalized deferred interest(1)	12,653	—	12,653	36,647	—	36,647
Repayments	(102,989)	—	(102,989)	(279,942)	—	(279,942)
Transfers to real estate owned(2)	—	—	—	(63,353)	—	(63,353)
Transfers in from loan related receivables(3)	413	—	413	980	—	980
(Decrease) increase from net deferred fees	(949)	—	(949)	(1,532)	—	(1,532)
Amortization of net deferred fees	962	—	962	3,906	—	3,906
Benefit from (provision for) credit losses	—	1,274	1,274	—	(11,679)	(11,679)
Write-offs	(19,786)	19,786	—	(80,498)	80,498	—
Balance at end of period	$1,713,583	$(130,908)	$1,582,675	$1,713,583	$(130,908)	$1,582,675

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$2,616,884	$(264,140)	$2,352,744	$2,718,486	$(134,661)	$2,583,825
Originations, additional fundings, upsizing of loans and capitalized deferred interest	9,894	—	9,894	45,762	—	45,762
Repayments	(240,145)	—	(240,145)	(337,028)	—	(337,028)
Transfers to real estate owned	—	—	—	(35,659)	—	(35,659)
Net discount accretion (premium amortization)	—	—	—	15	—	15
(Decrease) increase from net deferred fees	(2,508)	—	(2,508)	(3,360)	—	(3,360)
Amortization of net deferred fees	787	—	787	3,262	—	3,262
Provision for credit losses	—	(28,391)	(28,391)	—	(164,436)	(164,436)
Write-offs	(44,580)	44,580	—	(51,146)	51,146	—
Recoveries of previous write-offs	—	(8,819)	(8,819)	$—	(8,819)	(8,819)
Balance at end of period	$2,340,332	$(256,770)	$2,083,562	$2,340,332	$(256,770)	$2,083,562
______________________
(1)Includes a $1.7 million unsecured note advanced to an existing borrower during the nine months ended September 30, 2025.
(2)Total transfers to real estate owned of $71.0 million comprised of $63.4 million of loans held-for-investment and $7.6 million in related receivables.
(3)Transfers in from loan related receivables of $0.4 million and $1.0 million, respectively, included in write-offs during the three and nine months ended September 30, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the three and nine months ended September 30, 2025, and 2024 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Three Months Ended September 30, 2025
Balance at beginning of period	$97,541	$54,427	$151,968	$3,104	$155,072
Provision for (benefit from) credit losses	8,699	(9,973)	(1,274)	(369)	(1,643)
Write-off	(19,786)	—	(19,786)	—	(19,786)
Balance at end of period	$86,454	$44,454	$130,908	$2,735	$133,643

Nine Months Ended September 30, 2025
Balance at beginning of period	$154,687	$45,040	$199,727	$1,303	$201,030
Provision for (benefit from) credit losses	12,265	(586)	11,679	1,432	13,111
Write-off	(80,498)	—	(80,498)	—	(80,498)
Balance at end of period	$86,454	$44,454	$130,908	$2,735	$133,643

Three Months Ended September 30, 2024
Balance at beginning of period	$194,955	$69,185	$264,140	$2,719	$266,859
Provision for (benefit from) credit losses	41,057	(12,666)	28,391	(480)	27,911
Write-off	(44,580)	—	(44,580)	—	(44,580)
Recoveries of previous write-offs	8,819	—	8,819	—	8,819
Balance at end of period	$200,251	$56,519	$256,770	$2,239	$259,009

Nine Months Ended September 30, 2024
Balance at beginning of period	$91,372	$43,289	$134,661	$2,456	$137,117
Provision for (benefit from) credit losses	147,040	17,396	164,436	(217)	164,219
Write-off	(46,980)	(4,166)	(51,146)	—	(51,146)
Recoveries of previous write-offs	8,819	—	8,819	—	8,819
Balance at end of period	$200,251	$56,519	$256,770	$2,239	$259,009
______________________
(1)The current expected credit loss, or CECL, reserve for unfunded commitments is included in “Other liabilities” on the condensed consolidated balance sheets.
During the three months ended September 30, 2025, the Company recorded a net decrease of $(21.4) million in its total allowance for credit losses on its loan portfolio primarily due to $(19.8) million in write-offs and a $(1.6) million benefit from credit losses, resulting in a total allowance for credit losses of $133.6 million as of September 30, 2025. The decrease in the allowance was primarily related to a resolution of one loan that had been previously individually assessed, along with a decrease in the general CECL reserve due to improved macroeconomic forecast assumptions. The decreases were partially offset by additional specific reserves on loans that were individually assessed during the three months ended September 30, 2025.
During the nine months ended September 30, 2025, the Company recorded a net decrease of $(67.4) million in its total allowance for credit losses on its loan portfolio primarily due to $(80.5) million in write-offs, partially offset by a $13.1 million provision for credit losses. The decrease in the allowance was primarily related to resolutions of five loans that had been previously individually assessed, along with a decrease in the general CECL reserve pool balance. The decreases were partially offset by additional specific reserves on loans that were assessed individually, and an increase due to worsening macroeconomic forecast assumptions employed in estimating the general CECL reserve during the nine months ended September 30, 2025.
During the three months ended September 30, 2025, the Company resolved a senior loan secured by a multifamily student housing property located in Louisville, KY, via a property sale. The loan was on nonaccrual status with an unpaid principal

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
balance of $50.0 million and a risk-rating of “5.” As a result of the property sale, the Company recognized a write-off of approximately $(19.4) million, which had been reserved for through a previously recorded allowance for credit losses of $22.6 million, resulting in a benefit from credit losses of $3.2 million.
As of September 30, 2025, the Company had three collateral-dependent loans with an aggregate principal balance of $196.3 million, for which the Company recorded an allowance for credit losses of $86.5 million. These loans were individually assessed in accordance with the CECL framework and the allowance for credit losses was determined based on the estimates of the collateral properties’ fair value. The performance of the collateral properties securing these loans, which include one office building, one retail property, and one hotel property, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets with reduced tenant demand, and a higher cost of capital driven by elevated interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 8 - Fair Value, for further detail on the fair value measurement of these loans.
Nonaccrual Loans
The following table presents the changes in the carrying value of loans held-for-investment on nonaccrual status for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Nonaccrual loan carrying value at beginning of period	$125,040	$452,797	$298,365	$343,683
Addition of nonaccrual loan carrying value	20,178	58,374	20,178	253,732
Reduction of nonaccrual loan carrying value	(35,485)	(102,995)	(208,810)	(189,239)
Nonaccrual loan carrying value at end of period	$109,733	$408,176	$109,733	$408,176
As of September 30, 2025, the Company had three senior loans with a total unpaid principal balance of $196.3 million and carrying value of $109.7 million that were held on nonaccrual status, compared to 11 senior loans with a total unpaid principal balance of $628.5 million and carrying value of $408.2 million that were held on nonaccrual status as of September 30, 2024. Additionally, the Company had one loan with a principal balance of $20.4 million that was in maturity default with a maturity date of June 9, 2025, and remained on accrual status due to the loan amount and interest being probable of collection as of September 30, 2025. All other loans were considered current with respect to principal and interest payments due as of September 30, 2025, and September 30, 2024.
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
During the twelve months ended September 30, 2025, the Company entered into two loan modifications that met the disclosure requirements pursuant to ASU 2022-02, Troubled Debt Restructurings And Vintage Disclosures.
During the three months ended September 30, 2025, the Company completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of September 30, 2025, and December 31, 2024, the loan had a principal balance of $26.9 million and $25.2 million, respectively, and an amortized cost of $26.9 million and $25.1 million, respectively. The terms of the modification included, among other things, (i) a 2-month extension of the fully-extended maturity date to November 9, 2025, with one 6-month option to extend to May 9, 2026; and (ii) a $2.5 million upsizing of the total commitment of the loan, resulting in an aggregate $3.7 million upsizing of the total commitment when considering other modifications occurring during the twelve months ended September 30, 2025. Due to the uncertainty with respect to the collection of future principal and interest, the loan was deemed collateral dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
During the twelve months ended September 30, 2025, the Company completed the modification of a senior loan secured by a hotel property located in Minneapolis, MN. As of September 30, 2025, and December 31, 2024, the loan had a principal balance of $37.5 million and $52.6 million, respectively, and an amortized cost of $37.5 million and $52.7 million, respectively. The terms of the modification included, among other things, (i) a 3-year extension of the fully-extended maturity date to May 9, 2028, with one 12-month option to extend to May 9, 2029; (ii) a restructuring of the loan into a $37.0 million senior note and a subordinate note that was immediately charged off; and (iii) an accrued pay spread. As a result of the modification, the Company recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses. The senior note was performing pursuant to its modified contractual terms as of September 30, 2025.
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of September 30, 2025, and December 31, 2024:

(dollars in thousands)	September 30, 2025			December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$227,420	$225,999	6	$153,954	$152,382
2	12	424,760	420,745	17	652,450	645,333
3	20	720,218	688,405	20	676,745	645,811
4	3	151,535	137,793	4	169,867	155,757
5	3	196,265	109,733	7	453,318	298,365
Total	44	$1,720,198	$1,582,675	54	$2,106,334	$1,897,648
As of September 30, 2025, the weighted average risk rating of the Company’s loan portfolio was 2.8, versus 3.1 as of December 31, 2024, weighted by unpaid principal balance. The change in portfolio risk rating as of September 30, 2025, versus December 31, 2024, is mainly a result of risk-rated “5” resolutions during the nine months ended September 30, 2025.
During the three months ended September 30, 2025, as part of its quarterly risk rating process, the Company downgraded one first mortgage loan with an aggregate outstanding principal balance of $26.9 million and secured by a hotel property to a risk rating of “5.” The loan is considered collateral dependent and has been placed on nonaccrual status as of September 30, 2025.
As of September 30, 2025, the Company assigned a risk rating of “5” to three senior loans with an aggregate outstanding principal balance of $196.3 million. These loans were assigned a risk rating of “5” due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables present the carrying value of loans held-for-investment as of September 30, 2025, and December 31, 2024, by risk rating and year of origination:

	September 30, 2025
(dollars in thousands)	Origination Year
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$46,619	$37,493	$141,887	$225,999
2	—	—	—	191,343	166,000	63,402	420,745
3	—	—	54,925	59,885	207,476	366,119	688,405
4	—	—	—	43,362	—	94,431	137,793
5	—	—	—	—	—	109,733	109,733
Total	$—	$—	$54,925	$341,209	$410,969	$775,572	$1,582,675

Gross write-offs	$—	$—	$—	$—	$(15,361)	$(65,137)	$(80,498)

	December 31, 2024
(dollars in thousands)	Origination Year
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$46,560	$23,401	$21,285	$61,136	$152,382
2	—	—	187,027	199,733	—	258,573	645,333
3	45,689	54,076	57,082	149,026	46,363	293,575	645,811
4	—	—	41,711	—	—	114,046	155,757
5	—	—	—	39,236	—	259,129	298,365
Total	$45,689	$54,076	$332,380	$411,396	$67,648	$986,459	$1,897,648

Gross write-offs	$—	$—	$(16,173)	$(19,045)	$—	$(111,100)	$(146,318)
Note 4. Real Estate Owned, Net
As of September 30, 2025, assets and liabilities related to REO consisted of two office properties, one located in each of Miami Beach, FL and Maynard, MA. The Company accounted for these as asset acquisitions. As of September 30, 2025, the carrying value of the Company’s REO is $105.5 million, which includes $7.2 million in net other assets and other liabilities on the consolidated balance sheets.
During the nine months ended September 30, 2025, the Company determined that one office property located in Phoenix, AZ met the held-for-sale criteria, and reclassified the asset to real estate owned held-for-sale. On the reclassification date, the real estate owned asset held-for-investment had a carrying value of $16.4 million, which was lower than the fair value less estimated transaction costs to sell of $16.7 million. On June 23, 2025, the real estate owned asset was sold for a net sales price of $16.7 million, which resulted in a $0.3 million gain on sale on the consolidated statements of comprehensive income. No real estate owned assets were sold during the three months ended September 30, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2025, and 2024:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Owned, Net	2025	2024	2025	2024
Rental income
Minimum lease payments	$2,176	$2,791	$6,855	$4,917
Variable lease payments	1,213	—	2,939	—
Total rental income	3,389	2,791	9,794	4,917
Other operating income	231	1,001	673	1,128
Revenue from real estate owned operations	3,620	3,792	10,467	6,045
Expenses from real estate owned operations (1)	(5,776)	(4,827)	(15,507)	(8,822)
Total	$(2,156)	$(1,035)	$(5,040)	$(2,777)
______________________
(1) Includes $(2.2) million and $(5.7) million and $(1.9) million and $(4.4) million of depreciation and amortization for the three and nine months ended September 30, 2025, and 2024, respectively.
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025, and 2024:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2025	2024	2025	2024
Asset
In-place lease intangibles	Expenses from real estate owned operations	$922	$1,111	$2,601	$2,470
Lease commissions	Expenses from real estate owned operations	73	65	208	65
Above-market lease intangibles	Revenue from real estate owned operations	(74)	(85)	(222)	(171)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	14	8	35	12
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities
2025	$856	$64	$98	$(14)
2026	2,721	178	401	(56)
2027	1,167	77	401	(26)
2028	1,115	61	387	(27)
2029	811	15	383	(27)
Thereafter	561	—	669	—
The weighted average remaining amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions and below-market lease intangibles as of September 30, 2025, were 3.6 years, 1.5 years, 6.4 years and 3.5 years, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of September 30, 2025:

(in thousands)	Contractual Lease Payments
2025	$5,538
2026	7,752
2027	5,366
2028	5,273
2029	5,061
Thereafter	4,845
The weighted average minimum remaining term of the non-cancelable leases was approximately 3.3 years as of September 30, 2025.
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Loans held-for-investment	$857,429	$975,627
Allowance for credit losses	(20,404)	(39,402)
Loans held-for-investment, net	837,025	936,225
Restricted cash	—	8,018
Other assets	6,118	7,052
Total Assets	$843,143	$951,295
Securitized debt obligations	$677,084	$788,313
Other liabilities	1,313	2,026
Total Liabilities	$678,397	$790,339
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the Company’s CRE CLO securitized debt obligations as of September 30, 2025, and December 31, 2024:

(dollars in thousands)	September 30, 2025			December 31, 2024
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$464,927	$449,885	S+3.9%	$475,908	$461,688	S+3.9%
Financing provided	359,163	358,716	S+1.9%	370,155	369,086	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	394,703	387,140	S+3.5%	511,199	482,555	S+3.6%
Financing provided	318,368	318,368	S+2.5%	419,227	419,227	S+2.0%
Total
Collateral assets(4)	$859,630	$837,025	S+3.7%	$987,107	$944,243	S+3.7%
Financing provided	$677,531	$677,084	S+2.2%	$789,382	$788,313	S+1.9%
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
(2)No restricted cash is included as of September 30, 2025. $8.0 million in restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of September 30, 2025. No restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
(4)No restricted cash is included as of September 30, 2025. $8.0 million in restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
Other Investments
As of September 30, 2025, the Company held $4.0 million in non-controlling investment partnerships with the borrower entities of three loans held-for-investment by the Company. The Company may contribute up to an additional aggregate $1.9 million in the form of investments in these partnership entities.
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
The Company’s secured credit facility is typically collateralized by loans held-for-investment, loans held-for-sale, REO assets and certain cash balances and is non-mark-to-market.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of September 30, 2025, and December 31, 2024:

	September 30, 2025
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	$52,464	$197,536	$250,000	$126,919	6.9%
JPMorgan Chase Bank(4)	July 28, 2026	313,170	133,821	446,991	470,892	7.3%
Citibank	April 27, 2026	72,487	177,513	250,000	102,288	5.8%
Total		$438,121	$508,870	$946,991	$700,099
Secured credit facility	December 21, 2026	$79,274	$20,726	$100,000	$98,864	9.9%

	December 31, 2024
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	$76,195	$173,805	$250,000	$156,037	7.1%
JPMorgan Chase Bank	July 28, 2025	449,192	37,322	486,514	561,627	8.2%
Citibank	May 25, 2025	72,487	427,513	500,000	104,416	6.1%
Total		$597,874	$638,640	$1,236,514	$822,080
Secured credit facility	December 21, 2025	$86,774	$13,226	$100,000	$98,015	10.9%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of September 30, 2025, and December 31, 2024.
(3)Collateral value includes real estate owned with a carrying value of $70.7 million.
(4)Collateral value includes real estate owned with a carrying value of $34.8 million.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at September 30, 2025, and December 31, 2024:

	September 30, 2025				December 31, 2024
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$52,464	$75,718	13%	0.74	$76,195	$93,077	15%	0.49
JPMorgan Chase Bank	313,170	181,596	31%	0.82	449,192	149,643	24%	0.57
Citibank	72,487	32,315	6%	0.57	72,487	35,650	6%	0.40
Total	$438,121	$289,629			$597,874	$278,370
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of September 30, 2025, the Company’s unrestricted cash was $62.7 million, while 5.0% of the Company’s recourse indebtedness was $6.9 million.
•Tangible net worth must be greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million. As of September 30, 2025, the Company’s tangible net worth was $715.6 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of September 30, 2025, the Company’s target asset leverage ratio was 69.5% and the Company’s total leverage ratio was 63.0%.
•Minimum interest coverage of no less than 1.2:1.0 until and including December 31, 2025. As of September 30, 2025, the Company’s interest coverage ratio was 1.3:1.0.
As of September 30, 2025, and December 31, 2024, the Company was in compliance with its financial covenants.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of September 30, 2025, the Company held $11.2 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $18.7 million as of December 31, 2024. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of September 30, 2025, the Company held no restricted cash related to the CRE CLOs, compared to $8.0 million in restricted cash related to the CRE CLOs as of December 31, 2024.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$62,690	$87,788
Restricted cash	11,213	26,682
Total cash, cash equivalents and restricted cash	$73,903	$114,470
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
Recurring Fair Value
As of September 30, 2025, and December 31, 2024, the carrying values and fair values of cash and cash equivalents and restricted cash are measured at fair value on a recurring basis. No other assets or liabilities held by the Company are measured at fair value on a recurring basis.
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
As of September 30, 2025, the Company deemed three of its loans held-for-investment with an aggregate outstanding principal balance of $196.3 million to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and would be classified as Level 3 assets in the fair value hierarchy.
As of September 30, 2025, three of these loans, with an aggregate outstanding principal balance of $196.3 million, were valued using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value on these loans as of September 30, 2025, include the exit capitalization rate, which ranged from 7.00% to 13.00%, and the discount rate, which ranged from 9.00% to 15.00%. As of September 30, 2025, the weighted average exit capitalization rate by the estimated collateral fair value and weighted average discount rate by the estimated collateral fair value were 9.19% and 11.31%, respectively.
During the nine months ended September 30, 2025, the Company acquired legal title of an office property in Miami Beach, FL. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $71.0 million and was determined using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value include a 7.25% exit capitalization rate and an 8.75% discount rate. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies, Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses, and Note 4 - Real Estate Owned, Net for further detail.
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
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2025, and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$1,582,675	$1,626,275	$1,897,648	$1,951,039
Cash and cash equivalents	$62,690	$62,690	$87,788	$87,788
Restricted cash	$11,213	$11,213	$26,682	$26,682
Liabilities
Repurchase facilities	$438,121	$438,121	$597,874	$597,874
Securitized debt obligations	$677,084	$655,284	$788,313	$751,718
Secured credit facility	$79,274	$79,274	$86,774	$86,774
Note 9. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2025:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of September 30, 2025.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of September 30, 2025, and December 31, 2024, the Company had unfunded loan commitments of $75.6 million and $90.6 million, respectively, on loans held-for-

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of September 30, 2025, the Company recognized $2.7 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 10. Preferred Stock
Series A Preferred Stock
Holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at a fixed rate of 7.00% per annum to, but excluding, January 15, 2027, and thereafter at a floating rate equal to the 3-month Term of Standard Overnight Financing Rate, or SOFR, plus a spread of 5.83% per annum; provided, however, in no event will the floating rate be lower than 7.00% per annum. During each of the three and nine months ended September 30, 2025, and 2024, the Company declared dividends on the Series A Preferred Stock of $3.6 million and $10.8 million, respectively.
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
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third-party investors for proceeds of $0.1 million. The 500 shares of preferred stock retained by the Company were eliminated in the Company’s condensed consolidated statements of changes in equity and the 125 shares sold to third-party investors are shown in the Company’s condensed consolidated statements of changes in equity as non-controlling interests.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 11. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three and nine months ended September 30, 2025 and 2024:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
September 17, 2025	October 1, 2025	October 15, 2025	$0.05
June 17, 2025	July 1, 2025	July 15, 2025	$0.05
March 13, 2025	April 1, 2025	April 15, 2025	$0.05
			$0.15
2024
September 20, 2024	October 1, 2024	October 15, 2024	$0.05
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.25
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 3,000,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the nine months ended September 30, 2025, under its share repurchase program, the Company repurchased 2,128,784 shares of its common stock for an aggregate cost, inclusive of commissions paid, of $5.7 million. No shares of common stock were repurchased during the three months ended September 30, 2025. As of September 30, 2025, there remained 2,636,461 shares authorized for repurchase under the Company’s share repurchase program.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three and nine months ended September 30, 2025 and 2024:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
September 17, 2025	October 1, 2025	October 15, 2025	$0.4375
June 17, 2025	July 1, 2025	July 15, 2025	$0.4375
March 13, 2025	April 1, 2025	April 15, 2025	$0.4375
			$1.3125
2024
September 20, 2024	October 1, 2024	October 15, 2024	$0.4375
June 18, 2024	July 1, 2024	July 15, 2024	$0.4375
March 14, 2024	April 1, 2024	April 15, 2024	$0.4375
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
On June 5, 2025, the Company’s stockholders approved an amendment to the 2022 Plan, resulting in the Granite Point Mortgage Trust Inc. Amended and Restated 2022 Omnibus Incentive Plan, or the A&R 2022 Plan. The amendment increased the number of shares of common stock that had been available for issuance under the 2022 Plan by 10,000,000. The A&R 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, and performance share units, or PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of September 30, 2025, the Company had 15,106,140 shares of common stock available for future issuance under the A&R 2022 Plan, including shares subject to outstanding equity awards.
The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three and nine months ended September 30, 2025:

	RSUs	Target Number of PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2024	3,623,753	1,547,119	$5.23
Granted	977,576	651,135	$2.85
Vested	(846,354)	—	$5.95
Forfeited	—	(271,576)	$11.84
Outstanding at March 31, 2025	3,754,975	1,926,678	$4.12
Granted	767,745	335,703	$2.54
Vested	(262,701)	—	$3.15
Forfeited	(101,210)	—	$3.60
Outstanding at June 30, 2025	4,158,809	2,262,381	$3.90
Granted	—	—	$—
Vested	—	—	$—
Forfeited	(275,993)	—	$3.39
Outstanding at September 30, 2025	3,882,816	2,262,381	$3.89
Below is a summary of RSU and PSU vesting dates as of September 30, 2025:

Vesting Year	RSUs	Target Number of PSUs(1)	Total Awards
2025	334,887	—	334,887
2026	1,328,564	637,993	1,966,557
2027	1,789,473	637,550	2,427,023
2028	429,892	986,838	1,416,730
Total	3,882,816	2,262,381	6,145,197
____________________
(1)The PSUs’ vesting date is based on the performance criteria determination date and not the performance criteria service end date. The determination date will occur in the first quarter of the following year after the performance criteria service date has passed. The table above reflects the year of the determination date.
The Company’s RSUs are subject to time-based vesting schedules. For the three and nine months ended September 30, 2025, the Company recognized $1.1 million and $5.4 million of compensation expense associated with these awards, respectively, compared to $2.0 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, within compensation and benefits expense on the condensed consolidated statements of income. As of September 30, 2025, $5.4 million of total unrecognized compensation cost for awards of RSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.7 years.
The number of PSUs that vest depends on the Company’s performance over a three-year period with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units outstanding as of September 30, 2025, may vest at the end of their respective performance periods based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “core” ROAE, “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs, which the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
For the three and nine months ended September 30, 2025, the Company recognized $(0.2) million and $0.1 million of compensation expense associated with the PSUs, respectively, compared to $0.6 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, within compensation and benefits expenses on the condensed consolidated statements of income. As of September 30, 2025, $2.7 million of total unrecognized compensation cost for awards of PSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.9 years.
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
Note 14. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to common stockholders	$(565)	$(34,624)	$(28,144)	$(179,015)
Dividends allocated to participating restricted stock units	$(194)	$(198)	$(590)	$(786)
Net (loss) income attributable to common stockholders - basic and diluted	$(759)	$(34,822)	$(28,734)	$(179,801)
Denominator:
Average common shares outstanding - basic and diluted	47,394,519	50,526,492	48,026,438	50,736,066
(Loss) earnings per share:
Basic	$(0.01)	$(0.69)	$(0.59)	$(3.53)
Diluted	$(0.01)	$(0.69)	$(0.59)	(3.53)
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. During the three and nine months ended September 30, 2025, 1,270,608 and 881,423 of weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the nine months ended September 30, 2024, 623,424 of weighted-average unvested RSUs were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the three months ended September 30, 2024, under both the two-class method and the treasury stock method no shares were included in the dilutive earnings per share denominator, as their inclusion would have been antidilutive.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
outstanding assuming the settlement of PSUs. For the three and nine months ended September 30, 2025, and 2024, under both the two-class method and treasury stock method no additional weighted-average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. As of September 30, 2025, and 2024, there were no incremental shares of unvested PSUs.
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
The Company’s investment portfolio is managed as a whole, and resources are allocated, and financial performance is assessed by the Company’s Chief Executive Officer, its chief operating decision maker, or the CODM, based on total assets reported on the consolidated balance sheet and net (loss) income reported on the consolidated statement of comprehensive (loss) income. The Company’s CODM views consolidated expense information related to interest expense, provision for credit losses, compensation and benefits expense, servicing expenses and other operating expenses to be significant. Consolidated comprehensive (loss) income is also used by the CODM to monitor actual results and benchmarking to that of its peers. Investment decisions are assessed collectively by the CODM, based on the inputs discussed above. Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.
Note 16. Subsequent Events
Events subsequent to September 30, 2025, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2024.
Our Company
Granite Point Mortgage Trust Inc. is an internally-managed real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “GPMT.” Our investment objective is to preserve our stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by our investment portfolio. We operate as a REIT, as defined under the Code. We also operate our business in a manner intended to maintain our exclusion from registration under the Investment Company Act. We operate our business as one segment.
Recent Developments
Macroeconomic Environment
The past several quarters were characterized by continued volatility in the global securities markets. Volatility was likely driven by investor concerns over tariffs, inflation, elevated interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. During the year, financial institutions were affected by certain events which also contributed to global markets volatility, diminished liquidity and credit availability.
On September 17, 2025, the Federal Reserve reduced interest rates by 25 basis points, although the timing, direction and extent of any future interest rate changes remained uncertain and interest rates remained at an elevated level. Absent other factors, our business model is such that higher interest rates should generally correlate to higher net interest income. However, interest rates have remained elevated for an extended period of time, adversely affecting our existing borrowers and the cost of financing their properties. Continued higher interest rates may further impact our borrowers and lead to non-performance, as well as dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Higher interest rates have adversely impacted, and may continue to adversely impact, commercial real estate property values. It remains difficult to predict the full impact of recent events, interest rate fluctuation, and inflation on macroeconomic conditions and our business.
On April 2, 2025, the U.S. presidential administration initiated significant changes to U.S. tariff policy, with the specific policies changing multiple times since that date. The initial announcement and subsequent related announcements had and continue to have global repercussions, causing capital market uncertainty worldwide. The impact from these changes to U.S. trade policy on commercial real estate remains uncertain, and it is challenging to predict the impact on our business. Tariffs have had and could continue to have an inflationary effect, slow economic growth, result in rising interest rates, and increase unemployment, all of which could decrease demand for space, and the attractiveness of commercial real estate to investors.
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

Third Quarter 2025 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(0.6) million, or $(0.01) per basic share.
•Generated Distributable (Loss) to common stockholders of $(18.9) million, or $(0.40) per basic share, which includes $(19.8) million in write-offs, and excludes $1.6 million in benefit from credit losses, $(0.9) million of equity compensation expense and $(2.2) million of depreciation and amortization on REO.
•Generated Distributable (Loss) Before Realized Gains and Losses to common stockholders of $0.9 million, or $0.02 per basic share.
•Recorded a decrease to the allowance for credit losses of $(21.4) million, for a total allowance of credit losses of $133.6 million, or approximately 7.4% of total loan commitments of $1.8 billion at September 30, 2025.
•Book value per share of common stock at September 30, 2025, was $7.94, inclusive of $(2.82) per basic common share of total CECL reserve.
•Declared common stock dividends of $2.6 million, or $0.05 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Realized $(122.4) million of total unpaid principal balance in loan repayments, principal paydowns, principal amortization, resolutions and write-offs.
•Funded $12.7 million of prior loan commitments and upsizes, including $0..4 million of capitalized deferred interest.
•Received a $3.4 million partial paydown on a loan secured by office and retail property located in Chicago, IL, with a $79.7 million unpaid principal balance. The net sale proceeds were applied to the outstanding principal balance, which is now secured by the retail portion of the property.
•Resolved a senior loan secured by a student housing property located in Louisville, KY, with a $50.0 million unpaid principal balance via property sale.
•Ended the quarter with a portfolio of 44 loan investments with an aggregate unpaid principal balance of $1.7 billion and total commitments of $1.8 billion, a weighted average stabilized LTV at origination of 65.0%, and a weighted average all-in yield at origination of S+3.92%.
Corporate Financing Activity:
•Extended the secured credit facility to December 21, 2026, and reduced the financing spread by 75 basis points and borrowings by $7.5 million.
Liquidity:
•At September 30, 2025, carried unrestricted cash of $62.7 million, a portion of which is subject to certain liquidity covenants.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended September 30, 2025, we recorded a GAAP net (loss) per basic common share of $(0.01), declared a cash dividend of $0.05 per share of common stock and reported Distributable (Loss) of $(0.40) per basic common share. Our book value as of September 30, 2025, was $7.94 per share of common stock, inclusive of $(2.82) per share of total CECL reserves.
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

(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2025	2024	2025	2024
Net (loss) attributable to common stockholders	$(565)	$(34,624)	$(28,144)	$(179,015)
Basic and diluted weighted average common shares outstanding	47,394,519	50,526,492	48,026,438	50,736,066
Basic (loss) per weighted average common share	$(0.01)	$(0.69)	$(0.59)	$(3.53)
Diluted (loss) per weighted average common share	$(0.01)	$(0.69)	(0.59)	$(3.53)
Dividend declared per common share	$0.05	$0.05	$0.15	$0.25
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
While Distributable Earnings (Loss) excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings (Loss) if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings (Loss) will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three and nine months ended September 30, 2025, we recorded a (benefit from) provision for credit losses of $(1.6) million and $13.1 million, respectively, which has been excluded from Distributable Earnings (Loss), consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above. During the three and nine months ended September 30, 2025, we recorded $(2.2) million and $(5.7) million, respectively, in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings (Loss) consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above.
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
The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (Loss) Before Realized Gains and Losses and Distributable Earnings (Loss) for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2025	2024	2025	2024
Reconciliation of GAAP net (loss) income to Distributable Earnings (Loss):
GAAP net (loss) income attributable to common stockholders	$(565)	$(34,624)	$(28,144)	$(179,015)
Adjustments:
(Benefit from) provision for credit losses	(1,643)	27,911	13,111	164,219
Depreciation and amortization on real estate owned	2,164	1,945	5,650	4,421
(Gain) loss on sale of real estate owned	—	—	(301)	—
Loss (gain) on extinguishment of debt	—	—	—	786
Non-cash equity compensation	896	2,534	5,534	6,164
Distributable Earnings (Loss) Before Realized Gains and Losses	$852	$(2,234)	$(4,150)	$(3,425)
Realized losses on write-offs, loan sales and REO conversions	(19,786)	(44,580)	(80,498)	(51,146)
Realized gain on REO sale	—	—	301	—
Accumulated depreciation and amortization on REO sale	—	—	(7,569)	—
Recoveries of previous write-offs	—	8,819	—	8,819
Distributable Earnings (Loss)	$(18,934)	$(37,995)	$(91,916)	$(45,752)
Distributable Earnings (Loss) per basic weighted average common share	$(0.40)	$(0.75)	$(1.91)	$(0.90)
Distributable Earnings (Loss) per diluted weighted average common share	$(0.40)	$(0.75)	$(1.91)	$(0.90)
Distributable Earnings (Loss) Before Realized Gains and Losses per basic weighted average common share	$0.02	$(0.04)	$(0.09)	$(0.07)
Distributable Earnings (Loss) Before Realized Gains and Losses per diluted weighted average common share	$0.02	$(0.04)	$(0.09)	$(0.07)
Basic weighted average common shares	47,394,519	50,526,492	48,026,438	50,736,066
Diluted weighted average common shares	47,394,519	50,526,492	48,026,438	50,736,066
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of September 30, 2025, and December 31, 2024:

(in thousands, except share data)	September 30, 2025	December 31, 2024
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	$581,986	$619,092
Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$376,248	$413,354
Shares:
Common shares outstanding	47,394,519	48,801,690
Book value per share of common stock	$7.94	$8.47
Book value per share as of September 30, 2025, includes the impact of an estimated allowance for credit losses of $133.6 million, or $(2.82) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At September 30, 2025, our loan portfolio was comprised of 44 investments, of which 43 were senior first mortgage loans totaling $1.8 billion of commitments with an unpaid principal balance of $1.7 billion, and one subordinate loan totaling $13.0 million in commitments and unpaid principal balance. At September 30, 2025, the weighted average risk rating of our loan portfolio was 2.8 as compared to 3.1 at December 31, 2024, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of September 30, 2025, we held two REO office properties with an aggregate carrying value of $105.5 million, inclusive of $10.0 million of intangible assets included in other assets and $(0.2) million of unfavorable lease liabilities in our Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2025, we funded $12.7 million under existing loan commitments and loan upsizes. We realized $(109.7) million in aggregate reductions in portfolio unpaid principal balance from loan repayments, paydowns, amortization and resolutions. See Note 3 — Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024
Other loan fundings	$12,236	$9,803
Deferred interest capitalized	417	91
Transfers in from loan related receivables(1)	413	—
Loan repayments	(102,989)	(240,145)
Loan write-offs	(19,786)	(44,580)
Total loan activity, net	$(109,709)	$(274,831)
______________________
(1)Transfers in from loan related receivables of $0.4 million included in loan write-offs during the three months ended September 30, 2025.
The following table details overall statistics for our loan portfolio as of September 30, 2025:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	44
Total loan commitments	$1,795,823
Unpaid principal balance	$1,720,198
Unfunded loan commitments	$75,625
Carrying value	$1,582,675
Weighted-average cash coupon(1)	S+3.61%
Weighted-average all-in yield(2)	S+3.92%
Stabilized LTV(3)	65.0%
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

The following table provides detail of our loan portfolio as of September 30, 2025:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$109.8	$107.9	$107.6	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	10/19	95.0	89.3	89.3	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)(10)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	12/18	78.0	70.5	70.6	S+3.90%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	10/22	77.3	77.3	77.2	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	06/19	76.8	76.5	76.2	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior(7)(10)	07/19	76.3	76.3	76.1	S+3.74%	S+4.32%	3.0	IL	Retail	70.0%	64.4%
Senior(9)	12/19	70.9	70.4	70.4	S+3.50%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	12/23	66.3	60.8	60.6	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior	07/22	54.1	51.6	51.0	S+2.78%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	06/21	53.0	47.8	47.7	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior	04/22	48.7	46.9	46.3	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	03/22	46.9	46.9	46.7	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	46.4	46.2	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	08/21	45.8	45.4	45.2	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	09/21	44.3	43.2	43.1	S+3.36%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	02/22	42.4	42.4	42.3	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior(8)	11/21	39.0	33.7	32.4	5.75%	3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	07/16	38.7	38.0	37.9	S+5.05%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	09/21	37.5	37.5	37.5	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	04/22	36.3	35.1	34.0	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior	03/20	34.9	24.4	24.3	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	11/21	33.1	33.0	33.0	S+3.13%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	08/19	32.9	31.3	31.2	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior	11/19	32.9	32.7	32.6	S+3.73%	S+3.14%	3.0	NC	Multifamily	80.0%	72.8%
Senior	03/19	29.9	29.5	29.5	S+2.97%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	04/22	29.1	27.6	27.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior(7)	01/18	28.9	26.9	26.9	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	03/22	27.2	26.7	26.6	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	10/21	25.7	25.7	25.6	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	12/21	24.7	17.1	17.0	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.6	23.4	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior(10)	05/21	23.3	20.4	20.4	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.0	20.4	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	18.8	18.8	18.7	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/21	16.7	14.2	14.2	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/19	15.6	13.5	13.5	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	15.5	15.5	15.5	S+6.21%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	08/17	15.4	15.4	15.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	14.0	14.1	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	13.0	13.0	13.0	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	06/19	11.4	10.8	10.8	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.4	6.8	6.8	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				$(130.9)
Total/Weighted Average Loans		$1,795.8	$1,720.2	$1,582.7	S+3.61%	S+3.92%	3.0			68.9%	65.0%
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
(7)Loan was held on nonaccrual status as of September 30, 2025.
(8)Completed a modification with an effective date of July 12, 2024, that included an adjustment in rate to a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%.

(9)Includes a $1.7 million unsecured note advanced to an existing borrower.
(10)As of September 30, 2025, the loan was in maturity default.
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
The map and charts below, weighted by carrying value, illustrate the geographic distribution and types of properties securing our loan portfolio as of September 30, 2025:

MN, 7.6%
NY, 8.5%
MA, 2.7%
CT, 3.6%
PA, 3.2%
NJ, 2.5%
OH, 0.8%
IL, 10.7%
IN, 0.8%
CA, 12.9%
CO, 0.8%
VA, 2.2%
NC, 3.5%
TN, 6.5%
AZ, 1.6%
AL, 1.9%
GA, 9.9%
TX, 17.3%
LA, 1.2%
FL, 1.1%
HI, 0.8%

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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of September 30, 2025, and December 31, 2024:

(dollars in thousands)	September 30, 2025			December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	6	$227,420	$225,999	6	$153,954	$152,382
2	12	424,760	420,745	17	652,450	645,333
3	20	720,218	688,405	20	676,745	645,811
4	3	151,535	137,793	4	169,867	155,757
5	3	196,265	109,733	7	453,318	298,365
Total	44	$1,720,198	$1,582,675	54	$2,106,334	$1,897,648
As of September 30, 2025, the weighted average risk rating of our loan portfolio was 2.8, versus 3.1 as of December 31, 2024, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December 31, 2024, is mainly a result of resolutions of two previously risk-rated “5” loans.
Risk-Rated “5” Loans
During the three months ended September 30, 2025, as part of our quarterly risk rating process, we downgraded one first mortgage loan with an aggregate outstanding principal balance of $26.9 million and secured by a hotel property to a risk rating of “5.” The loan is considered collateral dependent and has been placed on nonaccrual status as of September 30, 2025.
As of September 30, 2025, we had three loans that had a risk rating of “5” with an aggregate principal balance of $196.3 million, for which we recorded an allowance for credit losses of $86.5 million. These three loans were on nonaccrual status as of September 30, 2025. The performance of these assets, which include one office building, one retail property, and one hotel property, has been adversely affected to varying degrees by many factors, such as slower pace in leasing activity for office properties and other submarket dynamics, combined with a significant rise in interest rates contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property specific factors. These loans are considered collateral-dependent and have been placed on nonaccrual status as of September 30, 2025.
Other Portfolio Developments
During the three months ended September 30, 2025, we resolved a senior loan secured by a multifamily student housing property located in Louisville, KY, via a property sale. The loan was on nonaccrual status with an unpaid principal balance of $50.0 million and a risk-rating of “5.” As a result of the property sale, we recognized a write-off of $(19.4) million, which had been reserved for through a previously recorded allowance for credit losses of $22.6 million, resulting in a benefit from credit losses of $3.2 million.
During the three months ended September 30, 2025, we recognized a $3.4 million partial paydown on a nonaccrual loan secured by an office and retail property in Chicago, IL. The office portion of the property was sold, and the net sale proceeds were applied to the outstanding principal balance of the loan, which is now secured by the retail portion of the property. As of September 30, 2025, as a result of the partial paydown, we have reclassified the loan from office to retail, and the loan remained on nonaccrual status with a risk-rating of “5” and an unpaid principal balance of $76.3 million.

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
During the three months ended September 30, 2025, we completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of September 30, 2025, and December 31, 2024, the loan had a principal balance of $26.9 million and $25.2 million, respectively, and an amortized cost of $26.9 million and $25.1 million, respectively. The terms of the modification included, among other things, (i) a 2-month extension of the fully-extended maturity date to November 9, 2025, with one 6-month option to extend to May 9, 2026; and (ii) a $2.5 million upsizing of the total commitment of the loan, resulting in an aggregate $3.7 million upsizing of the total commitment when considering other modifications occurring during the twelve months ended September 30, 2025. Due to the uncertainty with respect to the collection of future principal and interest, the loan was deemed collateral dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2025.
During the twelve months ended September 30, 2025, we completed the modification of a senior loan secured by a hotel property located in Minneapolis, MN. As of September 30, 2025, and December 31, 2024, the loan had a principal balance of $37.5 million and $52.6 million, respectively, and an amortized cost of $37.5 million and $52.7 million, respectively. The terms of the modification included, among other things, (i) a 3-year extension of the fully-extended maturity date to May 9, 2028, with one 12-month option to extend to May 9, 2029; (ii) a restructuring of the loan into a $37.0 million senior note and a subordinate note that was immediately charged off; and (iii) an accrued pay spread. As a result of the modification, we recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses. The senior note was performing pursuant to its modified contractual terms as of September 30, 2025.
Portfolio Financing
As of September 30, 2025, our portfolio financing consisted of repurchase and secured credit facilities collateralized by loans held-for-investment and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 63.3% of portfolio loan-level financing as of September 30, 2025.
The following table details our portfolio loan-level financing as of September 30, 2025, and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
CRE CLOs	$677,084	$788,313
Secured credit facility	79,274	86,774
Total non-mark-to-market financing	756,358	875,087
Secured repurchase agreements (mark-to-market)	438,121	597,874
Total portfolio financing	$1,194,479	$1,472,961
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the asset-specific financing facility, the term financing facility, the secured credit facility and the CRE CLOs as of September 30, 2025, and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Loans held-for-investment	$1,530,482	$1,856,321
Real Estate Owned, net(1)	105,506	—
Restricted cash	—	8,018
Total	$1,635,988	$1,864,339
______________________
(1)As of September 30, 2025, real estate owned, net included $7.2 million in other assets and liabilities related to acquired leases.

Secured Repurchase Agreements
As of September 30, 2025, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.4 billion, which financed a portion of our loans held-for-investment and real estate owned. As of September 30, 2025, the weighted average borrowing rate on our repurchase facilities was 7.0%, the weighted average advance rate was 57.7%, and the term to maturity ranged from 60 days to approximately 1.0 year, with a weighted average remaining maturity of 0.8 years.
The table below details our secured repurchase facilities as of September 30, 2025:

	September 30, 2025
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	No	$52,464	$197,536	$250,000
JPMorgan Chase Bank(4)	July 28, 2026	No	313,170	133,821	446,991
Citibank	April 27, 2026	No	72,487	177,513	250,000
Total			$438,121	$508,870	$946,991
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of September 30, 2025.
(3)Collateral value includes real estate owned with a carrying value of $70.7 million.
(4)Collateral value includes real estate owned with a carrying value of $34.8 million.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At September 30, 2025, we held two CRE CLOs outstanding: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.7 billion of outstanding borrowings, financing 26 of our existing senior loan investments with an aggregate principal balance, inclusive of restricted cash, totaling $0.9 billion. As of September 30, 2025, our CRE CLOs financed 50.0% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.

The following table details our CRE CLO securitized debt obligations as of September 30, 2025:

(dollars in thousands)	September 30, 2025
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$464,927	$449,885	S+3.9%
Financing provided	359,163	358,716	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	394,703	387,140	S+3.5%
Financing provided	318,368	318,368	S+2.5%
Total
Collateral assets(4)	$859,630	$837,025	S+3.7%
Financing provided	$677,531	$677,084	S+2.2%
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
(2)No restricted cash is included as of September 30, 2025.
(3)No restricted cash is included as of September 30, 2025.
(4)No restricted cash is included as of September 30, 2025.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $79.3 million as of September 30, 2025, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2026.
The following table details the outstanding borrowings under our secured credit facility as of September 30, 2025:

(dollars in thousands)	September 30, 2025
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$153,906	$98,864	S+4.2%
Borrowings outstanding	79,274	79,274	S+5.8%
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

Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of September 30, 2025
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $6.9 million.	Unrestricted cash of $62.7 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $0.6 billion and (ii) 75.0% of net cash proceeds of equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $0.6 billion.
Tangible net worth of $0.7 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 69.5%; Total leverage ratio of 63.0%
Interest Coverage	Minimum interest coverage of no less than 1.2:1.0 from April 1, 2025, until and including December 31, 2025, and 1.3:1.0 thereafter.	Interest coverage of 1.3:1.0
We were in compliance with these financial covenants as of September 30, 2025.
Leverage Ratios
As of September 30, 2025, the total debt-to-equity ratio with respect to our loans held-for-investment was 1.9:1.0, and our recourse leverage ratio was 0.8:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of September 30, 2025, and December 31, 2024. The period-over-period decrease in our leverage ratios was mainly related to lower borrowings due to loan repayments and paydowns.

	September 30, 2025	December 31, 2024
Recourse leverage ratio(1)	0.8	1.0
Total leverage ratio(2)	1.9	2.2
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of September 30, 2025, 97.3% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in an amount of net floating rate exposure, subject to the impact of interest rate floors on certain of our floating rate loan investments, of $0.5 billion. As of September 30, 2025, 2.7% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating rate basis, which resulted in a negative correlation to elevated interest rates on that amount of our financing.
The following table details our loan portfolio’s net floating rate exposure as of September 30, 2025:

(in thousands)	Net Exposure
Floating rate assets(1)(2)	$1,673,519
Floating rate liabilities(1)(3)	1,194,926
Net floating rate exposure	$478,593
______________________
(1)As of September 30, 2025, all of our floating rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of September 30, 2025.
(3)Floating rate liabilities include our outstanding repurchase facilities, secured credit facility and CRE CLOs.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2025, and 2024. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$1,744,602	$32,739	7.5%	$1,866,782	$99,561	7.1%
Subordinated loans	13,047	267	8.2%	13,119	796	8.1%
Total loan interest income/net asset yield	$1,757,649	$33,006	7.5%	$1,879,901	$100,357	7.1%
Other - Interest on cash and cash equivalents		714			2,310
Total interest income		$33,720			$102,667
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,199,831	$22,543	7.5%	$1,299,133	$73,826	7.6%
Subordinated loans	9,077	192	8.5%	10,488	712	9.1%
Real estate owned	33,491	689	8.2%	27,218	1,748	8.6%
Total interest expense/cost of funds	$1,242,399	$23,424	7.5%	$1,336,839	$76,286	7.6%
Net interest income/spread		$10,296	—%		$26,381	(0.5%)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,449,251	$42,758	7.0%	$2,606,893	$141,062	7.2%
Subordinated loans	13,330	273	8.2%	13,398	816	8.1%
Total loan interest income/net asset yield	$2,462,581	$43,031	7.0%	$2,620,291	$141,878	7.2%
Other - Interest on cash and cash equivalents		$1,266			4,953
Total interest income		$44,297			$146,831
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,687,347	$36,341	8.6%	$1,827,853	$117,626	8.6%
Subordinated loans	11,358	298	10.5%	11,415	893	10.4%
Total interest expense/cost of funds	$1,698,705	$36,639	8.6%	$1,839,268	$118,519	8.6%
Net interest income/spread		$7,658	(1.6)%		$28,312	(1.4%)
______________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.

Factors Affecting Our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the availability and our cost of financing, the market value of our assets, the credit performance of our assets and the supply of, and demand for, commercial real estate loans, other commercial real estate debt instruments and other financial assets available for investment in the market and available as a source of refinancing of our assets. Our interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at a periodic interest income that yields a level rate of return over the loan term. Interest rates vary according to the type of loan or security, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers. We continue to monitor the effects on each of these factors in light of the continued volatility in global markets, driven by investor concerns over inflation, elevated interest rates and geopolitical uncertainty, and how they will affect our operating results.
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

Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended September 30, 2025, and June 30, 2025
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended September 30, 2025, and June 30, 2025:

(in thousands)	Three Months Ended
Income Statement Data:	September 30, 2025	June 30, 2025	Q3’25 vs Q2’25
Interest income:	(unaudited)
Loans held-for-investment	$33,006	$33,024	$(18)
Cash and cash equivalents	714	779	(65)
Total interest income	$33,720	$33,803	$(83)
Interest expense:
Repurchase facilities	$8,852	$10,590	$(1,738)
Securitized debt obligations	12,178	12,604	(426)
Secured credit facility	2,394	2,564	(170)
Total interest expense	23,424	25,758	(2,334)
Net interest income	$10,296	$8,045	$2,251
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
Interest Income
Interest income for the three months ended September 30, 2025, decreased to $33.7 million from $33.8 million for the three months ended June 30, 2025, mainly due to a lower average balance of our interest-earning assets as a result of loan repayments.
Interest Expense
Interest expense for the three months ended September 30, 2025, decreased to $23.4 million from $25.8 million for the three months ended June 30, 2025, mainly due to a lower average balance of our interest-bearing liabilities as a result of loan repayments and nonaccrual loan resolutions.
Benefit from (Provision for) Credit Losses
The following table presents the components of benefit from (provision for) credit losses for the three months ended September 30, 2025, and June 30, 2025:

(in thousands)	Three Months Ended
Benefit from (provision for) credit losses on:	September 30, 2025	June 30, 2025
Loans held-for-investment	$1,274	$(10,760)
Other liabilities	369	(224)
Total benefit from (provision for) credit losses	$1,643	$(10,984)
During the three months ended September 30, 2025, we recorded a benefit from credit losses of $1.6 million as compared to a provision for credit losses of $(11.0) million for the three months ended June 30, 2025. The decrease in the provision for credit losses was primarily driven by favorable changes to the macroeconomic assumptions employed in estimating the general CECL reserve.

Expenses
The following table presents the components of expenses for the three months ended September 30, 2025, and June 30, 2025:

	Three Months Ended
(dollars in thousands)	September 30, 2025	June 30, 2025
Compensation and benefits	$4,067	$5,718
Servicing expenses	862	817
Expenses from real estate owned operations	5,776	5,227
Other operating expenses	1,757	2,717
Total operating expenses	$12,462	$14,479
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	4.6%	6.2%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	4.0%	4.7%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits expenses for the three months ended September 30, 2025, decreased primarily due to lower non-cash equity compensation expense amortization as compared to the three months ended June 30, 2025. Servicing expenses for the three months ended September 30, 2025, modestly increased as compared to the three months ended June 30, 2025. Expenses from REO operations for the three months ended September 30, 2025, increased primarily due to a full quarter of operations on the REO assets held, as compared to the prior quarter. Other operating expenses decreased as compared to the prior quarter mainly due to lower diligence and legal fees. Our operating expense ratio, excluding REO, decreased during the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, mainly due to lower average equity and lower total operating expenses during the three months ended September 30, 2025.
Our GAAP net (loss) attributable to common stockholders was $(0.6) million (or $(0.01) per basic weighted average share) for the three months ended September 30, 2025, as compared to GAAP net (loss) attributable to common stockholders of $(17.0) million (or $(0.35) per basic weighted average share) for the three months ended June 30, 2025. The increase in GAAP results was primarily due to a benefit from credit losses of $1.6 million during the three months ended September 30, 2025, compared to a provision for credit losses of $(11.0) million during the three months ended June 30, 2025.
Comparison of the Nine Months Ended September 30, 2025, and September 30, 2024
Net Interest Income
The following table presents the components of interest income and interest expense for the nine months ended September 30, 2025, and September 30, 2024:

(in thousands)	Nine Months Ended September 30,
Income Statement Data:	2025	2024	Q3’25 vs Q3’24
Interest income:
Loans held-for-investment	$100,357	$141,878	$(41,521)
Cash and cash equivalents	2,310	4,953	(2,643)
Total interest income	$102,667	$146,831	$(44,164)
Interest expense:
Repurchase facilities	$31,327	$57,424	$(26,097)
Securitized debt obligations	37,462	52,939	(15,477)
Secured credit facility	7,497	8,156	(659)
Total interest expense	$76,286	$118,519	$(42,233)
Net interest income	$26,381	$28,312	$(1,931)
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

Interest Income
Interest income for the nine months ended September 30, 2025, decreased to $102.7 million from $146.8 million for the nine months ended September 30, 2024, mainly due to a lower average balance of our interest-earning assets and a decline in short-term interest rates.
Interest Expense
Interest expense for the nine months ended September 30, 2025, decreased to $76.3 million from $118.5 million for the nine months ended September 30, 2024, mainly due to a lower average balance on portfolio level financing and a decline in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the nine months ended September 30, 2025, and September 30, 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
(Provision for) benefit from credit losses on:
Loans held-for-investment	(11,679)	(164,436)
Other liabilities	(1,432)	217
Total (provision for) benefit from credit losses	$(13,111)	$(164,219)
During the nine months ended September 30, 2025, we recorded a provision for credit losses of $(13.1) million as compared to $(164.2) million during the nine months ended September 30, 2024. The decrease in the provision for credit losses was primarily driven by lower balances on nonaccrual loans that were individually assessed in accordance with ASU 2016-13 during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Expenses
The following table presents the components of expenses for the nine months ended September 30, 2025, and September 30, 2024:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Compensation and benefits	$15,556	$16,083
Servicing expenses	2,710	3,971
Expenses from real estate owned operations	15,507	8,822
Other operating expenses	7,477	8,695
Total operating expenses	$41,250	$37,571
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.7%	5.0%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	4.5%	3.9%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits and servicing expenses for the nine months ended September 30, 2025, decreased primarily due to lower non-cash equity compensation expense amortization as compared to the nine months ended September 30, 2024. Servicing expenses for the nine months ended September 30, 2025, decreased primarily due to a lower portfolio balance as compared to the nine months ended September 30, 2024. Expenses from real estate owned operations increased due to a higher average balance of REO assets held during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Other operating expenses decreased as compared to the nine months ended September 30, 2024, mainly due to lower expenses related to diligence fees, professional services and legal fees. Our operating expense ratio, excluding REO, increased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, mainly due to lower average equity.

Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of September 30, 2025, our capitalization included $1.2 billion of loan-level financing. Our loan-level financing as of September 30, 2025, is generally term-matched or matures in 2026, and includes $0.4 billion of secured repurchase agreements, $0.7 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $79.3 million term-matched and non-mark-to-market secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations and Note 6 – Secured Financing Agreements to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations and our secured financing facilities, respectively.
Leverage
From December 31, 2024, to September 30, 2025, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.2:1.0 to 1.9:1.0 mainly due to a reduction in outstanding debt. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of September 30, 2025:

(in thousands)	September 30, 2025
Cash and cash equivalents	$62,690
Approved but unused borrowing capacity on financing facilities	—
Total	$62,690
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $1.2 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, and secured credit facility; $75.6 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders, which are at the discretion of our board of directors.
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
The following table provides the maturities of our repurchase facilities, secured credit facility and securitized debt obligations, as of September 30, 2025, and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Within one year	$1,176,651	$1,279,702
One to three years	17,828	156,607
Three to five years	—	36,652
Total	$1,194,479	$1,472,961
Cash Flows
For the nine months ended September 30, 2025, our restricted and unrestricted cash and cash equivalents balance decreased approximately $40.6 million, to $73.9 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the nine months ended September 30, 2025, operating activities decreased our cash balances by approximately $0.5 million, primarily driven by net interest income and REO revenues, partially offset by operating expenses and REO expenses.
•Cash flows from investing activities. For the nine months ended September 30, 2025, investing activities increased our cash balances by approximately $266.0 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the nine months ended September 30, 2025, financing activities decreased our cash balances by approximately $306.1 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations.
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

Inflation
Nearly all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to the inflationary pressures, in 2022 and 2023, the Federal Reserve increased its benchmark overnight interest rates. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024 and the third quarter of 2025, they remain at elevated levels. Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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
In response to inflationary pressures, the Federal Reserve raised its benchmark overnight interest rates on multiple occasions in 2022 and 2023. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024 and the third quarter of 2025, they remain high and how long they will remain at elevated levels remains uncertain. These higher interest rates have increased our interest expense, which may not be fully offset by any increases in interest income. In addition, these higher benchmark interest rates have increased our borrowers’ interest payments, adversely affected commercial real estate property values and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, which has resulted, and may continue to result, in us realizing losses on our investments.
As of September 30, 2025, approximately 97.3% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 2.7% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2025. All changes in value are measured as the change from our September 30, 2025, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$536	$286	$(297)	$(595)
Repurchase facilities	(179)	(91)	91	182
Securitized debt obligations	(282)	(141)	282	282
Secured financing facility	(33)	(16)	17	33
Total net assets	$42	$38	$93	$(98)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(1,388)	$(1,102)	$1,353	$2,706
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2025. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
•Tanuja M. Dehne, one of the Company’s independent directors, adopted a Rule 10b5-1 trading arrangement on August 18, 2025, that provides for the sale of 25% of the shares to be issued to her when her currently outstanding RSUs vest on June 5, 2026. Ms. Dehne intends to use the proceeds of this sale to satisfy the tax obligations she will incur in conjunction with the RSUs’ vesting.
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

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2025, filed with the SEC on November 5, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
+    Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 5, 2025	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 5, 2025	By:	/s/ Blake N. Johnson
Blake N. Johnson Chief Financial Officer (Principal Accounting and Financial Officer)