Form 10-K
period 2025-12-31
Granite Point Mortgage Trust Inc.
filed 2026-03-02
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38124
GRANITE POINT MORTGAGE TRUST INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1843143
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

1114 Avenue of the Americas, Suite 3020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $109.6 million based on the closing sale price as reported on the NYSE on that date.
As of February 20, 2026, there were 47,563,643 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

GRANITE POINT MORTGAGE TRUST INC.
2025 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “outlook,” “potential,” “continue,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical facts or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and estimates are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that managements expectations, beliefs and estimates will prove to be correct or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K for the year ended December 31, 2025, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
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
•inflationary trends which have led to higher interest rates and increased market volatility;
•reduced demand for office space, including as a result of hybrid work schedules that allow work from remote locations other than the employer's office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers abilities to manage and stabilize properties;
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
From time to time, we may also directly originate and invest in mezzanine loans, subordinated mortgage interests (sometimes referred to as a B-note) and other real estate securities. We may also invest in preferred equity investments, unsecured notes and other investments that are subordinated or otherwise junior in an issuer’s capital structure, that involve privately negotiated structures. The only securities we currently own are the retained interests from our securitization financing transactions. Our investment objective is to generate attractive, risk-adjusted returns for our stockholders over the long term, primarily through dividends, and to preserve our stockholders’ capital through business cycles. We believe that the stability of our capital base is important to our ability to invest in assets that generate attractive returns on an ongoing basis. We intend to achieve these objectives by further growing our already well-diversified investment portfolio over the long term and actively managing the various risks associated with our business strategy.
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

Our Loan Portfolio
As of December 31, 2025, our loan portfolio consisted of 43 commercial real estate loan investments with an aggregate principal balance of $1.7 billion and an additional $0.1 billion of future funding obligations. As of December 31, 2025, 97.2% of our loan portfolio by principal balance earned a floating rate of interest. The table below details overall statistics of our portfolio as of December 31, 2025:

(dollars in thousands)
Type	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon (2)	Yield (3)	Original Term (Years)	Initial LTV (4)	Stabilized LTV (5)
Senior loans (1)	$1,754,416	$1,677,017	$1,524,803	S+3.62%	S+3.93%	3.0	69.0%	65.2%
Subordinated loans	12,950	12,950	12,929	8.00%	8.11%	10.0	41.4%	36.2%
Total/Wtd. Avg.	$1,767,366	$1,689,967	$1,537,732	S+3.62%	S+3.93%	3.0	68.8%	65.0%
____________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans or other investments.
(2)Cash coupon does not include origination or exit fees. Weighted average cash coupon excludes fixed rate loans.
(3)Yield includes net origination fees and exit fees, but does not include future fundings, and is expressed as a monthly equivalent. Weighted average yield excludes fixed rate loans.
(4)Initial loan-to-value ratio, or initial LTV, is calculated as the initial loan amount (plus any financing that is pari passu with or senior to such loan) divided by the as-is appraised value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) as of the date the loan was originated set forth in the original appraisal.
(5)Stabilized loan-to-value ratio, or stabilized LTV, is calculated as the fully funded loan amount (plus any financing that is pari passu with or senior to such loan), including all contractually provided for future fundings, divided by the as-stabilized value (as determined in conformance with USPAP) set forth in the original appraisal. As-stabilized value may be based on certain assumptions, such as future construction completion, projected re-tenanting, payment of tenant improvement or leasing commissions allowances or free or abated rent periods, or increased tenant occupancies.

The map and charts below, weighted by amortized cost and carrying value, respectively, illustrate the geographic distribution and types of properties securing our loan portfolio as of December 31, 2025:

MN, 7.8%
NY, 8.8%
MA, 2.8%
CT, 3.7%
PA, 3.3%
NJ, 2.5%
OH, 0.8%
IL, 10.9%
IN, 0.8%
CA, 12.8%
CO, 0.8%
VA, 2.2%
NC, 1.6%
TN, 6.6%
AZ, 1.6%
GA, 10.1%
AL, 2.1%
TX, 17.7%
LA, 1.2%
FL, 1.1%
HI, 0.8%

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
As of December 31, 2025, we had repurchase and secured credit financing facilities in place to finance loans held-for-investment asset with an aggregate maximum borrowing capacity of $1.1 billion.
We also finance pools of commercial real estate loans through CRE CLOs, which are consolidated on our financial statements. As of December 31, 2025, the outstanding amount due on securitized debt obligations was $0.6 billion.
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
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from the Investment Company Act, we may engage in a variety of hedging transactions that seek to mitigate the effects of fluctuations in interest rates or currencies and their effects on our cash flows. These hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. We expect these instruments would allow us to reduce, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our investments and to reduce the impact of changing interest rates on our earnings. To date, we have not engaged in any hedging transactions.
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
•not more than 25% of our equity capital will be invested in any individual asset without the prior approval of our board of directors;
•any investment in excess of $300 million in an individual asset requires the prior approval of our board of directors; and
•until appropriate investments in our target investments are identified, we may invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, and corporate bonds, subject to the requirements for our qualification as a REIT under the Code.
These investment guidelines may be changed from time-to-time by our board of directors without our stockholders’ consent, but we expect to disclose any material changes to our investment guidelines in the periodic quarterly and annual reports that we file with the Securities and Exchange Commission, or the SEC. We are not subject to any limits or proportions under our investment guidelines with respect to the mix of target investments that we originate or acquire other than as necessary to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the Investment Company Act.
Competition
We are engaged in a competitive business. Our net income depends, in part, on our ability to originate or acquire investments at favorable credit spreads over our borrowing costs. In our lending and investment activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several competitors that have raised significant amounts of capital may have investment objectives and strategies that overlap with ours, which may create additional competition for lending and investment opportunities.
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
For additional information concerning these competitive risks, see “Risk Factors — Risks Related to our Lending and Investment Activities — We operate in a competitive market for investment opportunities, and competition may limit our ability to originate or acquire our target investments and could also affect the pricing of these investments” in Item 1A of this Annual Report on Form 10-K.
Human Capital
Our team of talented employees is fundamental to our success. As of December 31, 2025, we employed 28 full-time employees, all of whom are and based out of one of our two primary office locations in New York, New York, and Saint Louis Park, Minnesota.
We are committed to fostering a positive work environment and culture where our employees can grow professionally and contribute to the Company’s success. Our core values of excellence, responsibility, integrity and respect also guide us in building and maintaining fruitful, long-term relationships with our various internal and external stakeholders, including our employees. The following sections highlight the ways we support our team members.
Health, Safety and Security in the Workplace
We strive to provide our employees with a safe and healthy work environment free from hazards, violence and threatening behavior. We monitor external threats, such as public health risks or civil unrest, and adjust our safety measures, policies and practices as needed to help protect our employees. Our policies prohibit violent conduct, firearms and drugs, alcohol, and tobacco in the workplace. All personnel have an obligation to report all workplace accidents, injuries and unsafe equipment, practices or conditions.
Employee Engagement
To assess employee engagement and satisfaction, we conduct an annual employee survey and use the results to identify opportunities to enhance our work environment, culture, and benefits. Each year, more than 85% of our team members have completed this survey.
Professional Development
We encourage the ongoing professional development of our employees through attendance at industry conferences and events, continuing education classes or workshops, certification and licensure support, and role-specific training and development opportunities. We also offer our employees tuition reimbursement for qualifying undergraduate or graduate course work. In addition, we are committed to fostering career growth by promoting employees from within when appropriate.
We also support our employees’ development in their roles through annual performance reviews, and we encourage regular dialogue and interactions between employees and their supervisor and senior leadership.
Inclusion and Belonging
We are dedicated to promoting a work environment that:
•is free from discrimination, harassment or retaliation because of race, color, ethnicity, creed, religion, national origin, sex, sexual orientation (including transgender status, gender identity or expression), pregnancy (including childbirth, lactation or related conditions), marital status, disability, public assistance, age, familial status, genetic information, local commissions activity, veteran status, uniformed service member status, or any other status protected by federal, state or local laws;
•provides fair treatment and mutual respect to all employees;
•is inclusive and embraces individual differences;
•provides equal employment opportunities based on ability, performance and potential;
•considers flexible work practices, benefits and policies to support employees and their changing needs; and
•is committed to the attraction, retention and development of talented, energetic and committed people.
We promote this work environment and culture in part through policies that provide for equal employment opportunities, equal pay, disability accommodation, religious accommodation, parental and other family leave, and accommodations for nursing mothers, as well as detailed prohibitions against sexual harassment and other forms of workplace harassment. In addition, all officers and employees annually receive mandatory third-party training on anti-harassment and inclusion and belonging in the workplace.
Compensation and Benefits
We provide a comprehensive suite of compensation and benefits designed to support our employees’ well-being, which includes:
•competitive compensation packages consisting of salaries, cash bonuses, merit increases and stock-based compensation for eligible employees;
•company-paid medical and dental insurance benefits for our full-time employees and their families;
•savings and investment programs, including a 401(k) plan with company contributions and health savings accounts with company contributions;

•physical and mental health and wellness resources, such as, a gym reimbursement program, gym discount program, fitness rewards program, free subscriptions to a mental health and meditation app, and an employee assistance program;
•generous paid time off, ten company holidays and leave policies, including gender-neutral parental leave; and
•flexible/hybrid work model, where employees may work remotely up to two days a week.
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
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC, staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat commercial mortgage-backed securities, or CMBS, B-notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses, as real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act.
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
•Natural disasters, such as hurricanes, earthquakes, wildfires and floods, including climate change-related risks; acts of war and terrorism; pandemics or outbreaks of infectious disease; and other events that can markedly impact financial markets may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments.
•The economic impact of escalating geopolitical and global trade tensions, including the adoption or expansion of economic sanctions or trade restrictions, could adversely affect the real estate securing our investments.
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
We invest primarily in debt investments in or relating to commercial real estate assets. Deterioration of real estate fundamentals generally, and in the United States in particular, has increased the default risk applicable to borrowers, made it relatively more difficult for us to generate attractive risk-adjusted returns and continues to negatively impact our performance. Changes in general economic conditions have affected the creditworthiness of borrowers and the value of underlying real estate collateral relating to our investments. Such changes have included, and may in the future include, economic and/or market fluctuations, reduced demand for office properties as a result of remote working arrangements, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, evictions and/or foreclosures, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations, political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy that depress travel activity, escalating geopolitical and global trade tensions, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers businesses and the value of the properties securing our investments. We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any future declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a competitive market for investment opportunities, and competition may limit our ability to originate or acquire our target investments and could also affect the pricing of these investments.
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
As a result of this competition, desirable loans and investments in our target investments may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time. We can provide no assurance that we will be able to identify and originate loans or make investments that are consistent with our investment objectives. We cannot assure that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any current relationships with such parties will continue (whether on currently applicable terms or otherwise) or that we will be able to establish relationships with other such persons in the future if desired and on terms favorable to us.
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
Long-term macroeconomic effects from a severe public health event, pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate have had and could in the future have an adverse impact on our portfolio, which includes loans collateralized by office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionately affect certain asset classes and geographic areas. For example, many businesses permit employees to work from remote locations and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which have had and could continue to have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in assets secured by office or hotel properties. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments.
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
The due diligence process that we undertake with regard to investment opportunities may not reveal all facts that may affect an investment, and if we incorrectly evaluate the risks of our investments, we may experience losses.
Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, we may be required to evaluate important and complex issues, including, but not limited to, those related to business, financial, tax, accounting, environmental and legal and regulatory and macroeconomic trends. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and we may not identify or foresee future developments that could have a material adverse effect on an investment. In addition, selecting and evaluating material due diligence matters is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by us or a third-party specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other commercial real estate debt investors or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. Relying on the resources available to us, we evaluate our potential investments based on criteria we deem appropriate for the relevant investment. Our loss estimates may not prove accurate, as actual results may vary from estimates. If we underestimate the asset-level losses, we may be required to recognize an impairment and/or realize losses with respect to such investment.
Moreover, our investment analyses and decisions may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to us at the time of making an investment decision may be limited, and we may not have access to detailed information regarding such investment. Further, some matters covered by our diligence are continuously evolving from an assessment, regulatory and compliance standpoint, and we may not accurately or fully anticipate such evolution.
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
In light of our investment strategy and the need to be able to invest capital quickly to capitalize on potential investment opportunities, we may from time to time maintain cash pending deployment into investments, which may at times be significant. Such cash may be held in an account of ours for the benefit of stockholders or may be invested in money market accounts or other similar temporary investments. While the duration of such holding period is expected to be relatively short, in the event we are unable to find suitable investments, such cash positions may be maintained for longer periods. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and such low-interest payments on the temporarily invested cash may adversely affect our financial performance and returns to investors.
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
•property location and condition;
•competition from similar properties;
•changes in national, regional or local economic conditions, real estate values, or rental or occupancy rates;
•remote working arrangements and the subsequent effect on demand for commercial real estate, particularly office properties;
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
The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications, extensions and/or restructurings.
The success of our investment strategy depends, in part, on our ability to effectuate, when appropriate, loan modifications, extensions and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications, extensions and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges.
Further, such loan modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, replacement “takeout” financing will not be available. Additionally, such loan modifications have resulted and may in the future result in us assuming legal title, physical possession or control of the underlying collateral property through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-making at the underlying collateral property. See “ — Risks Related to Our Lending and Investment Activities — Taking title to properties securing loan investments, including via foreclosure, can result in losses that harm our results of operations and financial condition and — As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”
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
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan, and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even if the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower’s debt. See “ — Risks Related to Our Lending and Investment Activities — Financial or operating difficulties of our borrowers may result in our being subject to bankruptcy proceedings.” Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value.
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
We are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are potentially subject to the costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, and to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of the continued prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), terrorist attacks, war, pandemic or other public health events and other events that are beyond our control, and various uninsured or uninsurable risks. Because landlord claims for future rent are capped under bankruptcy laws, tenants in our properties may be incentivized to enter bankruptcy proceedings for the purpose of rejecting leases at our properties and reducing liability thereunder. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. In addition, if we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, we will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
Further, ownership of real estate assets may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of real estate may create liabilities that did not exist at the time we became the owner of such real estate. Even in cases where we are indemnified against certain liabilities arising out of violations of laws and regulations, including environmental laws and regulations, there can be no assurance as to the financial viability of a third party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
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
While ASU 2016-13 does not require any particular method for determining CECL reserves, it does specify that reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining the CECL reserves may differ from the methodologies employed by other companies, our CECL reserves may not be comparable with the CECL reserves reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the Generally Accepted Accounting Principles, or GAAP, principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loan investments secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. A substantial portion of our loan investments are secured by office space and similar commercial real estate. This sector has over the past few years been negatively affected by certain macroeconomic factors, such as the continued prevalence of remote work. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loan investments. In addition, there can be no assurance that any loan modification or restructuring will not result in a substantial write-off of the principal of such loan, debt securities or other interests. If we are required to materially increase our CECL reserves for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
To the extent that our financing costs are determined by reference to floating rates, such as the Secured Overnight Financing Rate, or SOFR, or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In response to inflationary pressures, the Federal Reserve raised benchmark overnight interest rates on multiple occasions in 2022 and 2023. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024 and second half of 2025, they remain at elevated levels. These increased rates have increased borrowers interest payments, adversely affected commercial real estate property values and for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, as well as losses on our investments.
In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and/or in-the-money floors that may limit the growth of our interest income until interest rates rise above such floors or loans with such floors are repaid or refinanced and may not compensate for such increase in interest expense. Any such increases would also increase our borrowers interest payments and, for certain borrowers, may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values. Similarly, in a period of declining interest rates, our interest income on floating rate investments would generally decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income; however, floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations, interest coverage ratio and financial condition.
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

We borrow funds under repurchase facilities and other financing arrangements with various counterparties. The documents that govern these financing arrangements and the related guarantees contain, and additional lending facilities may contain, affirmative and negative covenants, including financial covenants that may restrict our flexibility to determine our operating policies and investment strategy. For instance, these financing arrangements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are, and in the future may also be, subject to cross-default and acceleration rights in our other debt arrangements. Further, these covenants could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. These financing arrangements also grant certain consent rights to the lenders thereunder, which give them the right to consent to certain modifications to the financed collateral and could limit our ability to manage a financed investment in a way that we think would provide the best outcome for our stockholders.
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
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances (including securitizations, like our CRE CLOs) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase facilities on acceptable terms or at all. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including the market’s view of the quality of our investments, the market’s perception of our growth potential, our current and potential future earnings and cash dividends, any credit ratings we or our corporate debt may receive from major rating agencies, the prevailing interest rates being paid by other companies that investors consider to be comparable to us and the market price of our securities.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by our potential lenders not to extend credit.
An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates.
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
Our counterparties for critical financial relationships may include both domestic and international financial institutions. These institutions could be severely impacted by credit market turmoil, changes in legislation, or allegations of civil or criminal wrongdoing and may as a result experience financial or other pressures. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. If any of our counterparties were to limit or cease operation, it could lead to financial losses for us.
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
We attempt to structure our financing such that we minimize the variability between the interest rate of our investments and the interest rate of our financing — financing floating-rate investments with floating-rate financing and fixed-rate investments with fixed-rate financing. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed-rate investments, we may finance such investments with floating-rate financing, but effectively convert all or a portion of the attendant financing to fixed rate using hedging strategies.
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
The inability to securitize our investments may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual investments in which we do not sell interests may be riskier and more likely to experience losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have been, and may in the future be, required to purchase and retain certain interests in a securitization into which we sell investments and/or, when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with the securitization of investments. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of securitizations.
Risks Related to Our Company and Structure
Our ability to retain and attract key personnel is critical to our success.
Our success depends on our ability to retain our senior management and other key members of our team and to recruit additional qualified personnel as needed. Many members of our senior management team have a history of working together that predates the Company’s inception, and any loss of talent from that group could be disruptive to their effective functioning. Additionally, the size of our employee base (28 employees as of December 31, 2025, inclusive of the senior management group) means that we have limited overlap in roles such that any degree of attrition could challenge operations. Many of these roles are highly specialized and specific to our industry, making them difficult to source. We have also found that the marketplace for talent has become increasingly competitive and costly across seniority levels and job categories as unemployment rates remain low.
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
Our operations are highly dependent on our information systems and technology, which are provided and maintained by an outsourced information technology vendor, and we rely heavily on our financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are subject to cyberattacks, including ransomware attacks and social engineering, such as phishing, smishing and vishing, which are continually evolving and will likely continue to increase in sophistication and frequency in the future. Moreover, remote working, including pursuant to our hybrid work model, may be less secure and more susceptible to cyberattacks. Attacks on us and our service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information; destroy data; disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code; or divert or steal funds, including by wire fraud and other nefarious means.
Cybersecurity incidents and cyberattacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. There have also been a number of cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties. We and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect us. For example, our information and technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches; computer viruses or other malicious code; network failures; computer and telecommunication failures; infiltration by unauthorized persons and other security breaches; usage errors by their respective professionals or service providers; power, communications or other service outages; and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cybercriminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we hold confidential and sensitive information. As a result, we may face the risk of security breaches or disruptions with respect to this information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact of an attack.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information and material nonpublic information. Although we have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems.
We do not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to us. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information, material nonpublic information and the intellectual property and trade secrets and other sensitive information in our possession. We could be required to make a significant investment to remedy the effects of any such failures, harm to our reputation, legal claims that we may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.
Even if we are not targeted directly, cyberattacks on governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.
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
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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
We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include mortgage loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior mortgage loans for the purposes of the Investment Company Act. We treat CMBS, B-notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses as real estate-related assets. We note that the SEC staff’s prior no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than 20 years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and, as a result, we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain our exclusion from the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.
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
Nonbank companies are generally required to hold licenses in a number of U.S. states to conduct lending and other related activities. State licensing statutes vary from state to state and may prescribe or impose various recordkeeping requirements; restrictions on loan origination, acquisition, enforcement and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; and restrictions on advertising. Obtaining and maintaining licenses cause us to incur expenses, and failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.
Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations (including laws and regulations having the effect of exempting REITs from the Investment Company Act) and any failure by us to comply with these laws or regulations could adversely affect our business.
We are subject to laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices; negatively impact our operations, cash flow or financial condition; impose additional costs on us or otherwise adversely affect our business.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
Changing rules, regulations and stakeholder expectations regarding corporate governance and public disclosure matters have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Statements about any initiatives and goals related to environmental, social and governance, or ESG, matters we undertake, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Some investors who use ESG-related factors to guide their investment strategies may find our initiatives or disclosure lacking and choose not to invest in our company.
On the other hand, in recent years some governmental entities in the U.S. and certain investor constituencies have objected to ESG initiatives. Several U.S. states and Congress have proposed or enacted policies or legislation opposing ESG initiatives or have issued related legal opinions. Any policies, legislation, initiatives, litigation, legal opinions, and scrutiny opposing ESG initiatives could result in our Company facing additional compliance obligations, becoming the subject of investigation and enforcement actions, or sustaining reputational harm.
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
The issuance of additional shares of our common stock, including in connection with our outstanding 7.00% Series A Fixed-to-Floating Cumulative Redeemable Preferred Stock, or our Series A Preferred Stock, or in connection with other future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we decide to issue debt or equity securities that rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the shares of our common stock. Therefore, holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.
Provisions of our charter and amended and restated bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of Maryland law and our charter and amended and restated bylaws discussed below could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then-current market price.
Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 450,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2025, under our charter, 11,500,000 of the authorized shares of preferred stock are classified as our Series A Preferred Stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to the issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price.
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
Maryland takeover statutes. Certain provisions of the Maryland General Corporation Law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the Maryland Business Combination Act, which, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder.
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
Risks Related to Our REIT Status and Certain Other Tax Items
We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of at least 90% of our net taxable income in such year, subject to certain adjustments. Although we intend to make regular quarterly distributions to holders of our common stock and we currently expect to distribute at least 90% of our net taxable income to our stockholders on an annual basis, we have not established a minimum distribution payment level, and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, gain from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Also, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements or is generated by assets that do not meet the asset test requirements which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax on such return. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets. In addition, our TRS is subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.
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
Under current law, REIT dividends (other than capital gain dividends and qualified dividends) received by non-corporate taxpayers may be eligible for a 20% deduction which, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.
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

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash, or between the recognition of a taxable deduction and the actual payment of cash, may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, which is referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required, under the terms of indebtedness that we incur, to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.
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
Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to “excess inclusion income.” In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to pay the tax on any “excess inclusion income” ourselves. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
In order to control better, and to attempt to avoid, any distribution of “excess inclusion income” to our stockholders, a subsidiary REIT of ours currently owns 100% of the equity interests in each taxable mortgage pool created by our securitizations. While we believe that we have structured our securitizations such that the above taxes would not apply to our stockholders with respect to taxable mortgage pools held by our subsidiary REIT, our subsidiary REIT is in part owned by a TRS of ours, which will pay corporate-level tax on any income that it may be allocated from the subsidiary REIT. In addition, our subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, stockholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then (i) our subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.
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

Item 2. Properties
Our corporate headquarters is located in sub-leased office space at 1114 Avenue of the Americas, Suite 3020, New York, New York 10036. We also lease office facilities in St. Louis Park, Minnesota. We consider these facilities to be suitable and adequate for the management and operations of our business.
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
Our common stock is listed on the NYSE under the symbol “GPMT.” On February 20, 2026, the closing price of our common stock, as reported on the NYSE, was $1.72 per share.
Holders
As of February 20, 2026, there were 147 registered holders of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
The following table presents cash dividends declared on our common stock since 2024:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
December 17, 2025	December 30, 2025	January 15, 2026	$0.05
September 17, 2025	October 1, 2025	October 15, 2025	$0.05
June 17, 2025	July 1, 2025	July 15, 2025	$0.05
March 13, 2025	April 1, 2025	April 15, 2025	$0.05
			$0.20
2024
December 19, 2024	December 31, 2024	January 15, 2025	$0.05
September 20, 2024	October 1, 2024	October 15, 2024	$0.05
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.30

Performance Graph
The following graph compares the stockholder’s cumulative total return on our common stock, assuming $100 invested at December 31, 2020, with all quarterly reinvestment of dividends before consideration of income taxes and without the payment of any commissions, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the FTSE NAREIT Mortgage REITs Index. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Granite Point Mortgage Trust Inc.,
S&P 500 and FTSE NAREIT Mortgage REITs Index

225
200
175
150
125
100
75
50
25
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Granite Point Mortgage Trust Inc.
S&P 500
FTSE NAREIT Mortgage REITs Index

Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Granite Point Mortgage Trust Inc.	$100.00	$126.65	$65.55	$84.31	$43.01	$39.92
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
FTSE NAREIT Mortgage REITs Index	$100.00	$115.56	$85.11	$98.04	$98.25	$114.12

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On September 20, 2024, we announced that our board of directors had amended our share repurchase program to authorize the repurchase of an additional 3,000,000 shares of our common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of our common stock, inclusive of amounts previously authorized. Our share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.
During the year ended December 31, 2025, under our share repurchase program, we repurchased 2,128,784 shares of our common stock at a weighted average purchase price of $2.63 per share for an aggregate purchase price of $5.7 million. During the three months ended December 31, 2025, we did not repurchase any shares of our common stock. As of December 31, 2025, there remained 2,636,461 shares authorized for repurchase under our share repurchase program.
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
This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Recent Developments
Macroeconomic Environment
The year ended December 31, 2025, was characterized by continued volatility in the global securities markets. Volatility was likely driven by investor concerns over tariffs, inflation, interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. During the year, financial institutions were affected by certain events which also contributed to global markets volatility, diminished liquidity and credit availability.
During 2025, the Federal Reserve reduced interest rates three times by 25 basis points, although the timing, direction and extent of any future interest rate changes remain uncertain and interest rates remained at an elevated level. Absent other factors, our business model is such that higher interest rates should generally correlate to higher net interest income. However, interest rates have remained elevated for an extended period of time, adversely affecting our existing borrowers and the cost of financing their properties. Continued higher interest rates may further impact our borrowers and lead to non-performance, as well as dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Higher interest rates have adversely impacted, and may continue to adversely impact, commercial real estate property values. It remains difficult to predict the full impact of recent events, interest rate fluctuation, and inflation on macroeconomic conditions and our business.
During the past year, the U.S. presidential administration initiated significant changes to U.S. tariff policy, with the specific policies changing multiple times. The announcements of these changes had and continue to have global repercussions, causing capital market uncertainty worldwide. The impact from these changes to U.S. trade policy on commercial real estate remains uncertain, and it is challenging to predict the impact on our business. Tariffs have had and could continue to have an inflationary effect, slow economic growth, result in rising interest rates, and increase unemployment, all of which could decrease demand for commercial space, and the attractiveness of commercial real estate to investors.
Office Property Market
The office property market has experienced higher vacancies, slower leasing activity, and tenant reevaluation of space needs since early 2020, largely due to remote and hybrid work arrangements. These factors coupled with tariffs, inflation, elevated interest rates and limited market liquidity have created a high level of uncertainty with respect to property values. These dynamics have stressed certain borrowers’ ability and willingness to support their properties and perform in accordance with their loan terms. Given this uncertainty, it remains difficult to predict the effect these challenging conditions may have on the office property market, our borrowers, their performance under the terms of our loans secured by office properties and our financial results.

2025 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(55.6) million, or $(1.16) per basic common share.
•Generated Distributable Earnings (Loss) to common stockholders of $(94.6) million, or $(1.98) per basic common share, which includes $(80.5) million in write-offs, $0.4 million in recoveries of amounts previously written off and $(7.6) million of accumulated depreciation and amortization related to an REO sale, and excludes the $(27.5) million in provision for credit losses, $(6.6) million of non-cash equity compensation expense, $(7.8) million of non-cash depreciation and amortization on REO and $(6.8) million of impairment loss on REO.
•Generated Distributable Earnings (Loss) Before Realized Gains and Losses to common stockholders of $(7.2) million, or $(0.15) per basic common share.
•Recorded a decrease to the allowance for credit losses of $(52.6) million, for a total allowance of credit losses of $148.4 million, or approximately 8.4% of total loan commitments of $1.8 billion at December 31, 2025.
•Book value per share of common stock at December 31, 2025, was $7.29, inclusive of $(3.12) per basic common share of total CECL reserve.
•Declared common stock dividends of $10.4 million, or $0.20 per basic common share, and preferred dividends of $14.4 million, or $1.75 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Realized $(468.7) million in aggregate reductions in unpaid principal balance from loan repayments, principal paydowns, principal amortization, cost recoveries and resolutions including write-offs.
•Funded $50.7 million of prior loan commitments, upsizes, deferred capitalized interest and other investments in loans held-for-investment.
•Resolved a senior loan secured by an office property located in Boston, MA, with a $26.1 million unpaid principal balance via short sale of collateral property to a third party and discounted loan payoff.
•Resolved a senior loan secured by a mixed-use office and retail property located in Baton Rouge, LA, with a $79.3 million unpaid principal balance via property sale.
•Resolved through modification a senior loan secured by a hotel property located in Minneapolis, MN, restructuring the loan into an accruing $37.0 million senior note and a subordinate note that was immediately charged off.
•Resolved a senior loan secured by a student housing property located in Louisville, KY, with a $50.0 million unpaid principal balance via property sale.
•Acquired through a negotiated deed-in-lieu of foreclosure the title to an office property located in Miami Beach, FL, with a carrying value at closing of $72.5 million.
•Sold one office property located in Phoenix, AZ, for a net sales price of $16.7 million, which resulted in a gain on sale of $0.3 million, or $0.01 per basic share.
•Maintained a portfolio of 43 loan investments with an aggregate unpaid principal balance of $1.7 billion and total commitments of $1.8 billion, a weighted average stabilized LTV at origination of 65.0%, and a weighted average all-in yield at origination of Standard Overnight Financing Rate, or SOFR, of S+3.93%.
Corporate Financing Activity:
•Repurchased 2,128,784 shares of common stock at a weighted average purchase price of $2.63 for an aggregate purchase amount of $5.7 million.
•Extended the Citibank financing facility to April 27, 2026, and adjusted the facility’s maximum capacity to $250.0 million.
•Extended the Morgan Stanley financing facility to June 28, 2026.
•Extended the JPMorgan financing facility to July 28, 2026.
•Extended the secured credit facility to December 21, 2026, and reduced the financing spread by 75 basis points and borrowings by $15.0 million.
•Refinanced an REO asset with a first mortgage loan payable of $18.0 million.
Liquidity:
•At December 31, 2025, carried unrestricted cash of $66.0 million, a portion of which is subject to certain liquidity covenants, and restricted cash of $14.1 million.

Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the year ended December 31, 2025, we recorded a GAAP net (loss) per basic common share of $(1.16), declared cash dividends of $0.20 per share of common stock and reported Distributable (Loss) of $(1.98) per basic common share. Our book value as of December 31, 2025, was $7.29 per share of common stock, inclusive of $(3.12) per share of total CECL reserves.
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
(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
(in thousands, except share data)	2025	2024
Net (loss) attributable to common stockholders	$(55,553)	$(221,452)
Basic and diluted weighted average common shares outstanding	47,870,235	50,423,243
Basic (loss) per weighted average common share	$(1.16)	$(4.39)
Diluted (loss) per weighted average common share	$(1.16)	$(4.39)
Dividend declared per common share	$0.20	$0.30
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
While Distributable Earnings (Loss) excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings (Loss) if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings (Loss) will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the years ended December 31, 2025, and 2024, we recorded a provision for credit losses of $(27.5) million and $(201.4) million, respectively, which has been excluded from Distributable Earnings (Loss), consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above. During the years ended December 31, 2025 and 2024, we recorded $(7.8) million and $(6.3) million, respectively, in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings (Loss) consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above. During the year ended December 31, 2025, we recorded an impairment loss on real estate owned of $(6.8) million, which has been excluded from Distributable Earnings (Loss) consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting

Distributable Earnings (Loss) referenced above. No impairment loss on real estate owned was recorded during the year ended December 31, 2024.
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
We believe it is useful to our stockholders to present Distributable Earnings (Loss) Before Realized Gains and Losses, a non-GAAP measure, to reflect our run-rate operating results as (i) our operating results are mainly comprised of net interest income earned on our loan investments net of our operating expenses, which comprise our ongoing operations, (ii) it helps our stockholders in assessing the overall run-rate operating performance of our business, and (iii) it has been a useful reference related to our common dividend as it is one of the factors management and our board of directors consider when the board declares dividends. We believe that our stockholders use Distributable Earnings (Loss) and Distributable Earnings (Loss) Before Realized Gains and Losses, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.

The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (Loss) Before Realized Gains and Losses and Distributable Earnings (Loss) for the years ended December 31, 2025, and 2024:

	Year Ended
	December 31,
(in thousands, except share data)	2025	2024
Reconciliation of GAAP net (loss) income to Distributable Earnings (Loss):
GAAP net (loss) income attributable to common stockholders	$(55,553)	$(221,452)
Adjustments:
Provision for credit losses	27,539	201,412
Depreciation and amortization on real estate owned	7,792	6,280
Impairment loss on real estate owned	6,753	—
(Gain) loss on sale of real estate owned	(301)	—
Loss (gain) on extinguishment of debt	—	786
Non-cash equity compensation	6,582	6,565
Distributable Earnings (Loss) Before Realized Gains and Losses	$(7,188)	$(6,409)
Realized losses on write-offs, loan sales and REO conversions	(80,498)	(146,318)
Realized gain on REO sale	301	—
Accumulated depreciation and amortization on REO sale	(7,569)	—
Recoveries of previous write-offs	358	8,819
Distributable Earnings (Loss)	$(94,596)	$(143,908)
Distributable Earnings (Loss) per basic weighted average common share	$(1.98)	$(2.85)
Distributable Earnings (Loss) per diluted weighted average common share	$(1.98)	$(2.85)
Distributable Earnings (Loss) Before Realized Gains and Losses per basic weighted average common share	$(0.15)	$(0.13)
Distributable Earnings (Loss) Before Realized Gains and Losses per diluted weighted average common share	$(0.15)	$(0.13)
Basic weighted average common shares	47,870,235	50,423,243
Diluted weighted average common shares	47,870,235	50,423,243
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of December 31, 2025, and December 31, 2024:

(in thousands, except share data)	December 31, 2025	December 31, 2024
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	$552,687	$619,092
Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$346,949	$413,354
Shares:
Common shares outstanding	47,563,643	48,801,690
Book value per share of common stock	$7.29	$8.47
Book value per share as of December 31, 2025, includes the impact of an estimated allowance for credit losses of $148.4 million, or $(3.12) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a detailed discussion of allowance for credit losses.
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

Interest-earning assets include our 100% loan investment portfolio. At December 31, 2025, our loan portfolio was comprised of 43 investments, of which 42 were senior first mortgage loans totaling $1.8 billion of commitments with an unpaid principal balance of $1.7 billion, and one subordinate loan totaling $13.0 million in commitments and unpaid principal balance. At December 31, 2025, the weighted average risk rating of our loan portfolio was 2.9 as compared to 3.1 at December 31, 2024, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of December 31, 2025, we held two REO office properties with an aggregate carrying value of $98.0 million, inclusive of $13.3 of intangible and other assets included in other assets and $(7.4) million of unfavorable and other lease liabilities in our Consolidated Balance Sheets.
During the year ended December 31, 2025, we funded 50.7 million under existing loan commitments, loan upsizes, deferred capitalized interest and other investments. We realized $(468.7) million in aggregate reductions in portfolio unpaid principal balance from loan repayments, principal paydowns, principal amortization, cost recoveries and resolutions including write-offs. See Note 3 — Loans Held-for-Investment, Net of Allowance for Credit Losses to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail.
The following table details our loan activity by unpaid principal balance for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Loan originations	$—	$48,018
Other loan fundings(1)	49,577	57,124
Deferred interest capitalized	1,090	1,114
Transfers to real estate owned	(63,353)	(35,714)
Transfers in from loan related receivables	980	—
Transfers in from loan related other assets	730	—
Loan repayments	(324,893)	(528,746)
Loan write-offs	(80,498)	(146,318)
Loan sales	—	(16,323)
Total loan activity, net	$(416,367)	$(620,845)
______________________
(1)Includes $8.2 million of other investments classified as loans held-for-investment during the year ended December 31, 2025.
The following table details overall statistics for our loan portfolio as of December 31, 2025:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	43
Total loan commitments	$1,767,366
Unpaid principal balance	$1,689,967
Unfunded loan commitments	$77,399
Carrying value	$1,537,732
Weighted-average cash coupon(1)	S+3.62%
Weighted-average all-in yield(2)	S+3.93%
Stabilized LTV(3)	65.0%
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

The following table provides detail of our loan held-for-investment portfolio as of December 31, 2025:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	12/19	$109.3	$107.4	$107.2	S+2.80%	S+3.23%	3.0	IL	Multifamily	76.5%	73.0%
Senior	10/19	95.1	89.8	89.6	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)(9)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior	12/18	78.1	71.7	71.6	S+4.70%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	06/19	76.7	76.4	76.1	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior(7)(9)	07/19	76.2	76.2	76.0	S+3.74%	S+4.32%	3.0	IL	Retail	70.0%	64.4%
Senior(10)	12/19	74.2	72.1	72.0	S+3.36%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	10/22	67.0	67.0	67.0	S+4.50%	S+4.61%	2.0	CA	Retail	47.7%	36.6%
Senior	12/23	66.3	63.0	62.9	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior(7)	07/22	54.1	52.5	52.0	S+2.78%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior	06/21	53.1	47.9	47.7	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(13)	09/21	51.6	45.0	44.8	S+3.24%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	04/22	48.7	46.9	46.3	S+3.41%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	03/22	46.9	46.9	46.8	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	46.4	46.2	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	08/21	45.7	45.4	45.2	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	02/22	42.4	42.4	42.3	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior(8)	11/21	39.0	34.3	33.2	5.75%	S+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	07/16	38.5	37.8	37.8	S+5.05%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	09/21	38.0	38.0	38.0	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior	04/22	36.3	35.1	34.1	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior(12)	11/21	35.5	35.0	35.0	S+2.93%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/20	34.9	24.4	24.4	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	08/19	32.9	31.3	31.2	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior(11)	03/19	32.7	31.6	31.6	S+2.77%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	04/22	29.1	27.6	27.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior(7)	01/18	28.5	26.9	26.9	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	03/22	27.2	26.6	26.6	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	10/21	25.7	25.7	25.6	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	12/21	24.7	17.1	17.0	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.6	23.4	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior(7)(9)	05/21	23.3	20.5	20.5	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.0	20.4	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	18.4	18.4	18.2	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/21	16.7	14.2	14.2	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/19	15.6	13.5	13.5	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	10/18	15.4	15.4	15.5	S+6.21%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	08/17	15.4	15.4	15.3	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	14.2	14.1	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Mezzanine	01/17	13.0	13.0	12.9	8.00%	8.11%	10.0	HI	Hotel	41.4%	36.2%
Senior	06/19	11.5	11.1	11.1	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.4	6.9	6.9	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				$(145.9)
Total/Weighted Average Loans		$1,767.4	$1,690.0	$1,537.7	S+3.62%	S+3.93%	3.0			68.8%	65.0%
______________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans and other investments.
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
(7)Loan was held on nonaccrual status as of December 31, 2025.
(8)Completed a modification with an effective date of July 12, 2024, that included an adjustment in rate to a fixed rate coupon rate of 5.75%, adjusted from a floating rate coupon of S+3.40%.
(9)As of December 31, 2025, the loan was in maturity default.

(10)Includes total other investments of $2.9 million, inclusive of a $2.4 million unsecured loan with a fixed rate of 11% deferred until maturity, and $0.5 million of equity interest with a 30% residual return, in the borrower entity of the senior loan. The other investment balance is on nonaccrual status as of December 31, 2025. As of December 31, 2025, the maturity date is December 9, 2026, which is determined by the maturity date of the associated senior loan.
(11)Includes a preferred equity investment of $2.1 million with a fixed rate of 11% deferred until maturity and a 30% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of December 31, 2025. As of December 31, 2025, the maturity date is April 9, 2026, which is determined by the maturity date of the associated senior loan.
(12)Includes a preferred equity investment of $2.3 million with a fixed rate of 10% deferred until maturity and a 10% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of December 31, 2025. As of December 31, 2025, the maturity date is November 9, 2026, which is determined by the maturity date of the associated senior loan.
(13)Includes a preferred equity investment of $1.6 million with a fixed rate of 12% deferred until maturity and a 40% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of December 31, 2025. As of December 31, 2025, the maturity date is October 9, 2026, which is determined by the maturity date of the associated senior loan.
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
Portfolio Management and Credit Quality
We actively manage each loan investment from closing and initial funding through final repayment and assess the risk of credit deterioration by quarterly evaluating the performance of the underlying collateral properties. We also evaluate the macroeconomic environment, prevailing real estate fundamentals and local property market dynamics. Typically, our loan documents allow us, among other things, to receive regular property, borrower and guarantor financial statements; approve annual budgets and major tenant leases; and enforce loan covenants and remedies. In addition, we work with a leading commercial real estate loan servicer, which provides us with a fully dedicated and experienced team to increase efficiency and leverage our internal resources in servicing and asset managing our loan investments. Our internal team retains authority on all asset management decisions.
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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of December 31, 2025, and December 31, 2024:

(dollars in thousands)	December 31, 2025			December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	7	$293,896	$292,614	6	$153,954	$152,382
2	8	268,935	265,628	17	652,450	645,333
3	20	706,363	676,253	20	676,745	645,811
4	4	172,086	159,618	4	169,867	155,757
5	4	248,687	143,619	7	453,318	298,365
Total	43	$1,689,967	$1,537,732	54	$2,106,334	$1,897,648
As of December 31, 2025, the weighted average risk rating of our loan portfolio was 2.9, versus 3.1 as of December 31, 2024, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December 31, 2024, is mainly a result of resolutions of five previously risk-rated “5” loans.
Risk-Rated “5” Loans
As of December 31, 2025, we had four loans that had a risk rating of “5” with an aggregate principal balance of $248.7 million, for which we recorded an allowance for credit losses of $104.5 million. These four loans were on nonaccrual status as of December 31, 2025. The performance of these assets, which include one office building, one retail property, one hotel property and one multifamily property, has been adversely affected to varying degrees by many factors, such as slower pace in leasing activity for office properties and other submarket dynamics, combined with a significant rise in interest rates, contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property-specific factors. These loans are considered collateral dependent and have been placed on nonaccrual status as of December 31, 2025.
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
During the year ended December 31, 2025, we completed the modification of a senior loan secured by an office property located in Encino, CA. As of December 31, 2025, and December 31, 2024, the loan had a principal balance of $45.0 million and $42.4 million, respectively, and an amortized cost of $44.8 million and $42.2 million, respectively. The terms of the modification included, among other things, (i) a two-year extension of the fully extended maturity date to October 9, 2028; and (ii) a $3.8 million upsizing of the total commitment of the loan. Additionally, we made a $1.6 million non-controlling preferred equity investment in a limited liability company, or LLC, that is the borrower of the senior loan with an initial redemption date of October 9, 2026, which is determined by the maturity date of the associated senior loan. We may invest up to an additional $2.0 million in the preferred equity investment. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 12%. Due to the uncertainty of collection of any preferred equity investment accrued amounts, we are not accruing any income on the preferred equity investment. The preferred equity investment is included in our consolidated balance sheets within loans held-for-investment. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of December 31, 2025.
During the year ended December 31, 2025, we completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of December 31, 2025, and December 31, 2024, the loan had a principal balance of $26.9 million and $25.2 million, respectively, and an amortized cost of $26.9 million and $25.1 million, respectively. The terms of the modification included, among other things, (i) an extension of the fully extended maturity date to May 9, 2026; and (ii) a $2.5 million upsizing of the total commitment of the loan, resulting in an aggregate $3.7 million upsizing of the total commitment when considering other modifications occurring during the 12 months ended December 31, 2025. Due to the uncertainty with respect to the collection of future principal and interest, the loan was deemed collateral dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of December 31, 2025.
During the year ended December 31, 2025, we completed the modification of a senior loan secured by a hotel property located in Minneapolis, MN. As of December 31, 2025, and December 31, 2024, the loan had a principal balance of $38.0 million and $52.6 million, respectively, and an amortized cost of $38.0 million and $52.7 million, respectively. The terms of the modification included, among other things, (i) a three-year extension of the fully extended maturity date to May 9, 2028, with one 12-month option to extend to May 9, 2029; (ii) a restructuring of the loan into a senior note and a subordinate note that was immediately charged off; and (iii) an accrued pay spread. As a result of the modification, we recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses. The senior note was performing pursuant to its modified contractual terms as of December 31, 2025.
Portfolio Financing
As of December 31, 2025, our portfolio financing consisted of repurchase facilities, secured credit facilities and a mortgage loan payable collateralized by loans held-for-investment and REO, and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 62.6% of portfolio loan-level financing as of December 31, 2025.
The following table details our portfolio financing as of December 31, 2025, and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
CRE CLOs	$643,528	$788,313
Mortgage loan payable	17,546	—
Secured credit facility	71,774	86,774
Total non-mark-to-market financing	732,848	875,087
Secured repurchase agreements (mark-to-market)	439,173	597,874
Total portfolio financing	$1,172,021	$1,472,961
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the secured credit facility, the mortgage loan payable and the CRE CLOs as of December 31, 2025, and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Loans held-for-investment	$1,506,873	$1,856,321
Real estate owned, net(1)	97,960	—
Restricted cash	31	8,018
Total	$1,604,864	$1,864,339
______________________
(1)As of December 31, 2025, real estate owned, net included $5.9 million in other assets and liabilities.
Secured Repurchase Agreements
As of December 31, 2025, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.4 billion, which financed a portion of our loans held-for-investment and real estate owned. As of December 31, 2025, the weighted average borrowing rate on our repurchase facilities was 6.8%, the weighted average advance rate was 58.9%, and the term to maturity ranged from approximately 0.3 years to approximately 0.6 years, with a weighted average remaining maturity of 0.5 years.
The table below details our secured repurchase facilities as of December 31, 2025:

	December 31, 2025
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	No	$52,444	$197,556	$250,000
JPMorgan Chase Bank	July 28, 2026	No	314,242	147,574	461,816
Citibank	April 27, 2026	No	72,487	177,513	250,000
Total			$439,173	$522,643	$961,816
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of December 31, 2025.
(3)Collateral value includes real estate owned with a carrying value of $62.9 million.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At December 31, 2025, we held two outstanding CRE CLOs: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.6 billion of outstanding borrowings, financing 25 of our existing senior loan investments with an aggregate principal balance, inclusive of restricted cash, totaling $0.8 billion. As of December 31, 2025, our CRE CLOs financed 48.9% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.

The following table details our CRE CLO securitized debt obligations as of December 31, 2025:

(dollars in thousands)	December 31, 2025
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$464,162	$446,569	S+3.9%
Financing provided	358,193	357,954	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	361,910	355,428	S+3.6%
Financing provided	285,574	285,574	S+2.7%
Total
Collateral assets(2)	$826,072	$801,997	S+3.7%
Financing provided	$643,767	$643,528	S+2.3%
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
(2)$31.0 thousand of restricted cash is included as of December 31, 2025.
(3)Norestricted cash is included as of December 31, 2025.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $71.8 million as of December 31, 2025, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2026.
The following table details the outstanding borrowings under our secured credit facility as of December 31, 2025:

(dollars in thousands)	December 31, 2025
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$156,120	$98,772	S+4.2%
Borrowings outstanding	71,774	71,774	S+5.8%
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
Mortgage Loan Payable
In October 2025, we refinanced the Maynard, MA, REO property with an interest-only first mortgage loan payable of $18.0 million and initial deferred debt issuance costs of $(0.5) million, resulting in an initial carrying value of $17.5 million. The first mortgage matures on October 3, 2030.
The following table details the outstanding borrowings under our mortgage loan payable as of December 31, 2025:

(dollars in thousands)	December 31, 2025
Mortgage Loan Payable	Principal Balance	Carrying Value	Wtd. Avg. Cost
Collateral assets	$—	$35,060	—%
Borrowings outstanding	18,000	17,546	S+3.1%

Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of December 31, 2025
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $7.7 million.	Unrestricted cash of $66.0 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $0.6 billion and (ii) 75.0% of net cash proceeds of equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $0.6 billion.
Tangible net worth of $0.7 billion
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 68.6%; Total leverage ratio of 63.1%
Interest Coverage	Minimum interest coverage of no less than 1.20:1.0 from April 1, 2025, until and including December 31, 2025, and 1.30:1.0 thereafter.	Interest coverage of 1.35:1.0
We were in compliance with these financial covenants as of December 31, 2025.
Leverage Ratios
As of December 31, 2025, the total debt-to-equity ratio with respect to our loans held-for-investment was 2.0:1.0, and our recourse leverage ratio was 0.8:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of December 31, 2025, and December 31, 2024. The period-over-period decrease in our leverage ratios was mainly related to lower borrowings due to loan repayments and paydowns.

	December 31, 2025	December 31, 2024
Recourse leverage ratio(1)	0.8	1.0
Total leverage ratio(2)	2.0	2.2
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating-Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset-level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of December 31, 2025, 97.2% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating-rate basis, which resulted in an amount of net floating-rate exposure, subject to the impact of interest rate floors on certain of our floating-rate loan investments, of $0.5 billion. As of December 31, 2025, 2.8% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating-rate basis, which resulted in a negative correlation to elevated interest rates on that amount of our financing.
The following table details our portfolio’s net floating-rate exposure as of December 31, 2025:

(in thousands)	Net Exposure
Floating-rate assets(1)(2)	$1,642,761
Floating-rate liabilities(1)(3)	1,172,714
Net floating-rate exposure	$470,047
______________________
(1)As of December 31, 2025, all of our floating-rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of December 31, 2025.
(3)Floating-rate liabilities include our outstanding repurchase facilities, secured credit facility, CRE CLOs and mortgage loan payable.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the years ended December 31, 2025 and 2024. The net asset yield reflects the impact of loans held on nonaccrual status.

	Year Ended December 31, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$1,819,711	$127,726	7.0%
Subordinated loans	13,083	1,061	8.1%
Total loan interest income/net asset yield	$1,832,794	$128,787	7.0%
Other - Interest on cash and cash equivalents		2,943
Total interest income		$131,730
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,260,395	$94,547	7.5%
Subordinated loans	9,815	855	8.7%
Real estate owned	29,838	2,480	8.3%
Total interest expense/cost of funds	$1,300,048	97,882	7.5%
Net interest income/spread		$33,848	(0.5)%

	Year Ended December 31, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,526,334	$178,514	7.1%
Subordinated loans	13,364	1,087	8.1%
Total loan interest income/net asset yield	$2,539,698	$179,601	7.1%
Other - Interest on cash and cash equivalents		5,950
Total interest income		$185,551
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)(4)	$1,757,513	$148,477	8.4%
Subordinated loans	11,386	1,191	10.5%
Total interest expense/cost of funds	$1,768,899	149,668	8.5%
Net interest income/spread		$35,883	(1.4)%
______________________
(1)Includes amortization of deferred debt issuance costs.
(2)Average balance represents average amortized cost on loans held-for-investment.
(3)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(4)During the year ended December 31, 2024, the facility had an average balance collateralized by real estate owned of $1.8 million. During the year ended December 31, 2024, the facility accrued interest expense of $0.2 million related to the balance collateralized by real estate owned.

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
Changes in the Fair Value of Our Investments
We intend to hold our target investments for the long term and, as such, they are carried at an amortized cost on our consolidated balance sheets.
Although we intend to hold our target investments for the long term, we may occasionally invest in debt securities and classify them as available-for-sale, or AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investments for trading purposes.
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
U.S. Trade Policy
Changes in U.S. trade policy may affect our financial performance due to capital market uncertainty, rising construction, operational and borrowing costs and changes in tenant and investor demands. Certain changes to U.S. trade policy may result in higher inflation, which could cause the Federal Reserve to pause further interest rate cuts or consider interest rate increases. Static or increasing interest rates may negatively impact our portfolio investments and the financing of our assets. As a result, under certain market disruption scenarios, we may earn lower net interest income and revenues from real estate owned, incur higher operating expenses, and the cash flows of the collateral properties may not sufficiently cover debt service due under our loans, which may contribute to loan non-performance or, in certain instances, loan defaults.
Summary of Results of Operations and Financial Condition
Our GAAP net (loss) attributable to common stockholders was $(55.6) million (or $(1.16) per basic weighted average share) for the year ended December 31, 2025, as compared to GAAP net (loss) attributable to common stockholders of $(221.5) million (or $(4.39) per basic weighted average share) for the year ended December 31, 2024. The increase in GAAP results was primarily due to a lower provision for credit losses of $(27.5) million during the year ended December 31, 2025, compared to a provision for credit losses of $(201.4) million during the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2025, and December 31, 2024
Net Interest Income
The following table presents the components of interest income and interest expense for the years ended December 31, 2025 and December 31, 2024:

(in thousands)	Year Ended
Income Statement Data:	2025	2024	2025 vs 2024
Interest income:
Loans held-for-investment	$128,787	$179,601	$(50,814)
Cash and cash equivalents	2,943	5,950	(3,007)
Total interest income	$131,730	$185,551	$(53,821)
Interest expense:
Repurchase facilities	$39,799	$71,841	$(32,042)
Securitized debt obligations	48,190	67,004	(18,814)
Mortgage loan payable	340	—	340
Secured credit facility	9,553	10,823	(1,270)
Total interest expense	$97,882	$149,668	$(51,786)
Net interest income	$33,848	$35,883	$(2,035)
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
Interest Income
Interest income for the year ended December 31, 2025, decreased to $131.7 million from $185.6 million for the year ended December 31, 2024, mainly due to a lower average balance of our interest-earning assets and a decline in short-term interest rates.
Interest Expense
Interest expense for the year ended December 31, 2025, decreased to $97.9 million from $149.7 million for the year ended December 31, 2024, mainly due to a lower average balance on portfolio-level financing and a decline in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
(in thousands)	2025	2024
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(26,325)	$(202,565)
Other liabilities	(1,214)	1,153
Total (provision for) benefit from credit losses	$(27,539)	$(201,412)
During the year ended December 31, 2025, we recorded a provision for credit losses of $(27.5) million as compared to $(201.4) million during the year ended December 31, 2024. The decrease in the provision for credit losses was primarily driven by lower balances on nonaccrual loans that were individually assessed in accordance with ASU 2016-13 during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Revenue from REO Operations
During the year ended December 31, 2025, we recorded revenue from REO operations of $13.6 million as compared to $9.3 million during the year ended December 31, 2024. The increase in revenue from REO is due to REO acquisitions that occurred in June 2024 and January 2025, partially offset by the sale of one REO asset during the second quarter of 2025.

Expenses
The following table presents the components of expenses for the years ended December 31, 2025, and December 31, 2024:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Compensation and benefits	$19,860	$19,461
Servicing expenses	3,604	5,351
Expenses from real estate owned operations	21,058	13,186
Impairment loss on real estate owned	6,753	—
Other operating expenses	9,892	12,075
Total operating expenses	$61,167	$50,073
Annualized total operating expenses, excluding impairment loss and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.6%	5.0%
Annualized total operating expenses, excluding non-cash equity compensation, impairment loss and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.0%	4.1%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits for the year ended December 31, 2025, modestly increased as compared to the year ended December 31, 2024. Servicing expenses for the year ended December 31, 2025, decreased primarily due to a lower portfolio balance as compared to the year ended December 31, 2024. Expenses from real estate owned operations increased due to a higher average balance of REO assets held during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Impairment loss on real estate owned for the year ended December 31, 2025, increased due to an impairment loss being recognized during the year ended December 31, 2025, as compared to no impairment loss during the year ended December 31, 2024. Other operating expenses decreased as compared to the year ended December 31, 2024, mainly due to lower expenses related to diligence fees, professional services and legal fees. Our operating expense ratio, excluding REO, increased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, mainly due to lower average equity.
Financial Condition
As of December 31, 2025, our borrowings consisted of repurchase agreement facilities collateralized by a portion of our loans held-for-investment, securitized debt obligations issued by CRE CLOs collateralized by pools of our loans held-for-investment, a secured credit facility collateralized by loans held-for-investment and a mortgage loan payable collateralized by a REO property.
As of December 31, 2025, we had outstanding $0.4 billion of repurchase agreement facility borrowings, and the term to maturity ranged from approximately 0.3 years to approximately 0.6 years. Our repurchase agreement facilities had a weighted average borrowing rate of 6.8% and weighted average remaining maturities of 0.5 years as of December 31, 2025.
As of December 31, 2025, we had outstanding $0.6 billion of securitized debt obligations with a weighted average borrowing rate of 6.2% and weighted average estimated remaining maturities of 0.4 years based on the maturities of the underlying loan collateral.
As of December 31, 2025, we had outstanding $71.8 million of secured credit facility borrowings with a weighted average borrowing rate of 9.5% and a term to maturity of 1.0 years.
As of December 31, 2025, we had outstanding an $18.0 million mortgage loan payable with a borrowing rate of 6.8% and a term to maturity of 4.8 years.
As of December 31, 2025, the debt-to-equity ratio, defined as total debt, net of cash, divided by equity, was 2.0:1.0.
Dividends
For the year ended December 31, 2025, we declared dividends on our common stock totaling $0.20 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. Furthermore, if we distribute less than the sum of: (a) 85% of our ordinary income for the calendar year; (b) 95% of our capital gain net income for the calendar year; and (c) any undistributed shortfall from our prior calendar year, or the Required Distribution, to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Cash dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2025.

The following table presents cash dividends declared on our common stock since 2024:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
December 17, 2025	December 30, 2025	January 15, 2026	$0.05
September 17, 2025	October 1, 2025	October 15, 2025	$0.05
June 17, 2025	July 1, 2025	July 15, 2025	$0.05
March 13, 2025	April 1, 2025	April 15, 2025	$0.05
			$0.20
2024
December 19, 2024	December 31, 2024	January 15, 2025	$0.05
September 20, 2024	October 1, 2024	October 15, 2024	$0.05
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.30
Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of December 31, 2025, our capitalization included $1.2 billion of loan-level financing. Our loan-level financing as of December 31, 2025, is generally term-matched or matures in 2026, and includes $0.4 billion of secured repurchase agreements, $0.6 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $71.8 million term-matched and non-mark-to-market secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations and Note 6 – Secured Financing Agreements to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding our securitized debt obligations and our secured financing facilities, respectively.
Leverage
From December 31, 2024, to December 31, 2025, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.2:1.0 to 2.0:1.0 mainly due to a reduction in outstanding debt, partially offset by a lower equity balance. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a target range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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

The following table sets forth our immediately available sources of liquidity as of December 31, 2025:

(in thousands)	December 31, 2025
Cash and cash equivalents	$65,958
Approved but unused borrowing capacity on financing facilities	—
Total	$65,958
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $1.1 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, secured credit facility, and mortgage loan payable; $77.4 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders, which are at the discretion of our board of directors.
Share Repurchase Program
For details on our share repurchase program, see “Share Repurchases” in Note 11. Stockholders’ Equity to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

The following table provides the maturities of our repurchase facilities, secured credit facility, securitized debt obligations and mortgage loan payable as of December 31, 2025, and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Within one year	$1,154,474	$1,279,702
One to three years	—	156,607
Three to five years	17,546	36,652
Total	$1,172,020	$1,472,961
Cash Flows
For the year ended December 31, 2025, our restricted and unrestricted cash and cash equivalents balance decreased approximately $34.4 million, to $80.1 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2025, operating activities increased our cash balances by approximately $2.7 million, primarily driven by net interest income and REO revenues, partially offset by operating expenses and REO expenses.
•Cash flows from investing activities. For the year ended December 31, 2025, investing activities increased our cash balances by approximately $299.0 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the year ended December 31, 2025, financing activities decreased our cash balances by approximately $336.1 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations.
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
We estimate our CECL allowance for our loan portfolio at the individual loan level. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as vintage year, loan term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating, and (iii) a macroeconomic forecast. In certain instances, we consider relevant loan-specific qualitative factors to certain loans to estimate our CECL allowance.
We consider loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. If we determine foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. If we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. Our estimate of the fair value of the collateral property is sensitive to both the valuation methodology selected and inputs used in the analysis. As a result, the fair value of the collateral property used in determining the expected credit losses is subject to uncertainty and any actual losses, if incurred, could differ materially from the estimated provision for credit losses.
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
Real Estate Owned and Impairment on Real Estate Owned
We may assume legal title and/or physical possession of the underlying collateral property of a defaulted loan through foreclosure, a deed-in-lieu of foreclosure, or an assignment-in-lieu of foreclosure.
We account for acquisitions of real estate, including foreclosures, deed-in-lieu of foreclosures, or assignment-in-lieu of foreclosures, in accordance with ASC 805, Business Combinations, or ASC 805, which first requires that we determine if the real estate investment is the acquisition of an asset or a business combination. Under this model, we identify and determine the estimated fair value of any assets acquired and liabilities assumed. This generally results in the allocation of the purchase price to the assets acquired and liabilities assumed based on the relative estimated fair values of each respective asset and liability. Debt related to real estate owned is initially recorded at its estimated fair value at the time of foreclosure, deed-in-lieu of foreclosure, or assignment-in-lieu of foreclosure.
Assets acquired and liabilities assumed generally include land, building, building improvements, tenant improvements, furniture, fixtures and equipment, mortgages payable, and identified intangible assets and liabilities, which generally consists of above or below market lease values, in-place lease values, and other lease-related values. In estimating fair values for allocating the purchase price of our real estate owned, we may utilize various methods, including a market approach, which considers recent sales of similar properties, adjusted for differences in location and state of the physical asset, or a replacement cost approach, which considers the composition of physical assets acquired, adjusted based on industry standard information and the remaining useful life of the acquired property. In estimating fair values of intangible assets acquired or liabilities assumed, we consider the estimated cost of leasing our real estate owned assuming the property was vacant, the value of the current lease agreements relative to market-rate leases, and the estimation of total lease-up time including lost rents.
We evaluate real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying values may not be recoverable, generally on an individual property basis. If an impairment indicator exists, we evaluate the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, we may apply a probability-weighted approach to the impairment analysis. Another key consideration in this assessment is the assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and we shorten its expected hold period, this may result in the recognition of impairment losses. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess, if any, of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, we consider, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. See Note 4 – Real Estate Owned, Net and Note 8 - Fair Value to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
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
Inflation
Nearly all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to inflationary pressures, the Federal Reserve increased its benchmark overnight interest rates in 2022 and 2023. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024 and the second half of 2025, they remain at elevated levels. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered on quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing economic disruption and capital markets volatility resulting from inflation, elevated interest rates, geopolitical uncertainty, global tariff policies and escalating global trade tensions, which have disrupted supply chains and material costs and have contributed to significant market volatility.
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
We employ a long-term, fundamental value-oriented investment strategy and we aim to, on a loan-by-loan basis, construct an investment portfolio that is well diversified across property types, geographies and sponsors.
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
In response to inflationary pressures, the Federal Reserve raised its benchmark overnight interest rates on multiple occasions in 2022 and 2023. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024 and the second half of 2025, they remain at elevated levels and how long they will remain at elevated levels remains uncertain. These higher interest rates have increased our interest expense, which may not be fully offset by any increases in interest income. In addition, these higher benchmark interest rates have increased our borrowers’ interest payments, adversely affected commercial real estate property values and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, which has resulted, and may continue to result, in our realizing losses on our investments.
As of December 31, 2025, approximately 97.2% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 2.8% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest-sensitive financial instruments at December 31, 2025. All changes in value are measured as the change from our December 31, 2025, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$452	$250	$(273)	$(551)
Repurchase facilities	(166)	(89)	91	183
Securitized debt obligations	(268)	(134)	134	268
Secured financing facility	(13)	(13)	15	30
Mortgage loan payable	(8)	(4)	4	8
Total net assets	$(3)	$10	$(29)	$(62)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(180)	$(391)	$849	$1,812
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2025. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Market Value Risk
We intend to hold our target investments for the long term and, as such, they are carried at an amortized cost on our consolidated balance sheets. However, we may occasionally classify some of our investments as AFS. Investments classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. The estimated fair value of such investments may fluctuate primarily due to changes in interest rates, overall market environment and liquidity and other factors. As market volatility increases or liquidity decreases, the market value of the investments may be adversely impacted. We do not intend to hold any of our investments for trading purposes.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of longer maturity investments with shorter term borrowings, such as repurchase facilities. Should the value of our investments serving as collateral for our repurchase facilities significantly decrease, our lenders may exercise their margin call rights, causing an adverse change in our liquidity position. If we fail to resolve such margin calls when due, the lenders may exercise their rights under such repurchase facilities, including requiring payment by us of our aggregate outstanding financing obligations and/or taking ownership of the collateral securing such obligations, potentially on an unfinanced basis, thereby reducing our available liquidity. Additionally, if one or more of our financing counterparties should choose not to provide ongoing funding, including with respect to future funding obligations on existing loans financed with such counterparties, our ability to finance our investments and related future funding obligations would possibly decline or exist at less advantageous terms.
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
Risk Management
To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit and other risks associated with holding a portfolio of our target investments. Generally, we:
•manage our portfolio with a focus on diligent, investment-specific market review, enforcement of loan and security rights and timely execution of disposition strategies;

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Point Mortgage Trust Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
As of December 31, 2025, the Company’s loans held-for-investment totaled $1.7 billion, and the associated allowance for credit losses (ACL) totaled $145.9 million. As disclosed in Notes 2 and 3 to the consolidated financial statements, the ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses (CECL) in the Company’s loans held-for-investment portfolio, including unfunded loan commitments, using a probability-weighted analytical model (CECL model) that considers the likelihood of default and loss-given-default for each individual loan. Additionally, for certain loans deemed to be collateral-dependent, the Company determines the ACL by using the difference between its estimation of the fair value of the underlying collateral, less costs to sell, to the amortized cost basis of the loan. To estimate the fair value of the underlying collateral, the Company generally uses a discounted cash flow model. Management applies significant judgment in establishing inputs used to determine the ACL and a variety of subjective assumptions.
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

Minneapolis, Minnesota
March 2, 2026

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Loans held-for-investment	$1,683,644	$2,097,375
Allowance for credit losses	(145,912)	(199,727)
Loans held-for-investment, net	1,537,732	1,897,648
Cash and cash equivalents	65,958	87,788
Restricted cash	14,108	26,682
Real estate owned, net	92,039	42,815
Accrued interest receivable	7,594	8,668
Other assets	37,793	51,514
Total Assets (1)	$1,755,224	$2,115,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$439,173	$597,874
Securitized debt obligations	643,528	788,313
Secured credit facility	71,774	86,774
Mortgage loan payable	17,546	—
Dividends payable	6,164	6,238
Other liabilities	24,227	16,699
Total Liabilities (1)	1,202,412	1,495,898
Commitments and Contingencies (see Note 9)
Stockholders’ Equity
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, and 47,563,643 shares and 48,801,690 issued and outstanding, respectively	476	488
Additional paid-in capital	1,195,279	1,195,823
Cumulative earnings	(180,708)	(139,556)
Cumulative distributions to stockholders	(462,442)	(437,745)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	552,687	619,092
Non-controlling interests	125	125
Total Equity	552,812	619,217
Total Liabilities and Stockholders’ Equity	$1,755,224	$2,115,115
______________________
(1)The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At December 31, 2025, and December 31, 2024, assets of the VIEs totaled $807,051 and $951,295, respectively, and liabilities of the VIEs totaled $644,801 and $790,339, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2025	2024	2023
Interest income:
Loans held-for-investment	$128,787	$179,601	$254,733
Cash and cash equivalents	2,943	5,950	9,002
Total interest income	131,730	185,551	263,735
Interest expense:
Repurchase facilities	39,799	71,841	86,593
Secured credit facility	9,553	10,823	12,290
Securitized debt obligations	48,190	67,004	72,975
Mortgage loan payable	340	—	—
Convertible senior notes	—	—	6,975
Asset-specific financings	—	—	2,902
Total interest expense	97,882	149,668	181,735
Net interest income	33,848	35,883	82,000
Other income (loss):
Revenue from real estate owned operations	13,554	9,327	2,622
Provision for credit losses	(27,539)	(201,412)	(104,807)
Gain (loss) on sale of real estate owned	301	—	—
Gain (loss) on extinguishment of debt	—	(786)	238
Fee income	—	—	134
Total other (loss) income	(13,684)	(192,871)	(101,813)
Expenses:
Compensation and benefits	19,860	19,461	21,711
Servicing expenses	3,604	5,351	5,313
Impairment loss on real estate owned	6,753	—	—
Expenses from real estate owned operations	21,058	13,186	5,977
Other operating expenses	9,892	12,075	10,289
Total expenses	61,167	50,073	43,290
(Loss) income before income taxes	(41,003)	(207,061)	(63,103)
(Benefit from) provision for income taxes	149	(10)	95
Net (loss) income	(41,152)	(207,051)	(63,198)
Dividends on preferred stock	14,401	14,401	14,451
Net (loss) income attributable to common stockholders	$(55,553)	$(221,452)	$(77,649)
Basic (loss) earnings per weighted average common share	$(1.16)	$(4.39)	$(1.50)
Diluted (loss) earnings per weighted average common share	$(1.16)	$(4.39)	$(1.50)
Weighted average number of shares of common stock outstanding:
Basic	47,870,235	50,423,243	51,641,619
Diluted	47,870,235	50,423,243	51,641,619

Net (loss) income attributable to common stockholders	$(55,553)	$(221,452)	$(77,649)
Comprehensive (loss) income	$(55,553)	$(221,452)	$(77,649)
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	52,350,989	$524	8,229,500	$82	$1,202,315	$130,693	$(350,069)	$983,545	$125	$983,670
Net (loss) income	—	—	—	—	—	(63,198)	—	(63,198)	—	(63,198)
Restricted stock forfeiture	(36,916)	(1)	—	—	(236)	—	—	(237)	—	(237)
Repurchase of common stock	(2,001,338)	(20)	—	—	(10,278)	—	—	(10,298)	—	(10,298)
Preferred dividends declared, $49.44 per share	—	—	—	—	—	—	(49)	(49)	—	(49)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(14,402)	(14,402)	—	(14,402)
Common dividends declared, $0.80 per share	—	—	—	—	—	—	(42,713)	(42,713)	—	(42,713)
Repurchase of common stock for tax withholding on vestings of RSUs	(129,540)	(1)	—	—	(729)	—	—	(730)	—	(730)
Non-cash equity award compensation	394,646	4	—	—	6,976	—	—	6,980	—	6,980
Balance, December 31, 2023	50,577,841	$506	8,229,500	$82	$1,198,048	$67,495	$(407,233)	$858,898	$125	$859,023
Net (loss) income	—	—	—	—	—	(207,051)	—	(207,051)	—	(207,051)
Repurchase of common stock	(2,392,671)	(24)	—	—	(7,597)	—	—	(7,621)	—	(7,621)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(14,401)	(14,401)	—	(14,401)
Common dividends declared, $0.30 per share	—	—	—	—	—	—	(16,111)	(16,111)	—	(16,111)
Repurchase of common stock for tax withholding on vestings of RSUs	(233,454)	(2)	—	—	(1,185)	—	—	(1,187)	—	(1,187)
Non-cash equity award compensation	849,974	8	—	—	6,557	—	—	6,565	—	6,565
Balance, December 31, 2024	48,801,690	$488	8,229,500	$82	$1,195,823	$(139,556)	$(437,745)	$619,092	$125	$619,217
Net (loss) income	—	—	—	—	—	(41,152)	—	(41,152)	—	(41,152)
Repurchase of common stock	(2,128,784)	(22)	—	—	(5,640)	—	—	(5,662)	—	(5,662)
Preferred dividends declared, $1.75 per share	—	—	—	—	—	—	(14,401)	(14,401)	—	(14,401)
Common dividends declared, $0.20 per share	—	—	—	—	—	—	(10,296)	(10,296)	—	(10,296)
Repurchase of common stock for tax withholding on vestings of RSUs	(553,205)	(4)	—	—	(1,472)	—	—	(1,476)	—	(1,476)
Non-cash equity award compensation	1,443,942	14	—	—	6,568	—	—	6,582	—	6,582
Balance, December 31, 2025	47,563,643	$476	8,229,500	$82	$1,195,279	$(180,708)	$(462,442)	$552,687	$125	$552,812
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net loss	$(41,152)	$(207,051)	$(63,198)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(5,588)	(5,196)	(8,398)
Amortization of deferred debt issuance costs	4,058	5,406	8,269
Provision for credit losses	27,539	201,412	104,807
Impairment on real estate owned	6,753	—	—
(Gain) loss on extinguishment of debt	—	423	(274)
Amortization of equity-based compensation	6,582	6,565	6,979
Proceeds received from deferred interest capitalized on loans held-for-investment	—	2,935	359
Depreciation and amortization on real estate owned	8,030	6,513	3,492
Straight-line rental income	(1,129)	—	—
Gain on sale of real estate owned	(301)	—	—
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(318)	3,712	1,033
(Increase) decrease in other assets	(827)	(1,995)	(771)
Increase (decrease) in other liabilities	(980)	(3,968)	(202)
Net cash provided by operating activities	2,667	8,756	52,096
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(47,586)	(100,816)	(118,177)
Proceeds from loan sales	—	16,400	14,980
Proceeds from repayment of loans held-for-investment	335,727	534,630	664,626
Increase in other assets, due from servicer on repayments of loans held-for-investment	—	(11,480)	—
Capital expenditures related to real estate owned	(4,213)	(2,767)	—
Acquisition costs on real estate owned	(1,587)	—	—
Proceeds from sale of real estate owned	16,655	—	—
Purchases of other investments	—	(730)	—
Net cash provided by investing activities	298,996	435,237	561,429
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	38,809	145,928	558,954
Principal payments on repurchase facilities	(197,510)	(423,074)	(699,501)
Principal payments on securitized debt obligations	(145,615)	(204,477)	(147,881)
Proceeds from asset-specific financings	—	—	910
Repayment of asset-specific financings	—	—	(45,823)
Proceeds from secured credit facility	—	2,774	—
Repayment of secured credit facility	(15,000)	—	(16,000)
Repayment of convertible senior notes	—	—	(131,600)
Proceeds from mortgage loan	18,000	—	—
Payment of debt issuance costs	(2,842)	(2,671)	(3,923)
Tax withholding on restricted stock and RSUs	(1,476)	(1,187)	(966)
Repurchase of common stock	(5,662)	(7,621)	(10,298)
Redemption of cumulative redeemable preferred stock	—	—	(1,000)
Dividends paid on preferred stock	(14,401)	(14,402)	(14,451)
Dividends paid on common stock	(10,370)	(24,009)	(42,895)
Net cash used in financing activities	(336,067)	(528,739)	(554,474)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,404)	(84,746)	59,051
Cash, cash equivalents, and restricted cash at beginning of period	114,470	199,216	140,165
Cash, cash equivalents, and restricted cash at end of period	$80,066	$114,470	$199,216
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$94,812	$147,038	$182,569
Cash paid (received) for federal taxes	$115	$(477)	$875
Cash paid for state taxes	$90	$—	$89
Noncash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$16,400	$14,980
Dividends declared but not paid at end of period	$6,164	$6,238	$14,136
Transfers from loans held-for-investment to real estate owned, other assets and other liabilities	$71,000	$35,659	$24,000
Acquisition of working capital related to real estate owned	$63	$—	$—
Right-of-use lease asset and operating lease liability assumed	$7,239	$—	$—
Transfer of other receivables to loans held-for-investment	$980	$—	$—
Transfer of other investments to loans held-for-investment	$730	$—	$—
Principal repayments of loans held-for-investment held by servicer	$86	$—	$—
Deferred financing costs, not yet paid	$—	$—	$1,313
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed commercial real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it owns are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT.” The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act of 1940, or the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, including real estate owned and associated purchase price allocation of fair value, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market interest and capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-markets or other factors) will occur in the near term.
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
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
The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in the Company’s investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. The Company employed quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors; geopolitical instability; and the Federal Reserve monetary policy impact on the overall U.S. economy and commercial real estate markets generally. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.
The Company generally estimates its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The Company licenses certain macroeconomic financial forecasts from a third party to inform its view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. The Company may use one or more of these forecasts in the process of estimating its allowance for credit losses. Selection of these economic forecasts

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan-specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses.
The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. If the Company determines foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral, less costs to sell if the Company intends to sell the collateral, and the amortized cost basis of the loan as of the measurement date. If the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.
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
Due from Counterparties
Due from counterparties includes cash held by counterparties as collateral against the Company’s repurchase agreements but represents excess capacity and is deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties is included within other assets on the Company’s consolidated balance sheets.

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
As of December 31, 2025, REO and related acquired assets, except for land, are depreciated using the straight-line method over estimated useful lives as follows:

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
REO is initially measured at fair value and is thereafter subject to an impairment assessment on a quarterly basis. Subsequent to an REO acquisition, events or circumstances may occur that may result in a material and sustained decrease in the cash flows generated from the property. REO is evaluated for recoverability when impairment indicators are identified. Upon the identification of an impairment indicator, an REO asset is further considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO asset over the estimated remaining holding period is less than the carrying value of such REO asset. An impairment charge is recorded when the carrying value of the REO exceeds the fair value. When determining the fair value of an REO asset, the Company makes certain assumptions including, but not limited to, projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the REO asset. Any impairment losses and gains or losses on sale are included in the Company’s consolidated statements of comprehensive (loss) income. Revenue and expenses from REO operations are included in the consolidated statements of comprehensive (loss) income within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable. During the year ended December 31, 2025, the Company recorded a $6.8 million impairment loss. Refer to Note 8 - Fair Value for further discussion. The Company did not record any impairments of real estate for the year ended December 31, 2024.
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
Mortgage Loan Payable
The Company finances certain of its real estate owned assets through the use of a mortgage loans payable. Borrowings under the mortgage loans payable generally bear interest rates of a specified margin over one-month SOFR. The mortgage loans payable financings are treated as collateralized financing transactions and are carried at their contractual amounts, net of any deferred debt issuance costs, as specified in the respective agreements.
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
Permanent Equity
The Company has common stock and preferred stock outstanding that are classified as permanent equity. The Company’s common stock is perpetual in nature with voting rights and dividend rights. The Company’s Series A Preferred Stock is classified as permanent equity. The outstanding shares of Series A Preferred Stock may be redeemed by the Company on and after November 30, 2026. See Note 10 – Preferred Stock for additional details regarding the Series A Preferred Stock.
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
Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards could be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted equity awards remained outstanding under the 2017 Plan until December 31, 2025. On December 31, 2025, the final equity awards that had been outstanding under the 2017 Plan vested in full.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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
See Note 12 - Equity Incentive Plans for further details regarding the Equity Incentive Plans.
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
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of December 31, 2025, and December 31, 2024:

	December 31, 2025
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$1,677,017	$12,950	$1,689,967
Unamortized net deferred origination fees	(6,323)	—	(6,323)
Allowance for credit losses	(145,891)	(21)	(145,912)
Carrying value	$1,524,803	$12,929	$1,537,732
Unfunded commitments	$77,399	$—	$77,399
Number of loans	42	1	43
Weighted average coupon(3)	6.2%	8.0%	6.2%
Weighted average years to maturity(4)	0.5	1.1	0.5

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	December 31, 2024
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$2,093,096	$13,238	$2,106,334
Unamortized net deferred origination fees	(8,959)	—	(8,959)
Allowance for credit losses	(199,556)	(171)	(199,727)
Carrying value	$1,884,581	$13,067	$1,897,648
Unfunded commitments	$90,641	$—	$90,641
Number of loans	53	1	54
Weighted average coupon(3)	6.3%	8.0%	6.4%
Weighted average years to maturity(4)	0.6	2.1	0.6
______________________
(1)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans or other investments.
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

(dollars in thousands)	December 31, 2025		December 31, 2024
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$670,061	43.6%	$872,306	46.0%
Multifamily	480,737	31.3%	574,032	30.2%
Hotel	106,208	6.9%	114,054	6.0%
Retail	126,757	8.2%	164,424	8.7%
Industrial	113,791	7.4%	113,890	6.0%
Other	40,178	2.6%	58,942	3.1%
Total	$1,537,732	100.0%	$1,897,648	100.0%

(dollars in thousands)	December 31, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$384,371	25.0%	$485,062	25.6%
Southwest	330,382	21.5%	417,425	22.0%
West	233,741	15.2%	272,633	14.4%
Midwest	259,115	16.9%	300,617	15.8%
Southeast	330,123	21.4%	421,911	22.2%
Total	$1,537,732	100.0%	$1,897,648	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Loan Portfolio Activity
The following table summarizes activity related to loans held-for-investment, net of allowance for credit losses, for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025			Year Ended December 31, 2024
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$2,097,375	$(199,727)	$1,897,648	$2,718,486	$(134,661)	$2,583,825
Originations, additional fundings, upsizing of loans and capitalized deferred interest(1)	50,667	—	50,667	106,256	—	106,256
Repayments	(324,763)	—	(324,763)	(528,746)	—	(528,746)
Transfers to loans held-for-sale, net of discount at time of transfer	—	—	—	(16,400)	—	(16,400)
Transfers in from loan related receivables and payables	980	—	980	—	—	—
Transfers in of other investments from other assets	730	—	730	—	—	—
Transfers to real estate owned(2)	(63,353)	—	(63,353)	(35,659)	—	(35,659)
Net discount accretion (premium amortization)	—	—	—	15	—	15
Increase (decrease) from net deferred origination fees	(1,992)	—	(1,992)	(4,326)	—	(4,326)
Amortization of net deferred origination fees	4,498	—	4,498	4,067	—	4,067
Provision for credit losses	—	(26,325)	(26,325)	—	(202,565)	(202,565)
Write-offs	(80,498)	80,498	—	(146,318)	146,318	—
Recoveries of previous write-offs	—	(358)	(358)	—	(8,819)	(8,819)
Balance at end of period	$1,683,644	$(145,912)	$1,537,732	$2,097,375	$(199,727)	$1,897,648
______________________
(1)Includes $8.2 million of other investments classified as loans held-for-investment during the year ended December 31, 2025.
(2)Total transfers to real estate owned of $71.0 million comprised of $63.4 million of loans held-for-investment and $7.6 million in related receivables during the year ended December 31, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the years ended December 31, 2025 and 2024 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Year Ended December 31, 2025
Balance at beginning of period	$154,687	$45,040	$199,727	$1,303	$201,030
Provision for (benefit from) credit losses	29,919	(3,594)	26,325	1,214	27,539
Write-off	(80,498)	—	(80,498)	—	(80,498)
Recoveries of previous write-offs	358	—	358	—	358
Balance at end of period	$104,466	$41,446	$145,912	$2,517	$148,429

Year Ended December 31, 2024
Balance at beginning of period	$91,372	$43,289	$134,661	$2,456	$137,117
Provision for (benefit from) credit losses	196,648	5,917	202,565	(1,153)	201,412
Write-off	(142,152)	(4,166)	(146,318)	—	(146,318)
Recoveries of previous write-offs	8,819	—	8,819	—	8,819
Balance at end of period	$154,687	$45,040	$199,727	$1,303	$201,030
______________________
(1)The current expected credit loss, or CECL, reserve for unfunded commitments is included in “Other liabilities” on the consolidated balance sheets.
During the year ended December 31, 2025, the Company recorded a net decrease of $(52.6) million in its total allowance for credit losses on its loan portfolio primarily due to $(80.5) million in write-offs, partially offset by a $27.5 million provision for credit losses. The write-offs were the result of resolutions of five loans that had been previously individually assessed, and the provision was primarily driven by additional specific reserves on loans that were assessed individually during the year ended December 31, 2025.
As of December 31, 2025, the Company had four collateral-dependent loans with an aggregate principal balance of $248.7 million, for which the Company recorded an allowance for credit losses of $104.5 million. The performance of the collateral properties securing these loans, which include one office building, one retail property, one hotel property and one multifamily property, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, especially for certain property types, such as office assets located in underperforming markets with reduced tenant demand, and a higher cost of capital driven by elevated interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 8 - Fair Value, for further detail on the fair value measurement of these loans.
Nonaccrual Loans
The following table presents the changes in the amortized cost of loans held-for-investment on nonaccrual status for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Nonaccrual loan amortized cost at beginning of period	$453,052	$449,601
Addition of nonaccrual loan amortized cost	108,286	355,092
Reduction of nonaccrual loan amortized cost	(283,842)	(351,641)
Nonaccrual loan amortized cost at end of period	$277,496	$453,052
As of December 31, 2025, the Company had five senior loans, and four other investments classified as loans held-for-investment, with a total unpaid principal balance of $278.1 million and amortized cost of $277.5 million that were held on nonaccrual status, compared to seven senior loans with a total unpaid principal balance of $453.3 million and amortized cost of

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
$453.1 million that were held on nonaccrual status as of December 31, 2024. All other loans were considered current with respect to principal and interest payments due as of December 31, 2025, and December 31, 2024.
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
During the year ended December 31, 2025, the Company entered into three loan modifications that met the disclosure requirements pursuant to ASU 2022-02, Troubled Debt Restructurings And Vintage Disclosures.
During the year ended December 31, 2025, the Company completed the modification of a senior loan secured by an office property located in Encino, CA. As of December 31, 2025, and December 31, 2024, the loan had a principal balance of $45.0 million and $42.4 million, respectively, and an amortized cost of $44.8 million and $42.2 million, respectively. The terms of the modification included, among other things, (i) a two-year extension of the fully-extended maturity date to October 9, 2028; and (ii) a $3.8 million upsizing of the total commitment of the loan. Additionally, the Company made a $1.6 million non-controlling preferred equity investment in a limited liability company, or LLC, that is the borrower of the senior loan with an initial redemption date of October 9, 2026, which is determined by the maturity date of the associated senior loan. The Company may invest up to an additional $2.0 million in the preferred equity investment. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 12%. Due to the uncertainty of collection of any preferred equity investment accrued amounts, the Company is not accruing any income on the preferred equity investment. The preferred equity investment is included in the Company's consolidated balance sheets within loans held-for-investment. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of December 31, 2025.
During the year ended December 31, 2025, the Company completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of December 31, 2025, and December 31, 2024, the loan had a principal balance of $26.9 million and $25.2 million, respectively, and an amortized cost of $26.9 million and $25.1 million, respectively. The terms of the modification included, among other things, (i) an extension of the fully extended maturity date to May 9, 2026; and (ii) a $2.5 million upsizing of the total commitment of the loan, resulting in an aggregate $3.7 million upsizing of the total commitment when considering other modifications occurring during the 12 months ended December 31, 2025. Due to the uncertainty with respect to the collection of future principal and interest, the loan was deemed collateral dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of December 31, 2025.
During the year ended December 31, 2025, the Company completed the modification of a senior loan secured by a hotel property located in Minneapolis, MN. As of December 31, 2025, and December 31, 2024, the loan had a principal balance of $38.0 million and $52.6 million, respectively, and an amortized cost of $38.0 million and $52.7 million, respectively. The terms of the modification included, among other things, (i) a three-year extension of the fully extended maturity date to May 9, 2028, with one 12-month option to extend to May 9, 2029; (ii) a restructuring of the loan into a senior note and a subordinate note that was immediately charged off; and (iii) an accrued pay spread. As a result of the modification, the Company recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses. The senior note was performing pursuant to its modified contractual terms as of December 31, 2025.
Loan Risk Ratings
The Company’s primary credit quality indicators are its risk ratings. The Company evaluates the credit quality of each loan at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors that are considered in the assessment include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, collateral performance, loan structure and exit plan, origination loan-to-value, or LTV, project sponsorship and other factors deemed necessary. The Company evaluates these factors with respect to each loan investment on a case-by-case basis, taking into consideration such loan’s facts and circumstances at the time. The risk factors may be given different weightings and consideration depending on each loan’s situation. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined as follows:
1 –Lower Risk
2 –Average Risk

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
3 –Acceptable Risk
4 –Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of probability of principal loss.
5 –Loss Likely: A loan that has a significantly increased probability of principal loss.
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of December 31, 2025, and December 31, 2024:

(dollars in thousands)	December 31, 2025			December 31, 2024
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	7	$293,896	$292,614	6	$153,954	$152,382
2	8	268,935	265,628	17	652,450	645,333
3	20	706,363	676,253	20	676,745	645,811
4	4	172,086	159,618	4	169,867	155,757
5	4	248,687	143,619	7	453,318	298,365
Total	43	$1,689,967	$1,537,732	54	$2,106,334	$1,897,648
As of December 31, 2025, the weighted average risk rating of the Company’s loan held-for-investment portfolio was 2.9, versus 3.1 as of December 31, 2024, weighted by unpaid principal balance. The change in portfolio risk rating as of December 31, 2025, versus December 31, 2024, is mainly a result of risk-rated “5” resolutions during the year ended December 31, 2025.
As of December 31, 2025, the Company assigned a risk rating of “5” to four senior loans with an aggregate outstanding principal balance of $248.7 million. These loans were assigned a risk rating of “5” due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance.
The following tables present the carrying value of loans held-for-investment as of December 31, 2025 and December 31, 2024, by risk rating and year of origination:

	December 31, 2025
(dollars in thousands)	Origination Year
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$113,678	$37,477	$141,459	$292,614
2	—	—	—	113,940	151,688	—	265,628
3	—	—	54,844	60,395	161,020	399,994	676,253
4	—	—	—	—	62,556	97,062	159,618
5	—	—	—	34,818	—	108,801	143,619
Total	$—	$—	$54,844	$322,831	$412,741	$747,316	$1,537,732

Gross write-offs	$—	$—	$—	$—	$(15,361)	$(65,137)	$(80,498)

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

	December 31, 2024
(dollars in thousands)	Origination Year
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$46,560	$23,401	$21,285	$61,136	$152,382
2	—	—	187,027	199,733	—	258,573	645,333
3	45,689	54,076	57,082	149,026	46,363	293,575	645,811
4	—	—	41,711	—	—	114,046	155,757
5	—	—	—	39,236	—	259,129	298,365
Total	$45,689	$54,076	$332,380	$411,396	$67,648	$986,459	$1,897,648

Gross write-offs	$—	$—	$(16,173)	$(19,045)	$—	$(111,100)	$(146,318)
Note 4. Real Estate Owned, Net
As of December 31, 2025, assets and liabilities related to REO consisted of two office properties, one located in each of Miami Beach, FL, and Maynard, MA. The Company accounted for these as asset acquisitions. As of December 31, 2025, the carrying value of the Company’s REO is $98.0 million, which includes $5.9 million net in other assets and other liabilities on the consolidated balance sheets.
Miami Beach, FL, Office
On January 28, 2025, the Company acquired the legal title to an office property located in Miami Beach, FL, pursuant to a negotiated assignment-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan held-for-investment, which had been originated in December 2016. As of December 31, 2024, prior to acquisition, the loan had a risk rating of “5” and was on nonaccrual status. At the time of acquisition, the loan had an amortized cost and carrying value of $71.3 million and $63.4 million, respectively. Additionally, at the time of acquisition, the loan had $7.6 million of related receivables, resulting in a total carrying value of $71.0 million. The Company recognized the property as real estate owned with a carrying value of $72.5 million based on the $71.0 million estimated fair value of the property and $1.5 million in direct transaction costs associated with the acquisition. This acquisition was accounted for as an asset acquisition under ASC 805.
The Company allocated the following costs to the individual assets and liabilities on the acquisition date based on their relative fair values:

(in thousands)	Allocated Cost
Building	$71,431
Land improvements	22
Tenant improvements	609
In-place lease intangibles(1)	2,924
Above-market lease intangibles(1)	159
Right of use asset	4,668
Below-market lease intangibles(2)	(50)
Operating lease liability	(7,239)
Total	$72,524
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
Impairment Loss
During the three months ended December 31, 2025, the Company identified a significant decrease in the estimated market price of the Miami Beach, FL property indicating that the carrying amount of the property may not be recoverable. The

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Company determined that the carrying value of the property exceeded the undiscounted future net cash flows that are expected to be generated by the property. Accordingly, the Company estimated a fair value of $62.9 million and recorded a $6.8 million impairment loss related to the Miami Beach, FL property. The estimated fair value of the collateral was determined largely by using a discounted cash flow model. Refer to Note 8 - Fair Value for further discussion.
Transfer to REO Held-For-Sale
During the year ended December 31, 2025, the Company determined that one office property located in Phoenix, AZ, met the held-for-sale criteria, and reclassified the asset to real estate owned held-for-sale. On the reclassification date, the real estate owned asset held-for-sale had a carrying value of $16.4 million, which was lower than the fair value less estimated transaction costs to sell of $16.7 million. On June 23, 2025, the real estate owned asset was sold for a net sales price of $16.7 million, which resulted in a $0.3 million gain on sale on the consolidated statements of comprehensive income. No real estate owned assets were sold during the year ended December 31, 2024.

The following table presents the REO assets and liabilities included in our consolidated balance sheets:

(in thousands)	December 31, 2025	December 31, 2024
Building and building improvements, net	$86,350	$27,288
Land and land improvements	10,396	19,497
Accumulated Depreciation	(4,707)	(3,970)
Real estate owned, net	$92,039	$42,815

Intangible real estate assets, net	$18,909	$15,824
Accumulated amortization	(5,615)	(6,063)
Intangible real estate assets, net(1)	$13,294	$9,761

Intangible real estate liabilities	$(195)	$(184)
Lease liability	(7,239)	—
Accumulated amortization	61	28
Intangible real estate liabilities, net(2)	$(7,373)	$(156)
_____________________
(1)Included in “Other assets” on the consolidated balance sheets.
(2)Included in “Other liabilities” on the consolidated balance sheets.
The following table presents the REO operations and related income (loss) included in the Company’s consolidated statements of comprehensive (loss) income for the years ended December 31, 2025 and 2024:

(in thousands)	Year Ended December 31,
Real Estate Owned, Net	2025	2024
Rental income
Minimum lease payments	$8,816	$7,527
Variable lease payments	3,715	—
Total rental income	12,531	7,527
Other operating income	1,023	1,800
Revenue from real estate owned operations	13,554	9,327
Expenses from real estate owned operations (1)	(21,058)	(13,186)
Total	$(7,504)	$(3,859)
______________________
(1) Includes $(7.8) million and $(6.3) million of depreciation and amortization for the years ended December 31, 2025 and 2024, respectively.
The following table presents the amortization of lease intangibles included in the Company’s consolidated statements of income for the years ended December 31, 2025 and 2024:

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements

(in thousands)		Year Ended December 31,
	Income Statement Location	2025	2024
Asset
In-place lease intangibles	Expenses from real estate owned operations	$3,457	$3,605
Lease commissions	Expenses from real estate owned operations	306	124
Above-market lease intangibles	Revenue from real estate owned operations	(286)	(252)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	49	19
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities
2026	$2,615	$175	$446	$(56)
2027	1,135	74	457	(27)
2028	1,085	57	443	(27)
2029	807	15	437	(26)
2030	369	—	299	—
Thereafter	189	—	470	—
The weighted average remaining amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions and below-market lease intangibles as of December 31, 2025, were 3.6 years, 2.3 years, 6.1 years and 3.3 years, respectively.
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of December 31, 2025:

(in thousands)	Contractual Lease Payments
2026	$7,664
2027	6,684
2028	6,642
2029	6,458
2030	3,995
Thereafter	7,160
The weighted average minimum remaining term of the non-cancelable leases was approximately 4.5 years as of December 31, 2025.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s consolidated balance sheets as of December 31, 2025, and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Loans held-for-investment	$823,655	$975,627
Allowance for credit losses	(21,689)	(39,402)
Loans held-for-investment, net	801,966	936,225
Restricted cash	31	8,018
Other assets	5,054	7,052
Total Assets	$807,051	$951,295
Securitized debt obligations	$643,528	$788,313
Other liabilities	1,273	2,026
Total Liabilities	$644,801	$790,339
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
The following table details the Company’s CRE CLO securitized debt obligations as of December 31, 2025, and December 31, 2024:

(dollars in thousands)	December 31, 2025			December 31, 2024
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$464,162	$446,569	S+3.9%	$475,908	$461,688	S+3.9%
Financing provided	358,193	357,954	S+1.9%	370,155	369,086	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	361,910	355,428	S+3.6%	511,199	482,555	S+3.6%
Financing provided	285,574	285,574	S+2.7%	419,227	419,227	S+2.0%
Total
Collateral assets(4)	$826,072	$801,997	S+3.7%	$987,107	$944,243	S+3.7%
Financing provided	$643,767	$643,528	S+2.3%	$789,382	$788,313	S+1.9%
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
(2)$31.0 thousand in restricted cash is included as of December 31, 2025. $8.0 million in restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
(3)No restricted cash is included as of December 31, 2025 and 2024. Yield on collateral assets is exclusive of restricted cash.
(4)$31.0 thousand in restricted cash is included as of December 31, 2025. $8.0 million in restricted cash is included as of December 31, 2024. Yield on collateral assets is exclusive of restricted cash.
Other Investments
As of December 31, 2025, the Company held $8.9 million in non-controlling other investments in limited partnerships, or LPs, and LLCs with the borrower entities of four loans held-for-investment by the Company. The Company may invest up to an additional aggregate $5.1 million in the form of other investments in these entities.
The other investments in LPs and LLCs are considered VIEs and the Company’s investments and loans are considered variable interests in the VIEs. The Company is not the primary beneficiary of the VIEs because it does not have the power to direct the activities of the entity that most significantly impact the entity’s performance as all decisions are directed by the unaffiliated general partner of the LPs and LLCs and, thus, does not consolidate the investee LPs and LLCs. The other investments are included in the Company's consolidated balance sheets within loans held-for-investment with a maturity date corresponding to the associated senior loan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 6. Secured Financing Agreements
To finance its loans held-for-investment, loans held-for-sale and REO, the Company has a variety of secured financing arrangements with several counterparties, including repurchase facilities, a secured credit facility and a mortgage loan payable.
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
The Company’s mortgage loan payable is typically collateralized by REO assets and certain cash balances and is non-mark-to-market.
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of December 31, 2025, and December 31, 2024:

	December 31, 2025
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	$52,444	$197,556	$250,000	$119,715	6.5%
JPMorgan Chase Bank	July 28, 2026	314,242	147,574	461,816	446,849	7.2%
Citibank	April 27, 2026	72,487	177,513	250,000	102,471	5.4%
Total		$439,173	$522,643	$961,816	$669,035
Secured credit facility	December 21, 2026	$71,774	$28,226	$100,000	$98,772	9.5%
Mortgage loan payable(4)	October 3, 2030	$18,000	$—	$18,000	$35,060	6.8%

	December 31, 2024
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank	June 28, 2025	$76,195	$173,805	$250,000	$156,037	7.1%
JPMorgan Chase Bank	July 28, 2025	449,192	37,322	486,514	561,627	8.2%
Citibank	May 25, 2025	72,487	427,513	500,000	104,416	6.1%
Total		$597,874	$638,640	$1,236,514	$822,080
Secured credit facility	December 21, 2025	$86,774	$13,226	$100,000	$98,015	10.9%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of December 31, 2025, and December 31, 2024.
(3)Collateral value includes real estate owned with a carrying value of $62.9 million.
(4)Mortgage loan payable balance net of unamortized debt issuance costs is $17.5 million as of December 31, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at December 31, 2025, and December 31, 2024:

	December 31, 2025				December 31, 2024
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$52,444	$69,097	12%	0.49	$76,195	$93,077	15%	0.49
JPMorgan Chase Bank	314,242	149,946	27%	0.57	449,192	149,643	24%	0.57
Citibank	72,487	32,657	6%	0.32	72,487	35,650	6%	0.40
Total	$439,173	$251,700			$597,874	$278,370
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
Mortgage Loan Payable
In October 2025, the Company refinanced the REO property located in Maynard, MA, with an interest-only first mortgage loan payable of $18.0 million and initial deferred debt issuance costs of $(0.5) million, resulting in an initial carrying value of $17.5 million. Prior to being refinanced, the REO property was financed with a repurchase facility. The mortgage loan payable matures on October 3, 2030.
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of December 31, 2025, the Company’s unrestricted cash was $66.0 million, while 5.0% of the Company’s recourse indebtedness was $7.7 million.
•Tangible net worth must be greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million. As of December 31, 2025, the Company’s tangible net worth was $701.1 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of December 31, 2025, the Company’s target asset leverage ratio was 68.6% and the Company’s total leverage ratio was 63.1%.
•Minimum interest coverage of no less than 1.20:1.0 until and including December 31, 2025. As of December 31, 2025, the Company’s interest coverage ratio was 1.35:1.0.
As of December 31, 2025, and December 31, 2024, the Company was in compliance with its financial covenants.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of December 31, 2025, the Company held $14.1 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $18.7 million and $10.8 million as of December 31, 2024, and 2023, respectively. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of December 31, 2025, the Company held $31.0 thousand in restricted cash related to the CRE CLOs, compared to $8.0 million and none in restricted cash related to the CRE CLOs as of December 31, 2024, and 2023, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2025, 2024, and 2023, that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$65,958	$87,788	$188,370
Restricted cash	14,108	26,682	10,846
Total cash, cash equivalents and restricted cash	$80,066	$114,470	$199,216
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

Level 2
Inputs include quoted prices in active markets for similar assets or liabilities, quoted prices in inactive markets for identical or similar assets or liabilities, or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

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
Recurring Fair Value
As of December 31, 2025, and 2024, the carrying values and fair values of cash and cash equivalents and restricted cash are measured at fair value on a recurring basis. No other assets or liabilities held by the Company are measured at fair value on a recurring basis.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant.
As of December 31, 2025, the Company deemed four of its loans held-for-investment with an aggregate outstanding principal balance of $248.7 million to be collateral dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and would be classified as Level 3 assets in the fair value hierarchy.
As of December 31, 2025, and 2024, four and five loans, respectively, with an aggregate outstanding principal balance of $248.7 million and $377.2 million, respectively, were valued using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value on these loans as of December 31, 2025, and 2024, include the exit capitalization rate, which ranged from 6.00% to 13.00%, and 6.25% to 13.00%, respectively, and the discount rate, which ranged from 7.75% to 15.00% and 7.75% to 14.00%, respectively. As of December 31, 2025, the weighted average exit capitalization rate by the estimated collateral fair value and weighted average discount rate by the estimated collateral fair value were 8.57% and 10.60%, respectively.
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
During the year ended December 31, 2025, the Company acquired legal title of an office property in Miami Beach, FL. The Company’s fair market value estimate at the time of conversion from loan held-for-investment to REO was $71.0 million and was determined using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value include a 7.25% exit capitalization rate and an 8.75% discount rate. Refer to Note 4 - Real Estate Owned, Net for further detail.
During the three months ended December 31, 2025, the Company identified a significant decrease in the estimated market price of the Miami Beach, FL property indicating that the carrying amount of the property may not be recoverable. The Company determined that the carrying value of the property exceeded the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. Accordingly, the Company estimated a fair value of $62.9 million and recorded a $6.8 million impairment loss related to the office property located in Miami Beach, FL. The estimated fair value of the collateral was determined largely by using a discounted cash flow model, which included a capitalization rate of 7.25% and a discount rate of 8.75%, and resulted in a lower estimated fair value compared to the previous estimate due to a decrease in the forecasted net cash flows in the model.
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
•The Company’s mortgage loan payable has a floating rate based on an index plus a credit spread and the credit spread is consistent with those demanded in the market. Accordingly, the interest rates on this borrowing is at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of this liability as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2025, and 2024:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$1,537,732	$1,579,793	$1,897,648	$1,951,039
Cash and cash equivalents	$65,958	$65,958	$87,788	$87,788
Restricted cash	$14,108	$14,108	$26,682	$26,682
Liabilities
Repurchase facilities	$439,173	$439,173	$597,874	$597,874
Securitized debt obligations	$643,528	$628,079	$788,313	$751,718
Secured credit facility	$71,774	$71,774	$86,774	$86,774
Mortgage loan payable	$17,546	$17,546	$—	$—
Note 9. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2025:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual is required as of December 31, 2025.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of December 31, 2025, and December 31, 2024, the Company had unfunded loan commitments of $77.4 million and $90.6 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of December 31, 2025, the Company recognized $2.5 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 10. Preferred Stock
Series A Preferred Stock
Holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at a fixed rate of 7.00% per annum to, but excluding, January 15, 2027, and thereafter at a floating rate equal to the three-month Term of Standard Overnight Financing Rate, or SOFR, plus a spread of 5.83% per annum; provided, however, in no event will the floating rate be lower than 7.00% per annum. During each of the years ended December 31, 2025, 2024, and 2023, the Company declared dividends on the Series A Preferred Stock of $14.4 million, respectively.
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
Issuance of Sub-REIT Preferred Stock
In January 2021, a subsidiary of the Company issued 625 shares of preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third-party investors for proceeds of $0.1 million. The 500 shares of preferred stock retained by the Company were eliminated in the Company’s consolidated statements of changes in equity and the 125 shares sold to third-party investors are shown in the Company’s consolidated statements of changes in equity as non-controlling interests.
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
During the year ended December 31, 2023, the Company declared dividends to the 10% cumulative redeemable preferred stockholder of $49,444. No dividends were declared during the years ended December 31, 2025, and 2024.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Note 11. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the years ended December 31, 2025, 2024, and 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
December 17, 2025	December 30, 2025	January 15, 2026	$0.05
September 17, 2025	October 1, 2025	October 15, 2025	$0.05
June 17, 2025	July 1, 2025	July 15, 2025	$0.05
March 13, 2025	April 1, 2025	April 15, 2025	$0.05
			$0.20
2024
December 19, 2024	December 31, 2024	January 15, 2025	$0.05
September 20, 2024	October 1, 2024	October 15, 2024	$0.05
June 18, 2024	July 1, 2024	July 15, 2024	$0.05
March 14, 2024	April 1, 2024	April 15, 2024	$0.15
			$0.30
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.20
September 20, 2023	October 2, 2023	October 16, 2023	$0.20
June 22, 2023	July 3, 2023	July 17, 2023	$0.20
March 16, 2023	April 3, 2023	April 17, 2023	$0.20
			$0.80
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 3,000,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act of 1934, as amended, or the “Exchange Act,” or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable Securities and Exchange Commission, or “SEC” rules. During the years ended December 31, 2025, 2024, and 2023, under its share repurchase program, the Company repurchased 2,128,784, 2,392,671 and 2,001,338 shares of its common stock, respectively, for an aggregate cost, inclusive of commissions paid, of $5.7 million, $7.6 million, and $10.3 million, respectively. As of December 31, 2025, there remained 2,636,461 shares authorized for repurchase under the Company’s share repurchase program.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the years ended December 31, 2025, 2024, and 2023:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2025
December 17, 2025	December 30, 2025	January 15, 2026	$0.4375
September 17, 2025	October 1, 2025	October 15, 2025	$0.4375
June 17, 2025	July 1, 2025	July 15, 2025	$0.4375
March 13, 2025	April 1, 2025	April 15, 2025	$0.4375
			$1.7500
2024
December 19, 2024	December 31, 2024	January 15, 2025	$0.4375
September 20, 2024	October 1, 2024	October 15, 2024	$0.4375
June 18, 2024	July 1, 2024	July 15, 2024	$0.4375
March 14, 2024	April 1, 2024	April 15, 2024	$0.4375
			$1.7500
2023
December 19, 2023	December 29, 2023	January 16, 2024	$0.4375
September 20, 2023	October 2, 2023	October 16, 2023	$0.4375
June 22, 2023	July 3, 2023	July 17, 2023	$0.4375
March 16, 2023	April 3, 2023	April 17, 2023	$0.4375
			$1.7500
Note 12. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards could be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted equity awards remained outstanding under the 2017 Plan until December 31, 2025. On December 31, 2025, the final equity awards that had been outstanding under the 2017 Plan vested in full.
On June 5, 2025, the Company’s stockholders approved an amendment to the 2022 Plan, resulting in the Granite Point Mortgage Trust Inc. Amended and Restated 2022 Omnibus Incentive Plan, or the A&R 2022 Plan. The amendment increased the number of shares of common stock that had been available for issuance under the 2022 Plan by 10,000,000. The A&R 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of December 31, 2025, the Company had 15,094,925 shares of common stock available for future issuance under the A&R 2022 Plan, including shares subject to outstanding equity awards.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of restricted stock, RSUs and PSUs for the years ended December 31, 2025, 2024, and 2023:

	Restricted Stock	RSUs	Target Number of PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2022	92,585	1,238,439	660,434	$11.83
Granted	—	1,255,082	734,223	5.02
Vested	(55,669)	(265,106)	—	11.98
Forfeited	(36,916)	(129,540)	—	12.55
Outstanding at December 31, 2023	—	2,098,875	1,394,657	$7.90
Granted	—	2,817,545	742,152	3.99
Vested	—	(849,974)	—	7.20
Forfeited	—	(442,693)	(589,690)	8.39
Outstanding at December 31, 2024	—	3,623,753	1,547,119	$5.23
Granted	—	1,745,321	986,838	2.73
Vested	—	(1,443,942)	—	6.27
Forfeited	—	(377,203)	(271,576)	6.96
Outstanding at December 31, 2025	—	3,547,929	2,262,381	$3.60
Below is a summary of RSU and PSU vesting dates as of December 31, 2025:

Vesting Year	RSUs	Target Number of PSUs(1)	Total Awards
2026	1,328,564	637,993	1,966,557
2027	1,789,473	637,550	2,427,023
2028	429,892	986,838	1,416,730
Total	3,547,929	2,262,381	5,810,310
____________________
(1)The PSUs’ vesting date is based on the performance criteria determination date and not the performance criteria service end date. The determination date will occur in the first quarter of the following year after the performance criteria service date has passed. The table above reflects the year of the determination date.
The Company’s RSUs are subject to time-based vesting schedules. For the years ended December 31, 2025, the Company recognized $6.9 million of compensation expense associated with these awards, compared to $6.3 million and $6.7 million for the years ended December 31, 2024 and 2023, respectively, within compensation and benefits expense on the consolidated statements of income. As of December 31, 2025, $3.9 million of total unrecognized compensation cost for awards of RSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.5 years.
The number of PSUs that vest depends on the Company’s performance over a three-year period with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of units outstanding as of December 31, 2025, may vest at the end of their respective performance periods based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs that the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria.
For the years ended December 31, 2025, the Company recognized $(0.3) million of compensation expense associated with the PSUs, compared to $0.2 million and $0.2 million, for the years ended December 31, 2024, and 2023, respectively, within compensation and benefits expenses on the consolidated statements of income. As of December 31, 2025, $1.9 million of total unrecognized compensation cost for awards of PSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.8 years.
Note 13. Income Taxes
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
As of December 31, 2025, the Company had $235.9 million of net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future taxable income after consideration for the dividends paid deduction. These federal net operating loss carryforwards do not have an expiration date and can be carried forward indefinitely.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the year ended December 31, 2025:

	Year Ended
	December 31,
	2025
(dollars in thousands)	Amount	Percent
Computed income tax expense at federal rate	$(8,611)	21%
State taxes, net of federal benefit, if applicable	72	(0.2)%
Nontaxable and nondeductible items
Share-based payment awards	551	(1.3)%
Limitation on executive compensation	446	(1.1)%
Other	(79)	0.2%
Other adjustments
REIT income not subject to corporate income tax	7,770	(19)%
Provision for (benefit from) income taxes/ Effective tax rate	$149	(0.4)%
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$(43,483)	21%	$(13,252)	21%
State taxes, net of federal benefit, if applicable	—	—%	70	—%
Permanent differences in taxable income from GAAP net income	546	—%	(261)	—%
REIT income not subject to corporate income tax	42,927	(21)%	13,538	(21)%
Provision for (benefit from) income taxes/ Effective tax rate	$(10)	—%	$95	—%
The Company’s permanent differences in taxable income from GAAP net loss attributable to common stockholders in the years ended December 31, 2025, 2024, and 2023, were primarily due to recurring differences in compensation expense.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
The amounts of cash income taxes paid by the Company were as follows:

Year Ended
December 31,
(dollars in thousands)	2025
Federal	$115
State and local
New York	51
New York City	39
Income taxes paid, net of amounts refunded	$205
Note 14. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31,
(in thousands, except share data)	2025	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(55,553)	$(221,452)	$(77,649)
Dividends allocated to participating restricted stock units	(783)	(967)	(1,661)
Net (loss) income attributable to common stockholders - basic and diluted	$(56,336)	$(222,419)	$(79,310)
Denominator:
Average common shares outstanding - basic and diluted	47,870,235	50,423,243	51,641,619
(Loss) earnings per share:
Basic	$(1.16)	$(4.39)	$(1.50)
Diluted	$(1.16)	$(4.39)	$(1.50)
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. During the years ended December 31, 2025, 2024, and 2023, 1,077,300, 725,922 and 496,317 of weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the year ended December 31, 2025, under both the two-class method and the treasury stock method, no shares were included in the dilutive earnings per share denominator, as their inclusion would have been antidilutive.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. For the years ended December 31, 2025, 2024, and 2023, under both the two-class method and treasury stock method, no additional weighted average unvested PSUs were included in the dilutive earnings per share denominator, as their inclusion would be antidilutive. As of December 31, 2025, 2024, and 2023, there were no incremental shares of unvested PSUs.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Consolidated Financial Statements
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
Note 16. Subsequent Events
Events subsequent to December 31, 2025, were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2025
(dollars in thousands)

Asset Type/ Location	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Face Amount	Carrying Amount (5)	Principal Amount Subject to Delinquent Principal or Interest
Senior Loans (1)
Multifamily/Midwest	S +	2.80%	1/2026	P&I	$—	$107,405	$107,209	$—
Office/Midwest	S +	2.80%	2/2023	IO	—	93,099	93,203	93,099
Office/Southeast	S +	2.60%	1/2027	IO	—	89,789	89,671	—
Mixed-Use/Southwest	S +	3.29%	7/2026	IO	—	76,482	76,060	—
Retail/Midwest	S +	3.74%	8/2024	IO	—	76,172	76,006	76,172
Office/Northeast	S +	3.36%	12/2026	IO	—	72,060	71,995	—
Office/Southwest	S +	4.70%	11/2026	IO	—	71,738	71,629	—
Retail/West	S +	4.50%	2/2026	IO	—	67,000	67,020	—
Office/West	S +	5.50%	6/2026	IO	—	63,021	62,906	—
Multifamily/Southeast	S +	2.78%	8/2026	IO	—	52,509	51,986	—
Office/Southeast	S +	4.38%	7/2026	IO	—	47,890	47,726	—
Industrial/Northeast	S +	3.25%	4/2026	IO	—	46,876	46,751	—
Multifamily/Southwest	S +	3.41%	5/2026	IO	—	46,864	46,283	—
Office/Northeast	S +	3.72%	7/2026	IO	—	46,411	46,217	—
Multifamily/Southwest	S +	3.21%	9/2026	IO	—	45,448	45,233	—
Office/West	S +	3.24%	10/2026	IO	—	44,999	44,807	—
Industrial/Northeast	S +	3.05%	3/2026	IO	—	42,391	42,278	—
Hotel/Midwest	S +	5.00%	5/2028	IO	—	37,991	37,996	—
Office/Northeast	S +	5.05%	1/2026	P&I	—	37,814	37,773	—
Other/Northeast	S +	3.00%	6/2027	IO	—	35,058	34,126	—
Multifamily/Southeast	S +	2.93%	11/2026	IO	—	35,017	35,017	—
Mixed-Use/Northeast		5.75%	7/2027	IO	—	34,256	33,204	—
Office/Northeast	S +	2.77%	4/2026	IO	—	31,619	31,551	—
Multifamily/Southwest	S +	2.96%	7/2026	IO	—	31,320	31,154	—
Multifamily/Southwest	S +	3.22%	5/2026	IO	—	27,635	27,482	—
Hotel/Southwest	S +	5.18%	5/2026	IO	—	26,908	26,889	—
Office/Southeast	S +	4.14%	4/2026	IO	—	26,681	26,574	—
Industrial/Southeast	S +	3.20%	11/2026	IO	—	25,650	25,606	—
Office/Southeast	S +	5.04%	2/2026	IO	—	24,354	24,374	—
Multifamily/West	S +	3.23%	10/2026	IO	—	23,575	23,426	—
Hotel/Southeast	S +	4.00%	3/2026	IO	—	21,865	21,782	—
Multifamily/Southwest	S +	3.55%	6/2025	IO	—	20,516	20,475	20,516
Mixed-Use/Southeast	S +	3.25%	6/2026	IO	—	20,370	20,370	—
Multifamily/Southeast	S +	4.05%	6/2026	P&I	—	18,402	18,251	—
Office/West	S +	3.36%	1/2026	IO	—	17,087	17,047	—
Hotel/Northeast	S +	6.21%	4/2026	IO	—	15,432	15,515	—
Office/Northeast	S +	5.25%	1/2026	IO	—	15,421	15,337	—
Multifamily/Midwest	S +	3.41%	6/2026	IO	—	14,225	14,185	—
Office/West	S +	3.70%	9/2026	IO	—	14,161	14,130	—
Office/Midwest	S +	3.07%	8/2026	IO	—	13,523	13,494	—

Office/Northeast	S +	2.75%	7/2026	IO	—	11,070	11,073	—
Office/Northeast	S +	5.25%	1/2026	IO	—	6,913	6,883	—
Mezzanine Loans
Hotel/West		8.00%	2/2027	P&I	40,000	12,950	12,950	—
Allowance for credit losses							(145,912)
Total loans held-for-investment					$40,000	$1,689,967	$1,537,732	$189,787
____________________
(1)“Senior” means a loan primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans.
(2)Based on contractual maturity date as of December 31, 2025. Certain commercial mortgage loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.
(3)Principal and interest, or P&I; Interest-only, or IO. Certain commercial mortgage loans labeled as P&I are non-amortizing until a specific date when they begin amortizing P&I, as stated in the loan agreements.
(4)Represents third-party priority liens. Third-party portions of pari-passu participations are not considered prior liens.
(5)As of December 31, 2025, the aggregate tax basis of the Company’s loans held-for-investment was $1.7 billion.
For the activity within the Company’s loan portfolio during the year ended December 31, 2025, see Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Granite Point Mortgage Trust Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Granite Point Mortgage Trust Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 2, 2026

Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
•Stephen G. Kasnet, one of the Company’s independent directors, adopted a Rule 10b5-1 trading arrangement on November 20, 2025, that provides for the sale of 45% of the shares to be issued to him when his currently outstanding RSUs vest on June 5, 2026. Mr. Kasnet intends to use the proceeds of this sale to satisfy the tax obligations he will incur in conjunction with the RSUs’ vesting.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Insider Trading Policies and Procedures
The Company has adopted an Insider Trading Policy that governs the purchase, sale and other transactions of the Company’s securities by its directors, officers and employees. A copy of the Company’s Insider Trading Policy incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
The additional information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE AND BOARD MATTERS,” and “SECURITY OWNERSHIP AND REPORTS--Delinquent Section 16(a) Reports” (if applicable) in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2026.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information to be set forth under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION” (excluding information under the subheading “Pay Versus Performance”) and “COMPENSATION COMMITTEE REPORT” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards could be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted equity awards remained outstanding under the 2017 Plan until December 31, 2025. On December 31, 2025, the final equity awards that had been outstanding under the 2017 Plan vested in full.
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
The following table presents certain information about the A&R 2022 Plan as of December 31, 2025:

	December 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) (2)
Equity compensation plans approved by stockholders	5,810,310	$—	9,284,615
Equity compensation plans not approved by stockholders	—	—	—
Total	5,810,310	$—	9,284,615
____________________
(1)The amount set forth in this column consists of shares issuable upon settlement of RSUs and PSUs granted under the A&R 2022 Plan. PSUs are subject to satisfaction of the applicable performance criteria over a three-year performance period; outstanding PSUs reported in this column reflect target level of performance.
(2)The amount set forth in this column reflects shares available for future issuance under the A&R 2022 Plan.
The information required by this item, other than the information required by Item 201(d) of Regulation S-K, is incorporated by reference to information to be set forth under the caption “SECURITY OWNERSHIP AND REPORTING” in the Company’s definitive Proxy Statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information to be set forth under the captions “CERTAIN RELATIONSHIPS AND TRANSACTIONS” and “CORPORATE GOVERNANCE AND BOARD MATTERS—Director Independence” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2026.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information to be set forth under the captions “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--Audit and Non-Audit Fees” and “--Audit Services Pre-Approval Policy” in the Company’s definitive proxy statement to be filed with the SEC, pursuant to Regulation 14A, not later than April 30, 2026.

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

10.4*
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

10.9*
Form of Restricted Stock Unit Agreement for June 2024 grants made to executive officers (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2024).

10.10*
Form of Amended and Restated Indemnification Agreement to be entered into by and between Granite Point Mortgage Trust Inc. and certain officers and directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).

10.11*
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

10.16*+
Employment Agreement, dated January 7, 2025, by and between Granite Point Mortgage Trust Inc. and Ethan Lebowitz (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.17*+
Amended and Restated Employment Agreement, dated January 7, 2025, by and between Granite Point Mortgage Trust Inc. and Steven Plust (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.18
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

10.21
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

10.22
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

Exhibit Number	Exhibit Index
10.24
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

10.25+
Ninth Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 14. 2021, by and between Morgan Stanley Bank, N.A., as buyer, and GP Commercial MS LLC, as seller, and acknowledged and agreed to by Granite Point Mortgage Trust Inc., as guarantor (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2021).

10.26
Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as March 22, 2022, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.27
Eleventh Amendment to Master Repurchase and Securities Contract Agreement, dated as April 20, 2022, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.28+
Twelfth Amendment to Master Repurchase and Securities Agreement, dated as of April 24, 2023, by and between Morgan Stanley Bank N. A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.29+
Thirteenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 26, 2024, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2024).

10.30
Fourteenth Amendment to Master Repurchase and Securities Contract Agreement, dated as April 25, 2025, by and between Morgan Stanley Bank, N.A., and GP Commercial MS LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2025).

10.31
Uncommitted Master Repurchase Agreement, dated as of December 3, 2015, between TH Commercial JPM LLC (now known as GP Commercial JPM LLC) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-218197) filed with the SEC on June 15, 2017).

10.32
Amendment No. 1 to Master Repurchase Agreement, dated as of June 28, 2017, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017).

10.33
Amendment No. 2 to Master Repurchase Agreement, dated as of June 28, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.34
Amendment No. 3 to Master Repurchase Agreement, dated as of August 23, 2019, by and between JPMorgan Chase Bank, National Association, and TH Commercial JPM LLC (now known as GP Commercial JPM LLC) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.35
Amendment No. 4 to Master Repurchase Agreement, dated as of December 13, 2019, by and between JPMorgan Chase Bank, National Association, and GP Commercial JPM LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.36
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

10.37
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

10.38+
Amendment No. 7 to Master Repurchase Agreement, dated as of September 29, 2021, among JPMorgan Chase Bank, National Association, as buyer, Granite Point Mortgage Trust Inc., as guarantor, and GP Commercial JPM LLC, as seller (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.39+
Amendment No. 8 to Master Repurchase Agreement and Amendment No. 4 to Fee and Pricing Letter, dated as of June 28, 2022, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

Exhibit Number	Exhibit Index
10.40+
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

10.41+
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

10.42+
Amendment No. 11 to Master Repurchase Agreement, dated as of October 12, 2023, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2023).

10.43+
Amendment No. 12 to Master Repurchase Agreement, dated as of October 29, 2024, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.44+
Amendment No. 13 to Master Repurchase Agreement, dated as of October 14, 2025, by and between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2025).

10.45+
Amended and Restated Master Repurchase Agreement, dated as May 25, 2022, by and between GP Commercial CB LLC, GP Commercial CB SL Sub LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.46+
First Amendment to Amended and Restated Master Repurchase Agreement and Other Transaction Documents, dated as of September 30, 2022, by and between GP Commercial CB LLC and Citibank, N.A., and acknowledged and agreed by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2022).

10.47+
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

10.48
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

10.51
Fourth Amendment to Guaranty, dated as of August 3, 2023, by and between Morgan Stanley Bank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial MS LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.52
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

10.54
First Amendment to Amended and Restated Guarantee Agreement, dated as of December 17, 2019, by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019).

10.55
Fourth Amendment to Amended and Restated Guaranty, dated as of August 3, 2023, by and between JPMorgan Chase Bank, National Association and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial JPM LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.56
Fifth Amendment to Amended and Restated Guarantee Agreement dated as of October 12, 2023, by and between Chase Bank, National Association and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2023).

Exhibit Number	Exhibit Index
10.57
Sixth Amendment to Amended and Restated Guaranty, dated as of September 30, 2024, by and between JPMorgan Chase Bank, National Association and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial JPM LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2024).

10.58
Seventh Amendment to Amended and Restated Guarantee Agreement, dated as of April 25, 2025, between JPMorgan Chase Bank, National Association, and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial JPM LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2025).

10.59
Eighth Amendment to Amended and Restated Guarantee Agreement, dated as of October 14, 2025, by and between JPMorgan Chase Bank, National Association and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2025).

10.60
Amended and Restated Guaranty, dated as May 25, 2022, by Granite Point Mortgage Trust Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

10.61
First Amendment to Amended and Restated Guaranty, dated as of August 3, 2023, by and between Citibank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial CB LLC and GP Commercial CB SL Sub LLC. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.62
Second Amendment to Amended and Restated Guaranty, dated as of September 30, 2024, by and between Citibank, N.A. and Granite Point Mortgage Trust Inc. and acknowledged and agreed to by GP Commercial CB LLC and GP Commercial CB SL Sub LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report of Form 10-K filed with the SEC on February 27, 2025).
21.1	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).
97
Granite Point Mortgage Trust Inc. Clawback Policy, as adopted pursuant to Section 954 of the Dodd-Frank Act (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2024)

101
Financial Statements from the Annual Report on Form 10-K of Granite Point Mortgage Trust Inc. for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

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

GRANITE POINT MORTGAGE TRUST INC.
Dated:	March 2, 2026	By:	/s/ John A. Taylor
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

Signature	Title	Date
/s/ John A. Taylor	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2026
John A. Taylor

/s/ Blake N. Johnson	Chief Financial Officer (principal accounting and financial officer)	March 2, 2026
Blake N. Johnson

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 2, 2026
Stephen G. Kasnet

/s/ Tanuja M. Dehne	Director	March 2, 2026
Tanuja M. Dehne

/s/ Patrick G. Halter	Director	March 2, 2026
Patrick G. Halter

/s/ Sheila K. McGrath	Director	March 2, 2026
Sheila K. McGrath

/s/ Lazar Nikolic	Director	March 2, 2026
Lazar Nikolic

/s/ Hope B. Woodhouse	Director	March 2, 2026
Hope B. Woodhouse