Form 10-Q
period 2026-03-31
Granite Point Mortgage Trust Inc.
filed 2026-05-05
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 28, 2026, there were 47,919,625 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

GRANITE POINT MORTGAGE TRUST INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “outlook,” “potential,” “continue,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans or intentions. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical facts or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and estimates are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and estimates will prove to be correct or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2025, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise.
Important factors that may affect our actual results include, among others:
•the general political, economic and competitive conditions in the markets in which we invest and their impact on our investment portfolio, financial condition and business operations;
•a prolonged economic slowdown, including as a result of current global trade tensions and/or tariffs, conflicts in the Middle East, a lengthy or severe recession, severe public health events or declining real estate values, could impair our investments or harm our operations;
•inflationary trends which have led to higher interest rates and increased market volatility;
•reduced demand for office space, including as a result of hybrid work schedules that allow work from remote locations other than the employer’s office premises;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers’ abilities to manage and stabilize properties;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Loans held-for-investment	$1,510,097	$1,683,644
Allowance for credit losses	(147,298)	(145,912)
Loans held-for-investment, net	1,362,799	1,537,732
Cash and cash equivalents	43,555	65,958
Restricted cash	599	14,108
Real estate owned, net	93,239	92,039
Accrued interest receivable	6,978	7,594
Other assets	35,307	37,793
Total Assets (1)	$1,542,477	$1,755,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$347,491	$439,173
Securitized debt obligations	535,716	643,528
Secured credit facility	71,774	71,774
Mortgage loan payable	17,570	17,546
Dividends payable	6,160	6,164
Other liabilities	19,898	24,227
Total Liabilities (1)	998,609	1,202,412
Commitments and Contingencies (see Note 9)
Stockholders’ Equity
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, and 47,919,625 shares and 47,563,643 issued and outstanding, respectively	479	476
Additional paid-in capital	1,194,968	1,195,279
Cumulative earnings	(183,134)	(180,708)
Cumulative distributions to stockholders	(468,652)	(462,442)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	543,743	552,687
Non-controlling interests	125	125
Total Equity	543,868	552,812
Total Liabilities and Stockholders’ Equity	$1,542,477	$1,755,224
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At March 31, 2026, and December 31, 2025, assets of the VIEs totaled $697,388 and $807,051, respectively, and liabilities of the VIEs totaled $536,711 and $644,801, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans held-for-investment	$25,621	$34,327
Cash and cash equivalents	422	817
Total interest income	26,043	35,144
Interest expense:
Repurchase facilities	6,797	11,885
Securitized debt obligations	9,112	12,680
Secured credit facility	1,789	2,539
Mortgage loan payable	327	—
Total interest expense	18,025	27,104
Net interest income	8,018	8,040
Other income (loss):
Revenue from real estate owned operations	3,220	3,094
Benefit from (provision for) credit losses	216	(3,770)
Realized loss on loan sales	(18)	—
Total other income (loss)	3,418	(676)
Expenses:
Compensation and benefits	4,445	5,771
Servicing expenses	743	1,031
Expenses from real estate owned operations	5,760	4,504
Other operating expenses	2,915	3,003
Total expenses	13,863	14,309
Income (loss) before income taxes	(2,427)	(6,945)
Provision for (benefit from) income taxes	(1)	70
Net income (loss)	(2,426)	(7,015)
Dividends on preferred stock	3,601	3,600
Net (loss) income attributable to common stockholders	$(6,027)	$(10,615)
Basic (loss) earnings per weighted average common share	$(0.13)	$(0.22)
Diluted (loss) earnings per weighted average common share	$(0.13)	$(0.22)
Weighted average number of shares of common stock outstanding:
Basic	47,673,711	48,668,667
Diluted	47,673,711	48,668,667

Net (loss) income attributable to common stockholders	$(6,027)	$(10,615)
Comprehensive (loss) income	$(6,027)	$(10,615)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2024	48,801,690	$488	8,229,500	$82	$1,195,823	$(139,556)	$(437,745)	$619,092	$125	$619,217
Net income (loss)	—	—	—	—	—	(7,015)	—	(7,015)	—	(7,015)
Repurchase of common stock	(878,784)	(9)	—	—	(2,516)	—	—	(2,525)	—	(2,525)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,591)	(2,591)	—	(2,591)
Repurchase of common stock for tax withholding on vestings of RSUs	(380,163)	(4)	—	—	(1,098)	—	—	(1,102)	—	(1,102)
Non-cash equity award compensation	846,354	9	—	—	2,401	—	—	2,410	—	2,410
Balance, March 31, 2025	48,389,097	$484	8,229,500	$82	$1,194,610	$(146,571)	$(443,936)	$604,669	$125	$604,794

Balance, December 31, 2025	47,563,643	$476	8,229,500	$82	$1,195,279	$(180,708)	$(462,442)	$552,687	$125	$552,812
Net income (loss)	—	—	—	—	—	(2,426)	—	(2,426)	—	(2,426)
Repurchase of common stock	(172,313)	(2)	—	—	(304)	—	—	(306)	—	(306)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,609)	(2,609)	—	(2,609)
Repurchase of common stock for tax withholding on vestings	(537,929)	(5)	—	—	(907)	—	—	(912)	—	(912)
Non-cash equity award compensation	1,066,224	10	—	—	900	—	—	910	—	910
Balance, March 31, 2026	47,919,625	$479	8,229,500	$82	$1,194,968	$(183,134)	$(468,652)	$543,743	$125	$543,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(2,426)	$(7,015)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(2,046)	(1,970)
Amortization of deferred debt issuance costs	778	1,183
(Benefit from) provision for credit losses	(216)	3,770
Realized losses on loan sales	18	—
Amortization of equity-based compensation	910	2,410
Depreciation and amortization on real estate owned	2,049	1,459
Straight-line rental income	(57)	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	616	(176)
Decrease (increase) in other assets	1,815	(1,531)
Increase (decrease) in other liabilities	(3,849)	(3,840)
Net cash provided by (used in) operating	(2,408)	(5,710)
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(13,761)	(10,086)
Proceeds from loan sales	12,855	—
Proceeds from repayment of loans held-for-investment	176,867	93,960
Capital expenditures related to real estate owned	(2,336)	(303)
Acquisition costs on real estate owned	—	(1,587)
Purchases of other investments	—	(1,905)
Net cash provided by investing activities	173,625	80,079
Cash Flows From Financing Activities:
Principal payments on repurchase facilities	(91,682)	(63,331)
Principal payments on securitized debt obligations	(108,016)	(15,232)
Tax withholding on vestings	(912)	(1,102)
Repurchase of common stock	(306)	(2,525)
Dividends paid on preferred stock	(3,600)	(3,600)
Dividends paid on common stock	(2,613)	(2,621)
Net cash used in financing activities	(207,129)	(88,411)
Net decrease in cash, cash equivalents and restricted cash	(35,912)	(14,042)
Cash, cash equivalents, and restricted cash at beginning of period	80,066	114,470
Cash, cash equivalents, and restricted cash at end of period	$44,154	$100,428
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$17,994	$26,310
Non-cash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$12,873	$—
Dividends declared but not paid at end of period	$6,160	$6,208
Transfers from loan held-for investment and receivables to real estate owned	$—	$71,000
Acquisition of working capital related to real estate owned	$—	$63
Right-of-use lease asset and operating lease liability	$835	$7,239
Principal repayments of loans held-for-investment held by servicer	$—	$1,300
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2026, and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2026, should not be construed as indicative of the results to be expected for future periods or the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates. These include estimates of amount and timing of allowances for credit losses, fair value of certain assets and liabilities, including real estate owned and associated purchase price allocation of fair value, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes to the underlying collateral of loans due to changes in market interest and capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic and capital markets conditions, the broader commercial real estate market, local geographic sub-

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
markets or other factors) will occur in the near term.
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three months ended March 31, 2026.
Equity Incentive Plans
On June 5, 2025, the Company’s stockholders approved an amendment to the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, resulting in the Granite Point Mortgage Trust Inc. Amended and Restated 2022 Omnibus Incentive Plan, or the A&R 2022 Plan. The A&R 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (both non-performance-based units, or RSUs, and performance-based units, or PSUs), dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors.
See Note 12 - Equity Incentive Plans for further details regarding the Equity Incentive Plans.
The cost of equity-based compensation is measured at its fair value at the grant date. Valuation methods used and subsequent expense recognition is dependent upon each award’s service and performance conditions. The Company accounts for forfeitures as they occur. Amortization expense is included within compensation and benefits expense on the consolidated statements of comprehensive (loss) income. Compensation costs for equity-based awards subject only to service conditions are measured at the closing stock price on the grant date and are recognized as expense on a straight-line basis over the requisite service periods for the awards, adjusted for any forfeitures. Compensation costs for equity-based awards subject to market-based performance metrics are measured at the grant date using Monte Carlo simulations, which incorporate assumptions for stock return volatility, dividend yield and risk-free interest rates. These initial valuation amounts are recognized as expense over the requisite performance periods, subject to adjustments only for actual forfeitures. Amortization of equity-based awards (non-cash equity compensation expense) is included within compensation and benefits on the consolidated statements of comprehensive (loss) income.
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
Interim Reporting (Topic 270): Narrow Scope Improvements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, or ASU 2025-11. The new guidance clarifies the information that must be presented in quarterly periods, including improved reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after December 31, 2027, and early adoption is permitted. The Company does not expect a material impact from ASU 2025-11.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of March 31, 2026, and December 31, 2025:

March 31, 2026
(dollars in thousands)	Senior Loans(1)
Unpaid principal balance	$1,514,892
Unamortized net deferred origination fees	(4,795)
Allowance for credit losses	(147,298)
Carrying value	$1,362,799
Unfunded commitments	$68,005
Number of loans	40
Weighted average coupon(3)	5.6%
Weighted average years to maturity(4)	0.5

	December 31, 2025
(dollars in thousands)	Senior Loans(1)	B-Notes(2)	Total
Unpaid principal balance	$1,677,017	$12,950	$1,689,967
Unamortized net deferred origination fees	(6,323)	—	(6,323)
Allowance for credit losses	(145,891)	(21)	(145,912)
Carrying value	$1,524,803	$12,929	$1,537,732
Unfunded commitments	$77,399	$—	$77,399
Number of loans	42	1	43
Weighted average coupon(3)	6.2%	8.0%	6.2%
Weighted average years to maturity(4)	0.5	1.1	0.5
______________________
(1)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans or other investments.
(2)A subordinate loan secured by the same mortgage as the senior loan. During the three months ended March 31, 2026, the B-Note was sold, resulting in a realized loss on loan sale of $(18.0) thousand.
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

(dollars in thousands)	March 31, 2026		December 31, 2025
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$677,307	49.7%	$670,061	43.6%
Multifamily	379,432	27.8%	480,737	31.3%
Hotel	90,222	6.6%	106,208	6.9%
Retail	60,865	4.5%	126,757	8.2%
Industrial	113,869	8.4%	113,791	7.4%
Other	41,104	3.0%	40,178	2.6%
Total	$1,362,799	100.0%	$1,537,732	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	March 31, 2026		December 31, 2025
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$385,065	28.3%	$384,371	25.0%
Southwest	334,966	24.6%	330,382	21.5%
West	155,870	11.4%	233,741	15.2%
Midwest	154,816	11.4%	259,115	16.9%
Southeast	332,082	24.3%	330,123	21.4%
Total	$1,362,799	100.0%	$1,537,732	100.0%
Loan Portfolio Activity
The following tables summarize activity related to loans held-for-investment, net of allowance for credit losses, for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31, 2026
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$1,683,644	$(145,912)	$1,537,732
Originations, additional fundings, upsizing of loans and capitalized deferred interest(1)	14,279	—	14,279
Repayments	(176,481)	—	(176,481)
Transfers to loans held-for-sale, net of discount at time of transfer	(12,873)	—	(12,873)
(Decrease) increase from net deferred fees	(128)	—	(128)
Amortization of net deferred fees	1,656	—	1,656
Benefit from (provision for) credit losses	—	(1,086)	(1,086)
Recoveries of previous write-offs	—	(300)	(300)
Balance at end of period	$1,510,097	$(147,298)	$1,362,799

	Three Months Ended March 31, 2025
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$2,097,375	$(199,727)	$1,897,648
Originations, additional fundings, upsizing of loans and capitalized deferred interest	10,475	—	10,475
Repayments	(83,781)	—	(83,781)
Transfers to real estate owned(2)	(63,353)	—	(63,353)
(Decrease) increase from net deferred fees	(329)	—	(329)
Amortization of net deferred fees	1,910	—	1,910
Provision for credit losses	—	(2,193)	(2,193)
Write-offs	(24,638)	24,638	—
Balance at end of period	$1,937,659	$(177,282)	$1,760,377
______________________
(1)Includes fundings of $1.4 million of other investments classified as loans held-for-investment during the three months ended March 31, 2026.
(2)Total transfers to real estate owned of $71.0 million comprised of $63.4 million of loans held-for-investment and $7.6 million in related receivables.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the three months ended March 31, 2026, and 2025 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Three Months Ended March 31, 2026
Balance at beginning of period	$104,466	$41,446	$145,912	$2,517	$148,429
Provision for (benefit from) credit losses	14,869	(13,783)	1,086	(1,302)	(216)
Recoveries of previous write-offs	300	—	300	—	300
Balance at end of period	$119,635	$27,663	$147,298	$1,215	$148,513

Three Months Ended March 31, 2025
Balance at beginning of period	$154,687	$45,040	$199,727	$1,303	$201,030
Provision for (benefit from) credit losses	4,204	(2,011)	2,193	1,577	3,770
Write-off	(24,638)	—	(24,638)	—	(24,638)
Balance at end of period	$134,253	$43,029	$177,282	$2,880	$180,162
______________________
(1)The current expected credit loss, or CECL, reserve for unfunded commitments is included in “Other liabilities” on the condensed consolidated balance sheets.
During the three months ended March 31, 2026, the Company recorded a net increase of $0.1 million in its total allowance for credit losses on its loan portfolio primarily due to a provision for credit losses on three loans that were individually assessed for the first time, largely offset by a benefit from credit losses in the general reserve due to improving macroeconomic forecasts.
As of March 31, 2026, the Company had seven collateral-dependent loans with an aggregate principal balance of $333.6 million, for which the Company recorded an allowance for credit losses of $119.6 million. The performance of the collateral properties securing these loans, which include two office buildings, one retail property, two hotel properties and two multifamily properties, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, and a higher cost of capital driven by elevated interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 8 - Fair Value, for further detail on the fair value measurement of these loans.
Nonaccrual Loans
The following table presents the changes in the amortized cost of loans held-for-investment on nonaccrual status for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Nonaccrual loan amortized cost at beginning of period	$277,496	$453,052
Addition of nonaccrual loan amortized cost	65,873	—
Reduction of nonaccrual loan amortized cost	(150)	(98,341)
Nonaccrual loan amortized cost at end of period	$343,219	$354,711
As of March 31, 2026, the Company had seven senior loans, and four other investments classified as loans held-for-investment, with a total unpaid principal balance of $344.0 million and amortized cost of $343.2 million that were held on nonaccrual status, compared to five senior loans with a total unpaid principal balance of $354.9 million and amortized cost of $354.7 million that were held on nonaccrual status as of March 31, 2025. All other loans were considered current with respect to principal and interest payments due as of March 31, 2026, and 2025.
Loan Modifications
As part of its asset and portfolio management strategy, the Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan’s maturity, and/

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
or deferral of scheduled principal payments. In exchange for a modification, the Company may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or fees, among other items.
During the 12 months ended March 31, 2026, the Company entered into the following four loan modifications that met the disclosure requirements pursuant to ASC 326.
During the three months ended March 31, 2026, the Company completed the modification of a senior loan secured by an office property located in New York, NY, and the related unsecured note and equity interest classified as loans held-for-investment. As of March 31, 2026 and December 31, 2025, the senior loan had a principal balance and amortized cost of $69.2 million and $69.1 million, respectively. The terms of the senior loan modification included, among other things, a 1-year extension of the fully-extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027. The modification of the unsecured note and equity interest included, among other things, (i) a 1-year extension of the fully-extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027, (ii) a $4.8 million upsizing of the total commitment of the unsecured note, and (iii) a $0.1 million investment in exchange for an additional equity interest of 5%. The unsecured note earns deferred interest, which carries an accrual rate of 11%. Due to the uncertainty of collection of any unsecured note interest, the Company is not accruing any income on the unsecured note. As of March 31, 2026, the senior loan, unsecured note and equity interest had an aggregate principal balance and amortized cost of $73.4 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of March 31, 2026.
During the three months ended December 31, 2025, the Company completed the modification of a senior loan secured by an office property located in Encino, CA. As of March 31, 2026, and December 31, 2025, the senior loan had a principal balance of $43.5 million and $43.4 million, respectively, and an amortized cost of $43.4 million and $43.2 million, respectively. The terms of the modification included, among other things; (i) a two-year extension of the fully extended maturity date to October 9, 2028; and (ii) a $3.8 million upsizing of the total commitment of the loan. Additionally, the Company made a $1.6 million non-controlling preferred equity investment in a limited liability company, or LLC, that is the borrower of the senior loan with an initial redemption date of October 9, 2026, which is determined by the maturity date of the associated senior loan. The Company may invest up to an additional $2.0 million in the preferred equity investment. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 12%. Due to the uncertainty of collection of any preferred equity investment accrued amounts, the Company is not accruing any income on the preferred equity investment. The preferred equity investment is included in the Company's consolidated balance sheets within loans held-for-investment. As of March 31, 2026, the senior loan and preferred equity investment had an aggregate principal balance of $45.2 million and an aggregate amortized cost of $45.0 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of March 31, 2026.
During the three months ended September 30, 2025, the Company completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of March 31, 2026, and December 31, 2025, the loan had a principal balance of $27.3 million and $26.9 million, respectively, and an amortized cost of $27.3 million and $26.9 million, respectively. The terms of the modification included, among other things: (i) an extension of the fully extended maturity date to May 9, 2026; and (ii) a $2.5 million upsizing of the total commitment of the loan, resulting in an aggregate $3.7 million upsizing of the total commitment when considering other modifications occurring during the 12 months ended March 31, 2026. Due to the uncertainty with respect to the collection of future principal and interest, the loan was deemed collateral dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of March 31, 2026.
During the three months ended June 30, 2025, the Company completed the modification of a senior loan secured by a hotel property located in Minneapolis, MN. As of March 31, 2026, and December 31, 2025, the loan had a principal balance of $39.4 million and $38.0 million, respectively, and an amortized cost of $39.4 million and $38.0 million, respectively. The terms of the modification included, among other things: (i) a three-year extension of the fully extended maturity date to May 9, 2028, with one 12-month option to extend to May 9, 2029; (ii) a restructuring of the loan into a senior note and a subordinate note that was immediately charged off; and (iii) an accrued pay spread. As a result of the modification, the Company recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses. The senior note was performing pursuant to its modified contractual terms as of March 31, 2026.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of March 31, 2026, and December 31, 2025:

(dollars in thousands)	March 31, 2026			December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$106,541	$105,840	7	$293,896	$292,614
2	6	204,120	202,684	8	268,935	265,628
3	19	674,457	658,000	20	706,363	676,253
4	6	265,120	240,960	4	172,086	159,618
5	5	264,654	155,315	4	248,687	143,619
Total	40	$1,514,892	$1,362,799	43	$1,689,967	$1,537,732
As of March 31, 2026, the weighted average risk rating of the Company’s loan held-for-investment portfolio was 3.2, versus 2.9 as of December 31, 2025, weighted by unpaid principal balance. The change in portfolio risk rating as of March 31, 2026, versus December 31, 2025, is mainly a result of select loan downgrades, two loan repayments with a risk rating of “1” and one loan sale with a risk rating of “1” during the three months ended March 31, 2026.
As of March 31, 2026, the Company assigned a risk rating of “5” to five senior loans with an aggregate outstanding principal balance of $264.7 million. These loans were assigned a risk rating of “5” resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property specific operating performance and due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties.
The following tables present the carrying value of loans held-for-investment as of March 31, 2026, and December 31, 2025, by risk rating and year of origination:

	March 31, 2026
(dollars in thousands)	Origination Year
Risk Rating	2026	2025	2024	2023	2022	Prior	Total
1	$—	$—	$—	$—	$46,551	$59,289	$105,840
2	—	—	—	—	68,342	134,342	202,684
3	—	—	—	—	107,183	550,817	658,000
4	—	—	—	55,991	—	184,969	240,960
5	—	—	—	—	34,818	120,497	155,315
Total	$—	$—	$—	$55,991	$256,894	$1,049,914	$1,362,799

Gross write-offs	$—	$—	$—	$—	$—	$—	$—

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2025
(dollars in thousands)	Origination Year
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$113,678	$37,477	$141,459	$292,614
2	—	—	—	113,940	151,688	—	265,628
3	—	—	54,844	60,395	161,020	399,994	676,253
4	—	—	—	—	62,556	97,062	159,618
5	—	—	—	34,818	—	108,801	143,619
Total	$—	$—	$54,844	$322,831	$412,741	$747,316	$1,537,732

Gross write-offs	$—	$—	$—	$—	$(15,361)	$(65,137)	$(80,498)
Note 4. Real Estate Owned, Net
As of March 31, 2026, assets and liabilities related to two REO office properties, one located in Miami Beach, FL, and one located in Maynard, MA. The Company accounted for these as asset acquisitions. As of March 31, 2026, the carrying value of the Company’s REO, net is $98.2 million, which includes $5.0 million in other assets and other liabilities on the consolidated balance sheets.
The following table presents the REO assets and liabilities included in our consolidated balance sheets:

(in thousands)	March 31, 2026	December 31, 2025
Building and building improvements	$88,675	$86,350
Land and land improvements	10,394	10,396
Accumulated Depreciation	(5,830)	(4,707)
Real estate owned, net	$93,239	$92,039

Intangible real estate assets	$18,844	$18,909
Accumulated amortization	(6,515)	(5,615)
Intangible real estate assets, net(1)	$12,329	$13,294

Lease liability	$(7,237)	$(7,239)
Intangible real estate liabilities	(196)	(195)
Accumulated amortization	74	61
Real estate liabilities, net(2)	$(7,359)	$(7,373)
_____________________
(1)Included in “Other assets” on the condensed consolidated balance sheets.
(2)Included in “Other liabilities” on the condensed consolidated balance sheets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2026, and 2025:

(in thousands)	Three Months Ended March 31,
Real Estate Owned, Net	2026	2025
Rental income
Minimum lease payments	$2,114	$2,291
Variable lease payments	792	189
Total rental income	2,906	2,480
Other operating income	314	614
Revenue from real estate owned operations	3,220	3,094
Expenses from real estate owned operations (1)	(5,760)	(4,504)
Total	$(2,540)	$(1,410)
______________________
(1) Includes $(2.0) million and $(1.4) million of depreciation and amortization for the three months ended March 31, 2026, and 2025, respectively.
The following table presents the amortization of lease intangibles included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2026, and 2025:

(in thousands)		Three Months Ended March 31,
	Income Statement Location	2026	2025
Asset
In-place lease intangibles	Expenses from real estate owned operations	$778	$735
Lease commissions	Expenses from real estate owned operations	105	61
Above-market lease intangibles	Revenue from real estate owned operations	(57)	(70)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	14	8
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities
2026	$1,837	$118	$344	$(42)
2027	1,135	74	460	(27)
2028	1,085	57	446	(27)
2029	807	15	440	(26)
2030	369	—	299	—
Thereafter	189	—	470	—
The weighted average remaining amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions and below-market lease intangibles as of March 31, 2026, were 3.6 years, 2.3 years, 5.9 years and 3.2 years, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of March 31, 2026:

(in thousands)	Contractual Lease Payments
2026	$5,747
2027	6,801
2028	6,725
2029	6,527
2030	3,995
Thereafter	7,160
The weighted average minimum remaining term of the non-cancelable leases was approximately 4.4 years as of March 31, 2026.
Impairment Losses
No impairment losses were recorded during the three months ended March 31, 2026, and 2025.
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Loans held-for-investment	$716,485	$823,655
Allowance for credit losses	(23,136)	(21,689)
Loans held-for-investment, net	693,349	801,966
Restricted cash	—	31
Other assets	4,039	5,054
Total Assets	$697,388	$807,051
Securitized debt obligations	$535,716	$643,528
Other liabilities	995	1,273
Total Liabilities	$536,711	$644,801
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the Company’s CRE CLO securitized debt obligations as of March 31, 2026, and December 31, 2025:

(dollars in thousands)	March 31, 2026			December 31, 2025
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets	$438,084	$416,977	S+3.9%	$464,162	$446,569	S+3.9%
Financing provided	332,115	332,080	S+2.0%	358,193	357,954	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets	279,972	276,372	S+3.7%	361,910	355,428	S+3.6%
Financing provided	203,636	203,636	S+3.0%	285,574	285,574	S+2.7%
Total
Collateral assets	$718,056	$693,349	S+3.8%	$826,072	$801,997	S+3.7%
Financing provided	$535,751	$535,716	S+2.4%	$643,767	$643,528	S+2.3%
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
Other Investments
As of March 31, 2026, the Company held $10.4 million in non-controlling other investments in limited partnerships, or LPs, and LLCs with the borrower entities of four loans held-for-investment by the Company. The Company may invest up to an additional aggregate $8.4 million in the form of other investments in these entities and is included within total unfunded commitments of loans held-for-investment as disclosed in Note 9 - Commitments and Contingencies.
The other investments in LPs and LLCs are considered VIEs, and the Company’s investments and loans are considered variable interests in the VIEs. The Company is not the primary beneficiary of the VIEs because it does not have the power to direct the activities of the entity that most significantly impact the entity’s performance as all decisions are directed by the unaffiliated general partner of the LPs and LLCs and, thus, does not consolidate the investee LPs and LLCs. The other investments are included in the Company's condensed consolidated balance sheets within loans held-for-investment with a maturity date corresponding to the associated senior loan.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of March 31, 2026, and December 31, 2025:

	March 31, 2026
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	$52,325	$197,675	$250,000	$117,125	6.4%
JPMorgan Chase Bank	July 28, 2026	222,679	202,321	425,000	346,383	6.3%
Citibank(4)	April 27, 2026	72,487	177,513	250,000	103,121	5.4%
Total		$347,491	$577,509	$925,000	$566,629
Secured credit facility	December 21, 2026	$71,774	$28,226	$100,000	$99,819	9.4%
Mortgage loan payable(5)	October 3, 2030	$18,000	$—	$18,000	$36,278	6.7%

	December 31, 2025
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	$52,444	$197,556	$250,000	$119,715	6.5%
JPMorgan Chase Bank	July 28, 2026	314,242	147,574	461,816	446,849	7.2%
Citibank(4)	April 27, 2026	72,487	177,513	250,000	102,471	5.4%
Total		$439,173	$522,643	$961,816	$669,035
Secured credit facility	December 21, 2026	$71,774	$28,226	$100,000	$98,772	9.5%
Mortgage loan payable(5)	October 3, 2030	$18,000	$—	$18,000	$35,060	6.8%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of March 31, 2026, and December 31, 2025.
(3)Collateral value includes real estate owned with a carrying value of $61.9 million as of March 31, 2026, and $62.9 million as of December 31, 2025.
(4)Subsequent to March 31, 2026, the Company exercised an option to extend the maturity date to April 26, 2027.
(5)Mortgage loan payable balance net of unamortized debt issuance costs is $17.6 million as of March 31, 2026, and $17.5 million as of December 31, 2025.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at March 31, 2026, and December 31, 2025:

	March 31, 2026				December 31, 2025
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$52,325	$65,498	12%	0.24	$52,444	$69,097	12%	0.49
JPMorgan Chase Bank	222,679	135,821	25%	0.33	314,242	149,946	27%	0.57
Citibank	72,487	32,327	6%	0.07	72,487	32,657	6%	0.32
Total	$347,491	$233,646			$439,173	$251,700
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of March 31, 2026, the Company’s unrestricted cash was $43.6 million, while 5.0% of the Company’s recourse indebtedness was $4.9 million.
•Tangible net worth must be greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million. As of March 31, 2026, the Company’s tangible net worth was $692.3 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of March 31, 2026, the Company’s target asset leverage ratio was 63.2% and the Company’s total leverage ratio was 59.0%.
•Minimum interest coverage of no less than 1.3:1.0. As of March 31, 2026, the Company’s interest coverage ratio was 1.4:1.0.
As of March 31, 2026, and December 31, 2025, the Company was in compliance with its financial covenants.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of March 31, 2026, the Company held $0.6 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $14.1 million as of December 31, 2025. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of March 31, 2026, the Company held no restricted cash related to the CRE CLOs, compared to $31.0 thousand in restricted cash related to the CRE CLOs as of December 31, 2025.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$43,555	$65,958
Restricted cash	599	14,108
Total cash, cash equivalents and restricted cash	$44,154	$80,066
Note 8. Fair Value
Fair Value Measurements
Accounting Standards Codification 820, Fair Value Measurements, or ASC 820, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., market-based or observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs) resulting in the use of management assumptions. Additionally, ASC 820 requires an entity to consider all aspects of non-performance risk, including the entity’s own credit standing, when measuring fair value of a liability.

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
Recurring Fair Value
As of March 31, 2026, and December 31, 2025, the carrying values and fair values of cash and cash equivalents and restricted cash are measured at fair value on a recurring basis. No other assets or liabilities held by the Company are measured at fair value on a recurring basis.
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
As of March 31, 2026, the Company deemed seven of its loans held-for-investment with an aggregate outstanding principal balance of $333.6 million to be collateral dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and would be classified as Level 3 assets in the fair value hierarchy.
As of March 31, 2026, five of these loans, with an aggregate outstanding principal balance of $242.2 million, were valued using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value on these loans as of March 31, 2026, include the exit capitalization rate, which ranged from 6.00% to 13.00%, and the discount rate, which ranged from 7.75% to 15.00%. As of March 31, 2026, the weighted average exit capitalization rate by the estimated collateral fair value and weighted average discount rate by the estimated collateral fair value were 8.87% and 11.48%, respectively.
As of March 31, 2026, two loans with an outstanding principal balance of $91.5 million were valued using the estimated proceeds from the sale of the underlying collateral property, less the estimated costs to sell.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
•The Company’s mortgage loan payable has a floating rate based on an index plus a credit spread consistent with market expectations. Accordingly, the interest rate on this borrowing is at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of this liability as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$1,362,799	$1,392,514	$1,537,732	$1,579,793
Cash and cash equivalents	$43,555	$43,555	$65,958	$65,958
Restricted cash	$599	$599	$14,108	$14,108
Liabilities
Repurchase facilities	$347,491	$347,491	$439,173	$439,173
Securitized debt obligations	$535,716	$521,128	$643,528	$628,079
Secured credit facility	$71,774	$71,774	$71,774	$71,774
Mortgage loan payable	$17,570	$17,570	$17,546	$17,546
Note 9. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2026:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of March 31, 2026.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of March 31, 2026, and December 31, 2025, the Company had unfunded loan commitments of $68.0 million and $77.4 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of March 31, 2026, the Company recognized $1.2 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 10. Preferred Stock
Series A Preferred Stock
Holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at a fixed rate of 7.00% per annum to, but excluding, January 15, 2027, and thereafter at a floating rate equal to the three-month Term of Standard Overnight Financing Rate, or SOFR, plus a spread of 5.83% per annum; provided, however, in no event will the floating rate be lower than 7.00% per annum. During each of the three months ended March 31, 2026 and 2025, the Company declared dividends on the Series A Preferred Stock of $3.6 million.
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
Note 11. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three months ended March 31, 2026, and 2025:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2026
March 13, 2026	April 1, 2026	April 15, 2026	$0.05
			$0.05
2025
March 13, 2025	April 1, 2025	April 15, 2025	$0.05
			$0.05

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 3,000,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended March 31, 2026, under its share repurchase program, the Company repurchased 172,313 shares of its common stock for an aggregate cost, inclusive of commissions paid, of $0.3 million. As of March 31, 2026, there remained 2,464,148 shares authorized for repurchase under the Company’s share repurchase program.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three months ended March 31, 2026, and 2025:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2026
March 13, 2026	April 1, 2026	April 15, 2026	$0.4375
			$0.4375
2025
March 13, 2025	April 1, 2025	April 15, 2025	$0.4375
			$0.4375
Note 12. Equity Incentive Plans
On June 2, 2022, the Company’s stockholders approved the adoption of the Granite Point Mortgage Trust Inc. 2022 Omnibus Incentive Plan, or the 2022 Plan. With the adoption of the 2022 Plan, no new equity awards could be granted under the Granite Point Mortgage Trust Inc. 2017 Equity Incentive Plan, or the 2017 Plan, but previously granted equity awards remained outstanding under the 2017 Plan until December 31, 2025, when the last of such awards vested in full.
On June 5, 2025, the Company’s stockholders approved an amendment to the 2022 Plan, resulting in the Granite Point Mortgage Trust Inc. Amended and Restated 2022 Omnibus Incentive Plan, or the A&R 2022 Plan. The amendment increased the number of shares of common stock that had been available for issuance under the 2022 Plan by 10,000,000. The A&R 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of March 31, 2026, the Company had 14,566,630 shares of common stock available for future issuance under the A&R 2022 Plan, including shares subject to outstanding equity awards.

The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three months ended March 31, 2026:

	RSUs	Target Number of PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2025	3,547,929	2,262,381	$3.60
Granted	750,000	1,000,000	$1.53
Vested	(1,027,948)	(38,276)	$4.04
Forfeited	—	(599,717)	$5.04
Outstanding at March 31, 2026	3,269,981	2,624,388	$2.76

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Below is a summary of RSU and PSU vesting dates as of March 31, 2026:

Vesting Year	RSUs	Target Number of PSUs(1)	Total Awards
2026	300,616	—	300,616
2027	2,039,466	637,550	2,677,016
2028	679,892	986,838	1,666,730
2029	250,007	1,000,000	1,250,007
Total	3,269,981	2,624,388	5,894,369
____________________
(1)The PSUs’ vesting date is based on the performance criteria determination date and not the performance criteria service end date. The determination date will occur in the first quarter of the following year after the performance criteria service date has passed. The table above reflects the year of the determination date.
The Company’s RSUs are subject to time-based vesting schedules. For the three months ended March 31, 2026, the Company recognized $1.4 million of compensation expense associated with these awards, compared to $2.6 million for the three months ended March 31, 2025, within compensation and benefits expense on the condensed consolidated statements of income. As of March 31, 2026, $3.9 million of total unrecognized compensation cost for awards of RSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.8 years.
During the three months ended March 31, 2026, the Company granted 1,000,000 target number of PSUs, or the 2026 PSUs, to certain eligible employees pursuant to the terms of the A&R 2022 Plan and the associated award agreements, of which 50% are based on the Company’s total shareholder return compared to a peer group and 50% are based on absolute share price performance. The estimated fair value of these awards was $1.48 and $1.24 per unit on grant date, respectively, which was determined using a Monte Carlo simulation. The 2026 PSUs will vest promptly following the completion of a three-year performance period, as long as such grantee complies with the terms and conditions of the applicable award agreement. The number of underlying shares of common stock that vest and that the grantee is entitled to receive at the time of vesting will be determined based on the level of achievement of the market-based performance goals during the performance period and will range from 0% to 200% of the target number of 2026 PSUs granted. The 2026 PSUs entitle the grantee to dividend equivalent rights during the performance period with respect to units earned through satisfaction of the performance goals, to be paid in cash upon vesting. In the event that a 2026 PSU is forfeited, the related accrued dividend equivalent rights shall be forfeited. There were 1,000,000 target number of 2026 PSUs awarded outstanding as of March 31, 2026. No 2026 PSU awards were outstanding as of December 31, 2025.
The number of PSUs granted in 2024 and 2025, or the Pre-2026 PSUs, that will vest depends on the Company’s performance over a three-year period with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of Pre-2026 PSUs and outstanding as of March 31, 2026, may vest at the end of their respective performance periods based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs that the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria. The target number of Pre-2026 PSUs outstanding as of March 31, 2026, and December 31, 2025, were 1,624,388 and 2,262,381, respectively.
For the three months ended March 31, 2026, the Company recognized $(0.5) million of compensation expense associated with PSUs, compared to $(0.2) million, for the three months ended March 31, 2025, within compensation and benefits expenses on the condensed consolidated statements of income. As of March 31, 2026, $2.4 million of total unrecognized compensation cost for awards of PSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 2.2 years.
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
Note 14. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2026, and 2025:

	Three Months Ended
	March 31,
(in thousands, except share data)	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(6,027)	$(10,615)
Dividends allocated to participating restricted stock units	(163)	(188)
Net (loss) income attributable to common stockholders - basic and diluted	$(6,190)	$(10,803)
Denominator:
Average common shares outstanding - basic and diluted	47,673,711	48,668,667
(Loss) earnings per share:
Basic	$(0.13)	$(0.22)
Diluted	$(0.13)	$(0.22)
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. During the three months ended March 31, 2026, and 2025, 1,146,634 and 1,069,355 weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive. For the three months ended March 31, 2026, and 2025, under both the two-class method and the treasury stock method, no shares were included in the dilutive earnings per share denominator, as their inclusion would have been antidilutive.
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. For the three months ended March 31, 2026, and 2025, under both the two-class method and treasury stock method, no incremental shares of unvested PSUs were included in the dilutive earnings per share denominator.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 16. Subsequent Events
Events subsequent to March 31, 2026, were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recent Developments
Macroeconomic Environment
The past several quarters have been characterized by continued volatility in the global securities markets. Volatility was likely driven by investor concerns over the conflicts in the Middle East, tariffs, inflation, interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. During the quarter, financial institutions were affected by certain events which also contributed to global markets volatility, diminished liquidity and credit availability.
During 2025, the Federal Reserve reduced interest rates three times by 25 basis points in each instance. The timing, direction and extent of any future interest rate changes remain uncertain, and interest rates remained at an elevated level. Absent other factors, our business model is such that higher interest rates should generally correlate to higher net interest income. However, interest rates have remained elevated for an extended period of time, adversely affecting our existing borrowers and the cost of financing their properties. Continued higher interest rates may further impact our borrowers and lead to non-performance, as well as dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Higher interest rates have adversely impacted, and may continue to adversely impact, commercial real estate property values. It remains difficult to predict the full impact of recent events, interest rate fluctuation, and inflation on macroeconomic conditions and our business.
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

First Quarter 2026 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(6.0) million, or $(0.13) per basic share.
•Generated Distributable (Loss) to common stockholders of $(3.0) million, or $(0.06) per basic share, which excludes $0.2 million in benefit from credit losses, $(0.9) million of equity compensation expense and $(2.0) million of depreciation and amortization on REO.
•Generated Distributable (Loss) Before Realized Gains and Losses to common stockholders of $(3.3) million, or $(0.07) per basic share.
•Recorded an increase to the allowance for credit losses of $0.1 million, for a total allowance of credit losses of $148.5 million, or approximately 9.4% of total loan commitments of $1.6 billion at March 31, 2026.
•Book value per share of common stock at March 31, 2026, was $7.05, inclusive of $(3.10) per basic common share of total CECL reserve.
•Declared common stock dividends of $2.6 million, or $0.05 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Realized $(189.4) million of total unpaid principal balance in loan repayments, loan sales, principal paydowns, principal amortization and cost recovery.
•Funded $14.3 million of prior loan commitments and upsizes, including $0.4 million of capitalized deferred interest.
•Ended the quarter with a portfolio of 40 loan investments with an aggregate unpaid principal balance of $1.5 billion and total commitments of $1.6 billion, a weighted average stabilized LTV at origination of 66.0%, and a weighted average all-in yield at origination of S+3.96%.
Corporate Financing Activity:
•Repurchased 172,313 shares of common stock at a weighted average purchase price of $1.74 for an aggregate purchase amount of $0.3 million.
•Repaid $91.6 million of borrowings under the JP Morgan repurchase facility, resulting in a 0.61% reduction of the weighted average cost of funds of repurchase agreements.
Liquidity:
•At March 31, 2026, carried unrestricted cash of $43.6 million, a portion of which is subject to certain liquidity covenants.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. For the three months ended March 31, 2026, we recorded a GAAP net (loss) per basic common share of $(0.13), declared cash dividends of $0.05 per share of common stock and reported Distributable (Loss) of $(0.06) per basic common share. Our book value as of March 31, 2026, was $7.05 per share of common stock, inclusive of $(3.10) per share of total CECL reserves.
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
(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three months ended March 31, 2026, and 2025:

	Three Months Ended
	March 31,
(in thousands, except share data)	2026	2025
Net (loss) attributable to common stockholders	$(6,027)	$(10,615)
Basic and diluted weighted average common shares outstanding	47,673,711	48,668,667
Basic (loss) per weighted average common share	$(0.13)	$(0.22)
Diluted (loss) per weighted average common share	$(0.13)	$(0.22)
Dividend declared per common share	$0.05	$0.05

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
While Distributable Earnings (Loss) excludes the impact of the unrealized non-cash current provision for credit losses, we expect to only recognize such potential credit losses in Distributable Earnings (Loss) if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings (Loss) will equal the difference between the cash received, or expected to be received, and the carrying value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan. During the three months ended March 31, 2026, and 2025, we recorded a (benefit from) provision for credit losses of $(0.2) million and $3.8 million, respectively, which has been excluded from Distributable Earnings (Loss), consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above. During the three months ended March 31, 2026, and 2025, we recorded $(2.0) million and $(1.4) million, respectively, in depreciation and amortization on REO and related intangibles, which has been excluded from Distributable Earnings (Loss) consistent with other unrealized gains (losses) and other non-cash items pursuant to our existing policy for reporting Distributable Earnings (Loss) referenced above.
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

The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (Loss) Before Realized Gains and Losses and Distributable Earnings (Loss) for the three months ended March 31, 2026, and 2025:

	Three Months Ended
	March 31,
(in thousands, except share data)	2026	2025
Reconciliation of GAAP net (loss) income to Distributable Earnings (Loss):
GAAP net (loss) income attributable to common stockholders	$(6,027)	$(10,615)
Adjustments:
(Benefit from) provision for credit losses	(216)	3,770
Depreciation and amortization on real estate owned	2,006	1,397
Realized loss on loan sale	18	—
Non-cash equity compensation	910	2,410
Distributable Earnings (Loss) Before Realized Gains and Losses	$(3,309)	$(3,038)
Realized losses on write-offs	—	(24,638)
Recoveries of previous write-offs	300	—
Realized (loss) gain on loan sale	(18)	—
Distributable Earnings (Loss)	$(3,027)	$(27,676)
Distributable Earnings (Loss) per basic weighted average common share	$(0.06)	$(0.57)
Distributable Earnings (Loss) per diluted weighted average common share	$(0.06)	$(0.57)
Distributable Earnings (Loss) Before Realized Gains and Losses per basic weighted average common share	$(0.07)	$(0.06)
Distributable Earnings (Loss) Before Realized Gains and Losses per diluted weighted average common share	$(0.07)	$(0.06)
Basic weighted average common shares	47,673,711	48,668,667
Diluted weighted average common shares	47,673,711	48,668,667
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of March 31, 2026, and December 31, 2025:

(in thousands, except share data)	March 31, 2026	December 31, 2025
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	$543,743	$552,687
Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$338,005	$346,949
Shares:
Common shares outstanding	47,919,625	47,563,643
Book value per share of common stock	$7.05	$7.29
Book value per share as of March 31, 2026, includes the impact of an estimated allowance for credit losses of $148.5 million, or $(3.10) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.
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
Interest-earning assets include our 100% loan investment portfolio. At March 31, 2026, our loan portfolio was comprised of 40 investments, all of which were senior first mortgage loans totaling $1.6 billion of commitments with an unpaid principal balance of $1.5 billion. At March 31, 2026, the weighted average risk rating of our loan portfolio was 3.2 as compared to 2.9 at December 31, 2025, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of March 31, 2026, we held two REO office properties with an aggregate carrying value of $98.2 million, inclusive of $12.3 million of intangible and other assets included in other assets and $(7.4) million of unfavorable and other lease liabilities in our Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2026, we funded $14.3 million under existing loan commitments, loan upsizes, deferred capitalized interest and other investments. We realized $(189.4) million in aggregate reductions in portfolio unpaid principal balance from loan repayments, loan sales, principal paydowns, principal amortization and cost recoveries. See Note 3 — Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Other loan fundings(1)	$13,889	$10,415
Deferred interest capitalized	390	60
Transfers to real estate owned	—	(63,353)
Loan repayments	(176,481)	(83,859)
Loan write-offs	—	(24,638)
Loan sales	(12,873)	—
Total loan activity, net	$(175,075)	$(161,375)
______________________
(1)Includes $1.4 million in fundings of other investments classified as loans held-for-investment during the three months ended March 31, 2026.
The following table details overall statistics for our loan portfolio as of March 31, 2026:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	40
Total loan commitments	$1,582,897
Unpaid principal balance	$1,514,892
Unfunded loan commitments	$68,005
Carrying value	$1,362,799
Weighted-average cash coupon(1)	S+3.64%
Weighted-average all-in yield(2)	S+3.96%
Stabilized LTV(3)	66.0%
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

The following table provides detail of our loan held-for-investment portfolio as of March 31, 2026:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	10/19	$95.1	$91.1	$91.1	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)(9)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior(10)	12/19	79.0	73.4	73.4	S+3.30%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	12/18	78.1	72.6	72.6	S+4.70%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	06/19	76.7	76.5	76.2	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior(7)(9)	07/19	76.0	76.0	75.9	S+3.74%	S+4.32%	3.0	IL	Retail	70.0%	64.4%
Senior	12/23	66.3	63.9	63.9	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior(7)	07/22	53.5	52.8	52.3	S+2.78%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior(7)	06/21	53.1	48.0	47.8	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(13)	09/21	51.6	45.2	45.0	S+3.23%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	04/22	48.7	46.9	46.5	S+3.23%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	03/22	46.9	46.9	46.7	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	46.4	46.3	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	08/21	45.8	45.4	45.3	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	02/22	42.4	42.4	42.2	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	09/21	39.4	39.4	39.4	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior(8)	11/21	39.0	36.4	35.5	5.75%	S+3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	07/16	38.4	37.7	37.6	S+5.05%	S+4.99%	4.0	VA	Office	62.8%	61.5%
Senior	04/22	36.3	35.1	34.3	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior(12)	11/21	35.5	35.0	35.0	S+2.93%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/20	34.9	27.1	27.1	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior	08/19	32.8	31.3	31.2	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior(11)	03/19	32.7	31.8	31.7	S+2.76%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	04/22	29.1	27.6	27.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior(7)	01/18	27.9	27.3	27.3	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	03/22	27.2	26.7	26.6	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	10/21	25.7	25.7	25.6	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	12/21	24.7	17.5	17.5	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior(7)(9)	05/21	23.9	21.0	21.0	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	02/20	21.8	21.8	21.7	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior	06/19	21.0	20.3	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	18.0	18.0	17.9	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	06/21	16.7	14.2	14.2	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	07/19	15.6	13.7	13.7	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior(7)	10/18	15.4	15.4	15.4	S+6.21%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	08/17	15.4	15.4	15.4	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	14.2	14.1	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	06/19	11.5	11.1	11.1	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.4	7.0	7.0	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(147.3)
Total/Weighted Average Loans		$1,582.9	$1,514.9	$1,362.8	S+3.64%	S+3.96%	3.0			69.4%	66.0%
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
(5)Initial loan-to-value ratio, or initial LTV at origination, is calculated as the initial loan amount (plus any financing that is pari passu with or senior to such loan) divided by the as is appraised value (as determined in conformance with the Uniform Standards of Professional Appraisal Practice, or USPAP) as of the date of the loan was originated, as set forth in the original appraisal.
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
(7)Loan was held on nonaccrual status as of March 31, 2026.
(8)Completed a modification with an effective date of July 12, 2024, that included an adjustment in rate to a fixed-rate coupon rate of 5.75%, adjusted from a floating-rate coupon of S+3.40%.
(9)As of March 31, 2026, the loan was in maturity default.
(10)Includes total other investments of $4.2 million, inclusive of a $3.6 million unsecured loan with a fixed rate of 11% deferred until maturity, and $0.6 million of equity interest with a 35% residual return, in the borrower entity of the senior loan. The other investment balance is on nonaccrual status as of March 31, 2026. As of March 31, 2026, the maturity date is December 9, 2026, which is determined by the maturity date of the associated senior loan.
(11)Includes a preferred equity investment of $2.3 million with a fixed rate of 11% deferred until maturity and a 30% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of March 31, 2026. As of March 31, 2026, the maturity date is April 9, 2026, which is determined by the maturity date of the associated senior loan.

(12)Includes a preferred equity investment of $2.3 million with a fixed rate of 10% deferred until maturity and a 10% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of March 31, 2026. As of March 31, 2026, the maturity date is November 9, 2026, which is determined by the maturity date of the associated senior loan.
(13)Includes a preferred equity investment of $1.7 million with a fixed rate of 12% deferred until maturity and a 40% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of March 31, 2026. As of March 31, 2026, the maturity date is October 9, 2026, which is determined by the maturity date of the associated senior loan.
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
The map and charts below, weighted by amortized cost and carrying value, respectively, illustrate the geographic distribution and types of properties securing our loan portfolio as of March 31, 2026:

MN, 8.8%
NY, 10.0%
MA, 3.1%
CT, 4.1%
PA, 3.8%
NJ, 2.8%
OH, 0.9%
IL, 5.0%
IN, 0.9%
CA, 9.9%
CO, 0.9%
VA, 2.5%
NC, 1.8%
TN, 7.5%
AZ, 1.8%
AL, 2.3%
GA, 11.5%
TX, 19.8%
LA, 1.4%
FL,
1.2%

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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of March 31, 2026, and December 31, 2025:

(dollars in thousands)	March 31, 2026			December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$106,541	$105,840	7	$293,896	$292,614
2	6	204,120	202,684	8	268,935	265,628
3	19	674,457	658,000	20	706,363	676,253
4	6	265,120	240,960	4	172,086	159,618
5	5	264,654	155,315	4	248,687	143,619
Total	40	$1,514,892	$1,362,799	43	$1,689,967	$1,537,732
As of March 31, 2026, the weighted average risk rating of our loan portfolio was 3.2, versus 2.9 as of December 31, 2025, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December 31, 2025, is mainly a result of select loan downgrades, two loan repayments with a risk rating of “1” and one loan sale with a risk rating of “1” during the three months ended March 31, 2026.
Risk-Rated “5” Loans
As of March 31, 2026, we had five loans that had a risk rating of “5” with an aggregate principal balance of $264.7 million, including one loan downgraded to a risk rating of “5” during the three months ended March 31, 2026. These five loans were on nonaccrual status as of March 31, 2026. The performance of these assets, which include one office building, one retail property, two hotel properties and one multifamily property, has been adversely affected to varying degrees by many factors, such as slower pace in leasing activity for office properties and other submarket dynamics, combined with a significant rise in interest rates, contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property-specific factors.
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
During the 12 months ended March 31, 2026, we entered into the following four loan modifications that met the disclosure requirements pursuant to ASC 326.
During the three months ended March 31, 2026, we completed the modification of a senior loan secured by an office property located in New York, NY, and the related unsecured note and equity interest classified as loans held-for-investment. As of March 31, 2026 and December 31, 2025, the senior loan had a principal balance and amortized cost of $69.2 million and $69.1 million, respectively. The terms of the senior loan modification included, among other things, a 1-year extension of the fully-extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027. The modification of the unsecured note and equity interest included, among other things, (i) a 1-year extension of the fully-extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027, (ii) a $4.8 million upsizing of the total commitment of the unsecured note, and (iii) a $0.1 million investment in exchange for an additional equity interest of 5%. The unsecured note earns deferred interest, which carries an accrual rate of 11%. Due to the uncertainty of collection of any unsecured note interest, we are not accruing any income on the unsecured note. As of March 31, 2026, the senior loan, unsecured note and equity interest had an aggregate principal balance and amortized cost of $73.4 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of March 31, 2026.
During the three months ended December 31, 2025, we completed the modification of a senior loan secured by an office property located in Encino, CA. As of March 31, 2026, and December 31, 2025, the senior loan had a principal balance of $43.5 million and $43.4 million, respectively, and an amortized cost of $43.4 million and $43.2 million, respectively. The terms of the modification included, among other things, (i) a two-year extension of the fully extended maturity date to October 9, 2028; and (ii) a $3.8 million upsizing of the total commitment of the loan. Additionally, we made a $1.6 million non-controlling preferred equity investment in a limited liability company, or LLC, that is the borrower of the senior loan with an initial redemption date of October 9, 2026, which is determined by the maturity date of the associated senior loan. We may invest up to an additional $2.0 million in the preferred equity investment. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 12%. Due to the uncertainty of collection of any preferred equity investment accrued amounts, we are not accruing any income on the preferred equity investment. The preferred equity investment is included in our consolidated balance sheets within loans held-for-investment. As of March 31, 2026, the senior loan and preferred equity investment had an aggregate principal balance of $45.2 million and an aggregate amortized cost of $45.0 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of March 31, 2026.
During the three months ended September 30, 2025, we completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of March 31, 2026, and December 31, 2025, the loan had a principal balance of $27.3 million and $26.9 million, respectively, and an amortized cost of $27.3 million and $26.9 million, respectively. The terms of the modification included, among other things, (i) an extension of the fully extended maturity date to May 9, 2026; and (ii) a $2.5 million upsizing of the total commitment of the loan, resulting in an aggregate $3.7 million upsizing of the total commitment when considering other modifications occurring during the 12 months ended March 31, 2026. Due to the uncertainty with respect to the collection of future principal and interest, the loan was deemed collateral dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of March 31, 2026.
During the three months ended June 30, 2025, we completed the modification of a senior loan secured by a hotel property located in Minneapolis, MN. As of March 31, 2026, and December 31, 2025, the loan had a principal balance of $39.4 million and $38.0 million, respectively, and an amortized cost of $39.4 million and $38.0 million, respectively. The terms of the modification included, among other things, (i) a three-year extension of the fully extended maturity date to May 9, 2028, with one 12-month option to extend to May 9, 2029; (ii) a restructuring of the loan into a senior note and a subordinate note that was immediately charged off; and (iii) an accrued pay spread. As a result of the modification, we recognized a write-off of approximately $(15.4) million, which had been reserved for through a previously recorded allowance for credit losses. The senior note was performing pursuant to its modified contractual terms as of March 31, 2026.
Portfolio Financing
As of March 31, 2026, our portfolio financing consisted of repurchase facilities, secured credit facilities and a mortgage loan payable collateralized by loans held-for-investment and REO, and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 64.3% of portfolio loan-level financing as of March 31, 2026.
The following table details our portfolio financing as of March 31, 2026, and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
CRE CLOs	$535,716	$643,528
Mortgage loan payable	17,570	17,546
Secured credit facility	71,774	71,774
Total non-mark-to-market financing	625,060	732,848
Secured repurchase agreements (mark-to-market)	347,491	439,173
Total portfolio financing	$972,551	$1,172,021
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the secured credit facility, the mortgage loan payable and the CRE CLOs as of March 31, 2026, and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Loans held-for-investment, net	$1,297,866	$1,506,873
Real estate owned, net(1)	98,209	97,960
Restricted cash	—	31
Total	$1,396,075	$1,604,864
______________________
(1)As of March 31, 2026, real estate owned, net included $5.0 million in other assets and liabilities.
Secured Repurchase Agreements
As of March 31, 2026, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.3 billion, which financed a portion of our loans held-for-investment and real estate owned. As of March 31, 2026, the weighted average borrowing rate on our repurchase facilities was 6.1%, the weighted average advance rate was 54.5%, and the term to maturity ranged from approximately 0.07 years to approximately 0.33 years, with a weighted average remaining maturity of 0.3 years.
The table below details our secured repurchase facilities as of March 31, 2026:

	March 31, 2026
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	No	$52,325	$197,675	$250,000
JPMorgan Chase Bank	July 28, 2026	No	222,679	202,321	425,000
Citibank(4)	April 27, 2026	No	72,487	177,513	250,000
Total			$347,491	$577,509	$925,000
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of March 31, 2026.
(3)Collateral value includes real estate owned with a carrying value of $61.9 million.
(4)Subsequent to March 31, 2026, we exercised an option to extend the maturity date to April 26, 2027.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At March 31, 2026, we held two outstanding CRE CLOs: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.5 billion of outstanding borrowings, financing 24 of our existing senior loan investments with an aggregate principal balance, inclusive of restricted cash, totaling $0.7 billion. As of March 31, 2026, our CRE CLOs financed 47.4% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.

The following table details our CRE CLO securitized debt obligations as of March 31, 2026:

(dollars in thousands)	March 31, 2026
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets	$438,084	$416,977	S+3.9%
Financing provided	332,115	332,080	S+2.0%
GPMT 2021-FL3 CRE CLO
Collateral assets	279,972	276,372	S+3.7%
Financing provided	203,636	203,636	S+3.0%
Total
Collateral assets	$718,056	$693,349	S+3.8%
Financing provided	$535,751	$535,716	S+2.4%
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
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $71.8 million as of March 31, 2026, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2026.
The following table details the outstanding borrowings under our secured credit facility as of March 31, 2026:

(dollars in thousands)	March 31, 2026
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$157,040	$99,819	S+4.2%
Borrowings outstanding	71,774	71,774	S+5.8%
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
The following table details the outstanding borrowings under our mortgage loan payable as of March 31, 2026:

(dollars in thousands)	March 31, 2026
Mortgage Loan Payable	Principal Balance	Carrying Value	Wtd. Avg. Cost
Collateral assets	$—	$36,278	—%
Borrowings outstanding	18,000	17,570	S+3.1%

Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of March 31, 2026
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $4.9 million.	Unrestricted cash of $43.6 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million.
Tangible net worth of $692.3 million
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 63.2%; Total leverage ratio of 59.0%
Interest Coverage	Minimum interest coverage of no less than 1.3:1.0.	Interest coverage of 1.4:1.0
We were in compliance with these financial covenants as of March 31, 2026.
Leverage Ratios
As of March 31, 2026, the total debt-to-equity ratio with respect to our loans held-for-investment was 1.7:1.0, and our recourse leverage ratio was 0.7:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of March 31, 2026, and December 31, 2025. The period-over-period decrease in our leverage ratios was mainly related to lower borrowings due to loan repayments and paydowns.

	March 31, 2026	December 31, 2025
Recourse leverage ratio(1)	0.7	0.8
Total leverage ratio(2)	1.7	2.0
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating-Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset-level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of March 31, 2026, 97.6% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating-rate basis, which resulted in an amount of net floating-rate exposure, subject to the impact of interest rate floors on certain of our floating-rate loan investments, of $0.5 billion. As of March 31, 2026, 2.4% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating-rate basis, which resulted in a negative correlation to elevated interest rates on that amount of our financing.
The following table details our portfolio’s net floating-rate exposure as of March 31, 2026:

(in thousands)	Net Exposure
Floating-rate assets(1)(2)	$1,478,522
Floating-rate liabilities(1)(3)	973,016
Net floating-rate exposure	$505,506
______________________
(1)As of March 31, 2026, all of our floating-rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of March 31, 2026.
(3)Floating-rate liabilities include our outstanding repurchase facilities, secured credit facility, CRE CLOs and mortgage loan payable.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three months ended March 31, 2026, and 2025. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended March 31, 2026
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$1,563,116	$25,400	6.5%
Subordinated loans	11,041	221	8.0%
Total loan interest income/net asset yield	$1,574,157	$25,621	6.5%
Other - Interest on cash and cash equivalents		422
Total interest income		$26,043
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,010,789	$17,218	6.8%
Subordinated loans	6,631	114	6.9%
Real estate owned	37,369	693	7.4%
Total interest expense/cost of funds	$1,054,789	$18,025	6.8%
Net interest income/spread		$8,018	(0.3)%

	Three Months Ended March 31, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$2,005,976	$34,063	6.8%
Subordinated loans	13,191	264	8.0%
Total loan interest income/net asset yield	$2,019,167	$34,327	6.8%
Other - Interest on cash and cash equivalents		$817
Total interest income		$35,144
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,398,881	$26,411	7.6%
Subordinated loans	11,231	260	9.3%
Real estate owned	19,791	433	8.8%
Total interest expense/cost of funds	$1,429,903	$27,104	7.6%
Net interest income/spread		$8,040	(0.8)%
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

Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended March 31, 2026, and December 31, 2025
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended March 31, 2026, and December 31, 2025:

(in thousands)	Three Months Ended
Income Statement Data:	March 31, 2026	December 31, 2025	Q1’26 vs Q4’25
Interest income:	(unaudited)
Loans held-for-investment	$25,621	$28,430	$(2,809)
Cash and cash equivalents	422	633	(211)
Total interest income	$26,043	$29,063	$(3,020)
Interest expense:
Repurchase facilities	$6,797	$8,472	$(1,675)
Securitized debt obligations	9,112	10,728	(1,616)
Secured credit facility	1,789	2,056	(267)
Mortgage loan payable	327	340	(13)
Total interest expense	$18,025	$21,596	$(3,571)
Net interest income	$8,018	$7,467	$551
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
Interest Income
Interest income for the three months ended March 31, 2026, decreased to $26.0 million from $29.1 million for the three months ended December 31, 2025, mainly due to a lower average balance of our interest-earning assets as a result of loan repayments and the addition of nonaccrual loans and a decrease in average short-term interest rates.
Interest Expense
Interest expense for the three months ended March 31, 2026, decreased to $18.0 million from $21.6 million for the three months ended December 31, 2025, mainly due to a lower average balance of our interest-bearing liabilities as a result of loan repayments and a decrease in average short-term interest rates.
Benefit from (Provision for) Credit Losses
The following table presents the components of benefit from (provision for) credit losses for the three months ended March 31, 2026, and December 31, 2025:

(in thousands)	Three Months Ended
Benefit from (provision for) credit losses on:	March 31, 2026	December 31, 2025
Loans held-for-investment	$(1,086)	$(14,646)
Other liabilities	1,302	218
Total benefit from (provision for) credit losses	$216	$(14,428)
During the three months ended March 31, 2026, we recorded a benefit from credit losses of $0.2 million as compared to a provision for credit losses of $(14.4) million for the three months ended December 31, 2025. The decrease in the provision for credit losses was primarily driven by favorable changes to the macroeconomic assumptions employed in estimating the general CECL reserve and an increase in reserves on collateral-dependent loans during the three months ended December 31, 2025.
Revenue from REO Operations
During the three months ended March 31, 2026, we recorded revenue from REO operations of $3.2 million as compared to $3.1 million during the three months ended December 31, 2025. The modest increase in revenue from REO is primarily due to increased rental income during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025.

Expenses
The following table presents the components of expenses for the three months ended March 31, 2026, and December 31, 2025:

	Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025
Compensation and benefits	$4,445	$4,304
Servicing expenses	743	894
Expenses from real estate owned operations	5,760	5,551
Impairment loss on real estate owned	—	6,753
Other operating expenses	2,915	2,415
Total operating expenses	$13,863	$19,917
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.9%	5.3%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.2%	4.6%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits expenses for the three months ended March 31, 2026, increased primarily due to higher compensation accruals, partially offset by lower non-cash equity compensation expense amortization as compared to the three months ended December 31, 2025. Servicing expenses for the three months ended March 31, 2026, decreased as compared to the three months ended December 31, 2025, due to a lower portfolio balance. Expenses from REO operations for the three months ended March 31, 2026, increased primarily due to higher seasonal costs on REO, as compared to the prior quarter. We had no impairment losses on real estate owned for the three months ended March 31, 2026, as compared to an impairment loss recognized during the three months ended December 31, 2025. Other operating expenses increased as compared to the prior quarter mainly due to higher legal and professional service fees, partially offset by lower diligence fees. Our operating expense ratio, excluding REO, increased during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, mainly due to lower average equity and higher total operating expenses during the three months ended March 31, 2026.
Our GAAP net (loss) attributable to common stockholders was $(6.0) million (or $(0.13) per basic weighted average share) for the three months ended March 31, 2026, as compared to GAAP net (loss) attributable to common stockholders of $(27.4) million (or $(0.58) per basic weighted average share) for the three months ended December 31, 2025. The increase in GAAP results was primarily due to a benefit from credit losses of $0.2 million during the three months ended March 31, 2026, compared to a provision for credit losses of $(14.4) million and impairment loss on real estate owned of $(6.8) million during the three months ended December 31, 2025.

Comparison of the Three Months Ended March 31, 2026, and 2025
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended March 31, 2026, and 2025:

(in thousands)	Three Months Ended March 31,
Income Statement Data:	2026	2025	2026 vs 2025
Interest income:
Loans held-for-investment	$25,621	$34,327	$(8,706)
Cash and cash equivalents	422	817	(395)
Total interest income	$26,043	$35,144	$(9,101)
Interest expense:
Repurchase facilities	$6,797	$11,885	$(5,088)
Securitized debt obligations	9,112	12,680	(3,568)
Mortgage loan payable	327	—	327
Secured credit facility	1,789	2,539	(750)
Total interest expense	$18,025	$27,104	$(9,079)
Net interest income	$8,018	$8,040	$(22)
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
Interest Income
Interest income for the three months ended March 31, 2026, decreased to $26.0 million from $35.1 million for the three months ended March 31, 2025, mainly due to a lower average balance of our interest-earning assets and a decline in short-term interest rates.
Interest Expense
Interest expense for the three months ended March 31, 2026, decreased to $18.0 million from $27.1 million for the three months ended March 31, 2025, mainly due to a lower average balance on portfolio-level financing and a decline in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(1,086)	$(2,193)
Other liabilities	1,302	(1,577)
Total (provision for) benefit from credit losses	$216	$(3,770)
During the three months ended March 31, 2026, we recorded a benefit from credit losses of $0.2 million as compared to a provision for credit losses of $(3.8) million during the three months ended March 31, 2025. The decrease in the provision for credit losses was primarily driven by a larger benefit from credit losses in the general reserve, partially offset by a higher provision for credit losses on specific reserves, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Revenue from REO Operations
During the three months ended March 31, 2026, we recorded revenue from REO operations of $3.2 million as compared to $3.1 million during the three months ended March 31, 2025. The modest increase in revenue from REO is due to an REO acquisition that occurred in January 2025, partially offset by the sale of one REO asset during the second quarter of 2025.

Expenses
The following table presents the components of expenses for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Compensation and benefits	$4,445	$5,771
Servicing expenses	743	1,031
Expenses from real estate owned operations	5,760	4,504
Other operating expenses	2,915	3,003
Total operating expenses	$13,863	$14,309
Annualized total operating expenses, excluding impairment loss and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.9%	6.4%
Annualized total operating expenses, excluding non-cash equity compensation, impairment loss and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.2%	4.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits for the three months ended March 31, 2026, decreased as compared to the three months ended March 31, 2025, primarily due to lower non-cash equity compensation expense amortization. Servicing expenses for the three months ended March 31, 2026, decreased primarily due to a lower portfolio balance as compared to the three months ended March 31, 2025. Expenses from real estate owned operations increased due to higher depreciation and operating costs on the REO property acquired in January 2025 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Other operating expenses modestly decreased as compared to the three months ended March 31, 2025. Our operating expense ratio, excluding REO, increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, mainly due to lower average equity.
Our GAAP net (loss) attributable to common stockholders was $(6.0) million (or $(0.13) per basic weighted average share) for the three months ended March 31, 2026, as compared to GAAP net (loss) attributable to common stockholders of $(10.6) million (or $(0.22) per basic weighted average share) for the three months ended March 31, 2025. The increase in GAAP results was primarily due to a lower provision for credit losses of $0.2 million during the three months ended March 31, 2026, compared to a provision for credit losses of $(3.8) million during the three months ended March 31, 2025.
Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of March 31, 2026, our capitalization included $1.0 billion of loan-level financing. Our loan-level financing as of March 31, 2026, is generally term-matched or matures in 2026, and includes $0.3 billion of secured repurchase agreements, $0.5 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, and a $71.8 million term-matched and non-mark-to-market secured credit facility.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations and Note 6 – Secured Financing Agreements to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations and our secured financing facilities, respectively.
Leverage
From December 31, 2025, to March 31, 2026, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.0:1.0 to 1.7:1.0 mainly due to a reduction in outstanding debt, partially offset by a lower equity balance. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a target range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of March 31, 2026:

(in thousands)	March 31, 2026
Cash and cash equivalents	$43,555
Approved but unused borrowing capacity on financing facilities	—
Total	$43,555
We have access to liquidity through public offerings of debt and equity securities, subject to market and other conditions. To facilitate such offerings, in August 2024, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in August 2027. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed. The securities covered by this registration statement include: (i) common stock, (ii) preferred stock, (iii) depositary shares, (iv) debt securities, (v) purchase contracts, and (vi) purchase units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. At any time, and from time to time, we may be evaluating or pursuing one or more liquidity-enhancing transactions, but we cannot provide any assurance if or when we will consummate any such transaction, or the terms thereof.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $0.9 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, secured credit facility, and mortgage loan payable; $68.0 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders, which are at the discretion of our board of directors.
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
The following table provides the maturities of our repurchase facilities, secured credit facility, securitized debt obligations and mortgage loan payable as of March 31, 2026, and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Within one year	$954,981	$1,154,474
One to three years	—	—
Three to five years	17,570	17,546
Total	$972,551	$1,172,020
Cash Flows
For the three months ended March 31, 2026, our restricted and unrestricted cash and cash equivalents balance decreased approximately $35.9 million, to $44.2 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2026, operating activities decreased our cash balances by approximately $2.4 million, primarily driven by operating expenses and a net loss on REO operations excluding depreciation and amortization, partially offset by net interest income.
•Cash flows from investing activities. For the three months ended March 31, 2026, investing activities increased our cash balances by approximately $173.6 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the three months ended March 31, 2026, financing activities decreased our cash balances by approximately $207.1 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations.
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
In response to inflationary pressures, the Federal Reserve raised its benchmark overnight interest rates on multiple occasions in 2022 and 2023. While the Federal Reserve reduced its benchmark overnight interest rates in the second half of 2024 and the second half of 2025, they remain at elevated levels and how long they will remain at elevated levels remains uncertain. These higher interest rates have increased our interest expense, which may not be fully offset by any increases in interest income. In addition, these higher benchmark interest rates have increased our borrowers’ interest payments, adversely affected commercial real estate property values and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures and/or property sales, which has resulted, and may continue to result, in our realizing of losses on our investments.
As of March 31, 2026, approximately 97.6% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 2.4% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease.
Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.

The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest-sensitive financial instruments at March 31, 2026. All changes in value are measured as the change from our March 31, 2026, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$356	$203	$(227)	$(459)
Repurchase facilities	(127)	(70)	72	145
Securitized debt obligations	(223)	(112)	112	223
Secured financing facility	(12)	(12)	15	30
Mortgage loan payable	(8)	(4)	4	8
Total net assets	$(14)	$5	$(24)	$(53)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$135	$(254)	$703	$1,526
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2026. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2026, through January 31, 2026	—	$—	—	2,636,461
February 1, 2026, through February 28, 2026	42,508	1.75	42,508	2,593,953
March 1, 2026, through March 31, 2026	129,805	1.74	129,805	2,464,148
Total	172,313	$1.74	172,313	2,464,148
______________________
(1)On September 20, 2024, we announced that our board of directors had amended our share repurchase program to authorize the repurchase of an additional 3,000,000 shares of our common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of our common stock, inclusive of amounts previously authorized. Our share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1*	Employment Agreement, dated October 4, 2020, by and between Granite Point Mortgage Trust Inc. and Michael Karber. (filed herewith)
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended March 31, 2026, filed with the SEC on May 5, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
+    Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K
*     Management contract or compensatory plan, contract or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	May 5, 2026	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	May 5, 2026	By:	/s/ Blake N. Johnson
Blake N. Johnson Chief Financial Officer (Principal Accounting and Financial Officer)