Form 10-Q
period 2026-06-30
Granite Point Mortgage Trust Inc.
filed 2026-08-05
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 28, 2026, there were 48,198,166 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Loans held-for-investment	$1,389,380	$1,683,644
Allowance for credit losses	(163,484)	(145,912)
Loans held-for-investment, net	1,225,896	1,537,732
Cash and cash equivalents	58,478	65,958
Restricted cash	48,994	14,108
Real estate owned, held-for-investment, net	29,984	92,039
Real estate owned assets, held-for-sale	62,151	—
Accrued interest receivable	5,465	7,594
Other assets	31,786	37,793
Total Assets (1)	$1,462,754	$1,755,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$313,721	$439,173
Securitized debt obligations	521,646	643,528
Secured credit facility	71,774	71,774
Mortgage loan payable	17,594	17,546
Loan participations sold	28,301	—
Dividends payable	6,172	6,164
Real estate owned liabilities, held-for-sale	7,251	—
Other liabilities	15,898	24,227
Total Liabilities (1)	982,357	1,202,412
Commitments and Contingencies (see Note 9)
Stockholders’ Equity
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, and 48,198,166 shares and 47,563,643 issued and outstanding, respectively	482	476
Additional paid-in capital	1,196,075	1,195,279
Cumulative earnings	(241,543)	(180,708)
Cumulative distributions to stockholders	(474,824)	(462,442)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	480,272	552,687
Non-controlling interests	125	125
Total Equity	480,397	552,812
Total Liabilities and Stockholders’ Equity	$1,462,754	$1,755,224
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At June 30, 2026, and December 31, 2025, assets of the VIEs totaled $677,641 and $807,051, respectively, and liabilities of the VIEs totaled $522,530 and $644,801, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans held-for-investment	$21,413	$33,024	$47,034	$67,351
Cash and cash equivalents	415	779	837	1,596
Total interest income	21,828	33,803	47,871	68,947
Interest expense:
Repurchase facilities	5,330	10,590	12,127	22,475
Securitized debt obligations	8,173	12,604	17,285	25,284
Secured credit facility	1,802	2,564	3,591	5,103
Mortgage loan payable	329	—	656	—
Loan participations sold	1,412	—	1,412	—
Total interest expense	17,046	25,758	35,071	52,862
Net interest income	4,782	8,045	12,800	16,085
Other income (loss):
Revenue from real estate owned operations	3,487	3,753	6,707	6,847
Provision for credit losses	(46,981)	(10,984)	(46,765)	(14,754)
Gain (loss) on sale of real estate owned	—	301	—	301
Realized loss on loan sales	—	—	(18)	—
Total other income (loss)	(43,494)	(6,930)	(40,076)	(7,606)
Expenses:
Compensation and benefits	4,315	5,718	8,760	11,489
Servicing expenses	756	817	1,499	1,848
Impairment loss on real estate owned	6,079	—	6,079	—
Expenses from real estate owned operations	5,273	5,227	11,033	9,731
Other operating expenses	3,183	2,717	6,098	5,720
Total expenses	19,606	14,479	33,469	28,788
Income (loss) before income taxes	(58,318)	(13,364)	(60,745)	(20,309)
Provision for (benefit from) income taxes	91	(1)	90	69
Net income (loss)	(58,409)	(13,363)	(60,835)	(20,378)
Dividends on preferred stock	3,600	3,601	7,201	7,201
Net (loss) income attributable to common stockholders	$(62,009)	$(16,964)	$(68,036)	$(27,579)
Basic (loss) earnings per weighted average common share	$(1.29)	$(0.35)	$(1.42)	$(0.57)
Diluted (loss) earnings per weighted average common share	$(1.29)	$(0.35)	$(1.42)	$(0.57)
Weighted average number of shares of common stock outstanding:
Basic	47,999,208	48,030,130	47,837,359	48,347,634
Diluted	47,999,208	48,030,130	47,837,359	48,347,634

Net (loss) income attributable to common stockholders	$(62,009)	$(16,964)	$(68,036)	$(27,579)
Comprehensive (loss) income	$(62,009)	$(16,964)	$(68,036)	$(27,579)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2024	48,801,690	$488	8,229,500	$82	$1,195,823	$(139,556)	$(437,745)	$619,092	$125	$619,217
Net income (loss)	—	—	—	—	—	(7,015)	—	(7,015)	—	(7,015)
Repurchase of common stock	(878,784)	(9)	—	—	(2,516)	—	—	(2,525)	—	(2,525)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,591)	(2,591)	—	(2,591)
Repurchase of common stock for tax withholding on vestings of RSUs	(380,163)	(4)	—	—	(1,098)	—	—	(1,102)	—	(1,102)
Non-cash equity award compensation	846,354	9	—	—	2,401	—	—	2,410	—	2,410
Balance, March 31, 2025	48,389,097	$484	8,229,500	$82	$1,194,610	$(146,571)	$(443,936)	$604,669	$125	$604,794

Net income (loss)	—	—	—	—	—	(13,363)	—	(13,363)	—	(13,363)
Repurchase of common stock	(1,250,000)	(13)	—	—	(3,124)	—	—	(3,137)	—	(3,137)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,592)	(2,592)	—	(2,592)
Repurchase of common stock for tax withholding on vestings of RSUs	(7,279)	—	—	—	—	—	—	—	—	—
Non-cash equity award compensation	262,701	3	—	—	2,225	—	—	2,228	—	2,228
Balance, June 30, 2025	47,394,519	$474	8,229,500	$82	$1,193,711	$(159,934)	$(450,129)	$584,204	$125	$584,329

Balance, December 31, 2025	47,563,643	$476	8,229,500	$82	$1,195,279	$(180,708)	$(462,442)	$552,687	$125	$552,812
Net income (loss)	—	—	—	—	—	(2,426)	—	(2,426)	—	(2,426)
Repurchase of common stock	(172,313)	(2)	—	—	(304)	—	—	(306)	—	(306)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,609)	(2,609)	—	(2,609)
Repurchase of common stock for tax withholding on vestings	(537,929)	(5)	—	—	(907)	—	—	(912)	—	(912)
Non-cash equity award compensation	1,066,224	10	—	—	900	—	—	910	—	910
Balance, March 31, 2026	47,919,625	$479	8,229,500	$82	$1,194,968	$(183,134)	$(468,652)	$543,743	$125	$543,868
Net income (loss)	—	$—	—	$—	$—	$(58,409)	$—	$(58,409)	$—	$(58,409)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.05 per share	—	—	—	—	—	—	(2,572)	(2,572)	—	(2,572)
Non-cash equity award compensation	278,541	3	—	—	1,107	—	—	1,110	—	1,110
Balance, June 30, 2026	48,198,166	$482	8,229,500	$82	$1,196,075	$(241,543)	$(474,824)	$480,272	$125	$480,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(60,835)	$(20,378)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(2,902)	(3,222)
Amortization of deferred debt issuance costs and discounts	2,502	2,463
Provision for credit losses	46,765	14,754
Impairment loss on real estate owned	6,079	—
Realized losses on loan sales	18	—
Amortization of equity-based compensation	2,020	4,638
Depreciation and amortization on real estate owned, held-for-investment	4,077	3,613
Straight-line rental income	(104)	—
Gain on sale of real estate owned	—	(301)
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	2,129	(253)
Decrease (increase) in other assets	72	(3,311)
Increase (decrease) in other liabilities	(1,720)	(2,977)
Net cash provided by (used in) operating	(1,899)	(4,974)
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(21,679)	(23,133)
Proceeds from loan sales	12,855	—
Proceeds from repayment of loans held-for-investment	275,652	188,385
Capital expenditures related to real estate owned	(2,953)	(2,030)
Acquisition costs on real estate owned	—	(1,587)
Proceeds from sale of real estate owned	—	16,655
Purchases of other investments	—	(2,588)
Net cash provided by investing activities	263,875	175,702
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	—	13,700
Principal payments on repurchase facilities	(125,452)	(137,174)
Principal payments on securitized debt obligations	(122,276)	(45,184)
Proceeds from loan participations sold	27,240	—
Payment of debt issuance costs	(491)	(1,446)
Tax withholding on vestings	(912)	(1,102)
Repurchase of common stock	(306)	(5,662)
Dividends paid on preferred stock	(7,201)	(7,201)
Dividends paid on common stock	(5,172)	(5,228)
Net cash used in financing activities	(234,570)	(189,297)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,406	(18,569)
Cash, cash equivalents, and restricted cash at beginning of period	80,066	114,470
Cash, cash equivalents, and restricted cash at end of period	$107,472	$95,901
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$33,099	$51,192
Cash paid for federal taxes	$—	$60
Non-cash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$12,873	$—
Dividends declared but not paid at end of period	$6,172	$6,193
Transfers from loans held-for investment and receivables to real estate owned	$—	$71,000
Acquisition of working capital related to real estate owned	$—	$63
Right-of-use lease asset and operating lease liability	$835	$7,239
Principal repayments of loans held-for-investment held by servicer	$1,174	$48
Transfer of other receivables to loans held-for-investment	$—	$567
Fundings of loans held-for-investment and loan participations sold by participants	$129	$—
Transfer of assets to real estate owned assets, held-for-sale	$62,151	$—
Transfer of liabilities to real estate owned liabilities, held-for-sale	$7,251	$—
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2026, and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2026, should not be construed as indicative of the results to be expected for future periods or the full year.
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
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2026.
Real Estate Owned, Held-for-Investment, Net and Real Estate Owned, Held-for-Sale
If the Company intends to hold, operate or develop the property, the asset is classified as real estate owned, held-for-investment, net on its consolidated balance sheets. If the held-for-sale criteria prescribed by ASC 360, Property, Plant and Equipment, are met, the asset is classified as real estate owned, held-for-sale and reflected at the lower of amortized cost and fair value less estimated transaction costs to sell on the consolidated balance sheets. Once classified as real estate owned, held-for-sale, the Company ceases recognition of the related depreciation and amortization.
Loan Participations Sold
When a transfer or sale of a loan participation does not meet the requirements for sale accounting, including circumstances in which the transferred portion does not qualify as a participating interest, the transaction is accounted for as a secured borrowing. In such cases, the Company continues to recognize the entire loan as an asset and records a corresponding loan participations sold liability on the consolidated balance sheet for the proceeds received; however, this gross presentation does not impact stockholders’ equity or net income.
Interest paid to the participation holders are recognized as interest expense, while interest income continues to be recognized on the entire loan. The difference between the participation’s contractual principal balance and proceeds received is recorded as a discount and amortized to interest expense over the remaining term of the loan.
See Note 6 - Secured Financing Agreements for further details regarding the Loan Participations Sold.
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
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of June 30, 2026, and December 31, 2025:

June 30, 2026
(dollars in thousands)	Senior Loans(1)
Unpaid principal balance	$1,393,104
Unamortized net deferred origination fees	(3,724)
Allowance for credit losses	(163,484)
Carrying value	$1,225,896
Unfunded commitments	$57,169
Number of loans	38
Weighted average coupon(2)	5.4%
Weighted average years to maturity(3)	0.4

	December 31, 2025
(dollars in thousands)	Senior Loans(1)	B-Notes(4)	Total
Unpaid principal balance	$1,677,017	$12,950	$1,689,967
Unamortized net deferred origination fees	(6,323)	—	(6,323)
Allowance for credit losses	(145,891)	(21)	(145,912)
Carrying value	$1,524,803	$12,929	$1,537,732
Unfunded commitments	$77,399	$—	$77,399
Number of loans	42	1	43
Weighted average coupon(2)	6.2%	8.0%	6.2%
Weighted average years to maturity(3)	0.5	1.1	0.5
______________________
(1)Loans primarily secured by a first priority lien on commercial real property and related personal property and also includes, when applicable, any companion subordinate loans or other investments.
(2)Weighted average coupon inclusive of the impact of nonaccrual loans.
(3)Based on contractual maturity date, including maturity defaulted loans with no remaining term. Certain loans are subject to contractual extension options with such conditions stipulated in the applicable loan documents. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment fee. The Company may also extend contractual maturities in connection with certain loan modifications.
(4)A subordinate loan secured by the same mortgage as the senior loan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	June 30, 2026		December 31, 2025
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$595,333	48.6%	$670,061	43.6%
Multifamily	374,854	30.6%	480,737	31.3%
Hotel	84,995	6.9%	106,208	6.9%
Retail	15,214	1.2%	126,757	8.2%
Industrial	114,007	9.3%	113,791	7.4%
Other	41,493	3.4%	40,178	2.6%
Total	$1,225,896	100.0%	$1,537,732	100.0%

(dollars in thousands)	June 30, 2026		December 31, 2025
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$342,663	28.0%	$384,371	25.0%
Southwest	330,010	26.9%	330,382	21.5%
West	117,619	9.6%	233,741	15.2%
Midwest	108,208	8.8%	259,115	16.9%
Southeast	327,396	26.7%	330,123	21.4%
Total	$1,225,896	100.0%	$1,537,732	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Loan Portfolio Activity
The following tables summarize activity related to loans held-for-investment, net of allowance for credit losses, for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$1,510,097	$(147,298)	$1,362,799	$1,683,644	$(145,912)	$1,537,732
Originations, additional fundings, upsizing of loans and capitalized deferred interest(1)	7,997	—	7,997	22,276	—	22,276
Repayments	(99,960)	—	(99,960)	(276,441)	—	(276,441)
Transfers to loans held-for-sale, net of discount at time of transfer	—	—	—	(12,873)	—	(12,873)
Increase from net deferred fees	373	—	373	245	—	245
Amortization of net deferred fees	533	—	533	2,189	—	2,189
Provision for credit losses	—	(45,846)	(45,846)	—	(46,932)	(46,932)
Write-offs	(29,660)	29,660	—	(29,660)	29,660	—
Recoveries of previous write-offs	—	—	—	—	(300)	(300)
Balance at end of period	$1,389,380	$(163,484)	$1,225,896	$1,389,380	$(163,484)	$1,225,896

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$1,937,659	$(177,282)	$1,760,377	$2,097,375	$(199,727)	$1,897,648
Originations, additional fundings, upsizing of loans and capitalized deferred interest(2)	13,519	—	13,519	23,994	—	23,994
Repayments	(93,172)	—	(93,172)	(176,953)	—	(176,953)
Transfers to real estate owned(3)	—	—	—	(63,353)	—	(63,353)
Transfers in from loan related receivables(4)	567	—	567	567	—	567
Decrease from net deferred fees	(254)	—	(254)	(583)	—	(583)
Amortization of net deferred fees	1,034	—	1,034	2,944	—	2,944
Provision for credit losses	—	(10,760)	(10,760)	—	(12,953)	(12,953)
Write-offs	(36,074)	36,074	—	(60,712)	60,712	—
Balance at end of period	$1,823,279	$(151,968)	$1,671,311	$1,823,279	$(151,968)	$1,671,311
______________________
(1)Includes fundings of $2.3 million and $3.8 million of other investments classified as loans held-for-investment during the three and six months ended June 30, 2026.
(2)Includes a $1.7 million unsecured note advance to an existing borrower during the six months ended June 30, 2025.
(3)Total transfers to real estate owned of $71.0 million comprised of $63.4 million of loans held-for-investment and $7.6 million in related receivables.
(4)Transfers in from loan related receivables of $0.6 million included in write-offs during the three and six months ended June 30, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the three and six months ended June 30, 2026, and 2025 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Three Months Ended June 30, 2026
Balance at beginning of period	$119,635	$27,663	$147,298	$1,215	$148,513
Provision for credit losses	40,184	5,662	45,846	1,135	46,981
Write-off	(29,660)	—	(29,660)	—	(29,660)
Balance at end of period	$130,159	$33,325	$163,484	$2,350	$165,834

Six Months Ended June 30, 2026
Balance at beginning of period	$104,466	$41,446	$145,912	$2,517	$148,429
Provision for (benefit from) credit losses	55,053	(8,121)	46,932	(167)	46,765
Write-off	(29,660)	—	(29,660)	—	(29,660)
Recoveries of previous write-offs	300	—	300	—	300
Balance at end of period	$130,159	$33,325	$163,484	$2,350	$165,834

Three Months Ended June 30, 2025
Balance at beginning of period	$134,253	$43,029	$177,282	$2,880	$180,162
Provision for (benefit from) credit losses	(638)	11,398	10,760	224	10,984
Write-off	(36,074)	—	(36,074)	—	(36,074)
Balance at end of period	$97,541	$54,427	$151,968	$3,104	$155,072

Six Months Ended June 30, 2025
Balance at beginning of period	$154,687	$45,040	$199,727	$1,303	$201,030
Provision for credit losses	3,566	9,387	12,953	1,801	14,754
Write-off	(60,712)	—	(60,712)	—	(60,712)
Balance at end of period	$97,541	$54,427	$151,968	$3,104	$155,072
______________________
(1)The current expected credit loss, or CECL, reserve for unfunded commitments is included in “Other liabilities” on the condensed consolidated balance sheets.
During the three months ended June 30, 2026, the Company recorded a net increase of $17.3 million in its total allowance for credit losses primarily due to an increase of $40.2 million in specific reserves on collateral-dependent loans and an increase of $6.8 million in the general reserve, partially offset by $(29.7) million in write-offs, bringing the total allowance for credit losses to $165.8 million as of June 30, 2026. The increase in the allowance was primarily related to a provision for credit losses of $47.0 million as a result of one new collateral-dependent loan that was individually assessed for the first time, incremental specific reserves on other collateral-dependent loans and an unfavorable change in the general reserve due to worsening economic forecasts and changes in loan attributes during the three months ended June 30, 2026.
During the six months ended June 30, 2026, the Company recorded a net increase of $17.4 million in its total allowance for credit losses primarily due to an increase of $55.1 million in specific reserves on collateral-dependent loans, partially offset by a decrease of $(8.3) million in the general reserve and $(29.4) million in net write-offs, bringing the total allowance for credit losses to $165.8 million as of June 30, 2026. The increase in the allowance was primarily related to provision for credit losses of $46.8 million as a result of four new collateral-dependent loans that were individually assessed for the first time and incremental specific reserves on other collateral-dependent loans, partially offset by a decrease in the general reserve due to negative credit migration to specific reserves during the six months ended June 30, 2026.
As of June 30, 2026, the Company had seven collateral-dependent loans with an aggregate principal balance of $321.3 million, for which the Company recorded an allowance for credit losses of $130.2 million. The performance of the collateral properties securing these loans, which includes three office buildings, two hotel properties and two multifamily properties, has

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility and significantly reduced real estate transaction activity, and a higher cost of capital driven by elevated interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 8 - Fair Value, for further detail on the fair value measurement of these loans.
Nonaccrual Loans
The following table presents the changes in the amortized cost of loans held-for-investment on nonaccrual status for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Nonaccrual loan amortized cost at beginning of period	$343,219	$354,711	$277,496	$453,052
Addition of nonaccrual loan amortized cost	67,706	—	133,579	—
Reduction of nonaccrual loan amortized cost	(77,382)	(132,130)	(77,532)	(230,471)
Nonaccrual loan amortized cost at end of period	$333,543	$222,581	$333,543	$222,581
As of June 30, 2026, the Company had seven senior loans, and four other investments classified as loans held-for-investment, with a total unpaid principal balance of $334.0 million and amortized cost of $333.5 million that were held on nonaccrual status, compared to three senior loans with a total unpaid principal balance of $222.8 million and amortized cost of $222.6 million that were held on nonaccrual status as of June 30, 2025. All other loans were considered current with respect to principal and interest payments due as of June 30, 2026, and 2025.
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
During the 12 months ended June 30, 2026, the Company entered into the following four loan modifications that met the disclosure requirements pursuant to ASC 326.
During the three months ended June 30, 2026, the Company completed the modification of a senior loan secured by an office property located in New York, NY, and the related preferred equity interest classified as loans held-for-investment. As of June 30, 2026 and December 31, 2025, the senior loan had a principal balance and amortized cost of $29.2 million and $29.5 million, respectively. The terms of the senior loan modification included, among other things, a six-month extension of the maturity date to October 9, 2026, with options to further extend the loan to a fully extended maturity date of April 9, 2027. The modification of the preferred equity interest included, among other things, (i) a $1.6 million upsizing of the total commitment, and (ii) an increase in the residual return from 30% to 35%. The preferred equity earns an 11% deferred preferred return and a 35% residual return. Due to the uncertainty of collection of any preferred return, the Company is not accruing any income on the preferred equity interest. As of June 30, 2026, the senior loan and preferred equity interest had an aggregate principal balance and amortized cost of $32.1 million and $32.0 million, respectively. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of June 30, 2026.
During the three months ended June 30, 2026, the Company completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of June 30, 2026, and December 31, 2025, the loan had a principal balance of $27.5 million and $26.9 million, respectively, and an amortized cost of $27.6 million and $26.9 million, respectively. The terms of the modification included, among other things: (i) an extension of the fully extended maturity date to November 9, 2026, with one three-month option to extend to February 9, 2027, and (ii) a $2.1 million upsizing of the total commitment of the loan, resulting in an aggregate $4.6 million upsizing of the total commitment when considering other modifications occurring during the 12 months ended June 30, 2026. Due to the uncertainty with respect to the collection of principal and interest, the loan was previously deemed collateral dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of June 30, 2026.
During the three months ended March 31, 2026, the Company completed the modification of a senior loan secured by an office property located in New York, NY, and the related unsecured note and equity interest classified as loans held-for-

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
investment. As of June 30, 2026 and December 31, 2025, the senior loan had a principal balance and amortized cost of $69.2 million and $69.1 million, respectively. The terms of the senior loan modification included, among other things, a one-year extension of the fully extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027. The modification of the unsecured note and equity interest included, among other things, (i) a one-year extension of the fully extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027, (ii) a $4.8 million upsizing of the total commitment of the unsecured note, and (iii) a $0.1 million investment in exchange for an additional equity interest of 5%. The unsecured note earns deferred interest, which carries an accrual rate of 11%. Due to the uncertainty of collection of any unsecured note interest, the Company is not accruing any income on the unsecured note. As of June 30, 2026, the senior loan, unsecured note and equity interest had an aggregate principal balance and amortized cost of $74.7 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of June 30, 2026.
During the three months ended December 31, 2025, the Company completed the modification of a senior loan secured by an office property located in Encino, CA. As of June 30, 2026, and December 31, 2025, the senior loan had a principal balance of $43.8 million and $43.4 million, respectively, and an amortized cost of $43.7 million and $43.2 million, respectively. The terms of the modification included, among other things, (i) a two-year extension of the fully extended maturity date to October 9, 2028, and (ii) a $3.8 million upsizing of the total commitment of the loan. Additionally, the Company made a $1.6 million non-controlling preferred equity investment in a limited liability company, or LLC, that is the borrower of the senior loan with an initial redemption date of October 9, 2026, which is determined by the maturity date of the associated senior loan. The Company may invest up to an additional $2.0 million in the preferred equity investment. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 12%. Due to the uncertainty of collection of any preferred equity investment accrued amounts, the Company is not accruing any income on the preferred equity investment. The preferred equity investment is included in the Company's consolidated balance sheets within loans held-for-investment. As of June 30, 2026, the senior loan and preferred equity investment had an aggregate principal balance of $45.6 million and an aggregate amortized cost of $45.5 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of June 30, 2026.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of June 30, 2026, and December 31, 2025:

(dollars in thousands)	June 30, 2026			December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$105,341	$104,808	7	$293,896	$292,614
2	7	209,947	208,497	8	268,935	265,628
3	16	606,691	588,391	20	706,363	676,253
4	6	218,181	191,416	4	172,086	159,618
5	5	252,944	132,784	4	248,687	143,619
Total	38	$1,393,104	$1,225,896	43	$1,689,967	$1,537,732
As of June 30, 2026, the weighted average risk rating of the Company’s loans held-for-investment portfolio was 3.2, versus 2.9 as of December 31, 2025, weighted by unpaid principal balance. The change in portfolio risk rating as of June 30, 2026, versus December 31, 2025, is mainly a result of select loan downgrades, two loan repayments with a risk rating of “1” and one loan sale with a risk rating of “1” during the six months ended June 30, 2026.
As of June 30, 2026, the Company assigned a risk rating of “5” to five senior loans with an aggregate outstanding principal balance of $252.9 million. These loans were assigned a risk rating of “5” resulting from a variety of factors including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property-specific operating performance and due to the borrowers’ unwillingness to make further capital commitments to support the collateral properties.
The following tables present the carrying value of loans held-for-investment as of June 30, 2026, and December 31, 2025, by risk rating and year of origination:

	June 30, 2026
(dollars in thousands)	Origination Year
Risk Rating	2026	2025	2024	2023	2022	Prior	Total
1	$—	$—	$—	$—	$46,558	$58,250	$104,808
2	—	—	—	—	68,386	140,111	208,497
3	—	—	—	—	107,436	480,955	588,391
4	—	—	—	—	—	191,416	191,416
5	—	—	—	32,069	31,218	69,497	132,784
Total	$—	$—	$—	$32,069	$253,598	$940,229	$1,225,896

Gross write-offs	$—	$—	$—	$—	$—	$(29,660)	$(29,660)

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2025
(dollars in thousands)	Origination Year
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$113,678	$37,477	$141,459	$292,614
2	—	—	—	113,940	151,688	—	265,628
3	—	—	54,844	60,395	161,020	399,994	676,253
4	—	—	—	—	62,556	97,062	159,618
5	—	—	—	34,818	—	108,801	143,619
Total	$—	$—	$54,844	$322,831	$412,741	$747,316	$1,537,732

Gross write-offs	$—	$—	$—	$—	$(15,361)	$(65,137)	$(80,498)
Note 4. Real Estate Owned
As of June 30, 2026, the Company held assets and liabilities related to two real estate owned, or REO, office properties: one property classified as REO, held-for-sale located in Miami Beach, FL, and one property classified as REO, held-for-investment, net located in Maynard, MA.
The following table presents the REO held-for-investment assets and liabilities included in our condensed consolidated balance sheets:

(in thousands)	June 30, 2026	December 31, 2025
Building and building improvements	$23,390	$86,350
Land and land improvements	10,374	10,396
Accumulated Depreciation	(3,780)	(4,707)
Real estate owned, net	$29,984	$92,039

Intangible real estate assets	$11,750	$18,909
Accumulated amortization	(5,861)	(5,615)
Intangible real estate assets, net(1)	$5,889	$13,294

Lease liability	$—	$(7,239)
Intangible real estate liabilities	(146)	(195)
Accumulated amortization	53	61
Real estate liabilities, net(2)	$(93)	$(7,373)
_____________________
(1)Included in “Other assets” on the condensed consolidated balance sheets.
(2)Included in “Other liabilities” on the condensed consolidated balance sheets.
During the three months ended June 30, 2026, the Company determined the Miami Beach, FL, office real estate owned asset met the held-for-sale criteria. Accordingly, the Company estimated a fair value of $54.9 million and recorded a $6.1 million impairment loss on real estate owned and is presented net on the consolidated balance sheets within real estate owned assets, held-for-sale. The estimated fair value of the collateral was determined by the estimated proceeds from the sale of the property, less costs to sell. The corresponding assets and liabilities have been reclassified to real estate owned assets, held-for-sale and real estate owned liabilities, held-for-sale on the Company’s condensed consolidated balance sheets. The anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2026, and 2025:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Owned, Net	2026	2025	2026	2025
Rental income
Minimum lease payments	$2,059	$2,450	$4,173	$4,679
Variable lease payments	857	919	1,649	1,726
Total rental income	2,916	3,369	5,822	6,405
Other operating income	571	384	885	442
Revenue from real estate owned operations	3,487	3,753	6,707	6,847
Expenses from real estate owned operations (1)	(5,273)	(5,227)	(11,033)	(9,731)
Total	$(1,786)	$(1,474)	$(4,326)	$(2,884)
______________________
(1) Includes $(2.0) million and $(4.0) million and $(2.1) million and $(3.5) million of depreciation and amortization for the three and six months ended June 30, 2026, and 2025, respectively.
The following table presents the amortization of REO, held-for-investment, net lease intangibles included in the Company’s condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2026, and 2025:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2026	2025	2026	2025
Asset
In-place lease intangibles	Expenses from real estate owned operations	$733	$944	$1,511	$1,679
Lease commissions	Expenses from real estate owned operations	115	74	220	135
Above-market lease intangibles	Revenue from real estate owned operations	(55)	(78)	(112)	(148)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	14	13	28	21
The following table presents the amortization of lease intangibles related to REO, held-for-investment, net for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease Intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities
2026	$566	$42	$229	$(13)
2027	801	35	459	(27)
2028	775	23	443	(27)
2029	766	15	437	(26)
2030	342	—	297	—
Thereafter	189	—	470	—
The weighted average remaining amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions and below-market lease intangibles related to REO, held-for-investment, net as of June 30, 2026, were 4.2 years, 2.3 years, 5.7 years and 3.5 years, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of June 30, 2026:

(in thousands)	Contractual Lease Payments
2026	$3,831
2027	8,056
2028	8,001
2029	7,832
2030	4,845
Thereafter	7,891
The weighted average minimum remaining term of the non-cancelable leases was approximately 4.6 years as of June 30, 2026.
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
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Loans held-for-investment	$644,975	$823,655
Allowance for credit losses	(21,500)	(21,689)
Loans held-for-investment, net	623,475	801,966
Restricted cash	48,679	31
Other assets	5,487	5,054
Total Assets	$677,641	$807,051
Securitized debt obligations	$521,646	$643,528
Other liabilities	884	1,273
Total Liabilities	$522,530	$644,801
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the Company’s CRE CLO securitized debt obligations as of June 30, 2026, and December 31, 2025:

(dollars in thousands)	June 30, 2026			December 31, 2025
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$415,388	$399,105	S+3.9%	$464,162	$446,569	S+3.9%
Financing provided	318,270	318,425	S+2.0%	358,193	357,954	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	279,556	273,048	S+3.4%	361,910	355,428	S+3.6%
Financing provided	203,221	203,221	S+3.0%	285,574	285,574	S+2.7%
Total
Collateral assets(4)	$694,944	$672,153	S+3.7%	$826,072	$801,997	S+3.7%
Financing provided	$521,491	$521,646	S+2.4%	$643,767	$643,528	S+2.3%
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
(2)Includes $11.2 million and $31.0 thousand in restricted cash as of June 30, 2026, and December 31, 2025, respectively.
(3)Includes $37.5 million in restricted cash as of June 30, 2026. No restricted cash is included as of December 31, 2025.
(4)Includes $48.7 million and $31.0 thousand in restricted cash as of June 30, 2026, and December 31, 2025, respectively.
Other Investments
As of June 30, 2026, the Company held $12.7 million in non-controlling other investments in limited partnerships, or LPs, and LLCs with the borrower entities of four loans held-for-investment by the Company. The Company may invest up to an additional aggregate $7.7 million in the form of other investments in these entities and is included within total unfunded commitments of loans held-for-investment as disclosed in Note 9 - Commitments and Contingencies.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of June 30, 2026, and December 31, 2025:

	June 30, 2026
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2027	$52,151	$197,849	$250,000	$110,532	6.4%
JPMorgan Chase Bank(4)	July 28, 2026	189,083	235,917	425,000	304,947	6.2%
Citibank	April 26, 2027	72,487	177,513	250,000	103,432	5.3%
Total		$313,721	$611,279	$925,000	$518,911
Secured credit facility	December 21, 2027	$71,774	$28,226	$100,000	$75,969	9.1%
Mortgage loan payable(5)	October 3, 2030	$18,000	$—	$18,000	$35,780	6.7%

	December 31, 2025
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2026	$52,444	$197,556	$250,000	$119,715	6.5%
JPMorgan Chase Bank(4)	July 28, 2026	314,242	147,574	461,816	446,849	7.2%
Citibank	April 27, 2026	72,487	177,513	250,000	102,471	5.4%
Total		$439,173	$522,643	$961,816	$669,035
Secured credit facility	December 21, 2026	$71,774	$28,226	$100,000	$98,772	9.5%
Mortgage loan payable(5)	October 3, 2030	$18,000	$—	$18,000	$35,060	6.8%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of June 30, 2026, and December 31, 2025.
(3)Collateral value includes REO, held-for-sale with a carrying value of $54.9 million as of June 30, 2026, and REO held-for-investment, net with a carrying value of $62.9 million as of December 31, 2025.
(4)Subsequent to June 30, 2026, the Company entered into modifications of the facility to extend the maturity date to July 28, 2028, and increase the maximum facility capacity to $651.0 million.
(5)Mortgage loan payable balance net of unamortized debt issuance costs is $17.6 million as of June 30, 2026, and $17.5 million as of December 31, 2025.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at June 30, 2026, and December 31, 2025:

	June 30, 2026				December 31, 2025
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$52,151	$59,325	12%	0.99	$52,444	$69,097	12%	0.49
JPMorgan Chase Bank	189,083	129,018	27%	0.08	314,242	149,946	27%	0.57
Citibank	72,487	32,618	7%	0.82	72,487	32,657	6%	0.32
Total	$313,721	$220,961			$439,173	$251,700
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Loan Participations Sold
During the three months ended June 30, 2026, the Company sold two participation interests with an aggregate principal balance of $30.5 million in a loan with a total outstanding principal balance of $73.1 million to an unaffiliated third party for net proceeds of $27.2 million. Because the transfer did not qualify for sale accounting under ASC 860, the Company continues to recognize the underlying loan in its entirety and records a corresponding loan participations sold liability.
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $30.0 million and 5.0% of recourse indebtedness. As of June 30, 2026, the Company’s unrestricted cash was $58.5 million, while 5.0% of the Company’s recourse indebtedness was $4.5 million.
•Tangible net worth must be greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million. As of June 30, 2026, the Company’s tangible net worth was $646.1 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of June 30, 2026, the Company’s target asset leverage ratio was 63.8% and the Company’s total leverage ratio was 60.3%.
•Minimum interest coverage of no less than 1.3:1.0. As of June 30, 2026, the Company’s interest coverage ratio was 1.4:1.0.
As of June 30, 2026, and December 31, 2025, the Company was in compliance with its financial covenants. Subsequent to June 30, 2026, the Company extended and amended certain financing arrangements that reduced the most restrictive minimum unrestricted cash covenant from the greater of $30.0 million and 5.0% of recourse indebtedness to the greater of $20.0 million and 5.0% of recourse indebtedness, and reduced the tangible net worth covenant from the greater of the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances to the greater of the sum of (i) $500.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances. However, based on management's revised rolling 12-month financial forecast and absent mitigating actions, the Company could temporarily fall below its minimum unrestricted cash covenant between the third quarter of 2026 through the fourth quarter of 2026.
Management has developed a plan to mitigate the impact of the conditions causing its projections to temporarily fall below its minimum unrestricted cash covenant, which includes resolving a certain asset that has an executed Purchase and Sale Agreement to increase unrestricted cash, and, if needed, temporarily reducing or suspending the common and preferred dividends to preserve unrestricted cash. Management believes that it is probable that its plan will be effectively implemented and will allow it to meet the Company's financial obligations and comply with its financial covenants under its secured financing arrangements.
In addition to the plan described above, Management intends to actively engage with its financing counterparties regarding the reallocation of collateral to optimize financing arrangements, and, where necessary, obtain temporary covenant amendments or waivers. Management believes, particularly in light of the Company’s track record and strong relationships with its financing counterparties, that it will be successful.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of June 30, 2026, the Company held $0.3 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $14.1 million as of December 31, 2025. From time to time, the Company may also hold restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of June 30, 2026, the Company held $48.7 million restricted cash related to the CRE CLOs, compared to $31.0 thousand in restricted cash related to the CRE CLOs as of December 31, 2025.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$58,478	$65,958
Restricted cash	48,994	14,108
Total cash, cash equivalents and restricted cash	$107,472	$80,066
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
Recurring Fair Value
As of June 30, 2026, and December 31, 2025, the carrying values and fair values of cash and cash equivalents and restricted cash are measured at fair value on a recurring basis. No other assets or liabilities held by the Company are measured at fair value on a recurring basis.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As of June 30, 2026, the Company deemed seven of its loans held-for-investment with an aggregate outstanding principal balance of $321.3 million to be collateral dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and would be classified as Level 3 assets in the fair value hierarchy.
As of June 30, 2026, five of these loans, with an aggregate outstanding principal balance of $253.7 million, were valued using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value on these loans as of June 30, 2026, include the exit capitalization rate, which ranged from 7.00% to 12.00%, and the discount rate, which ranged from 9.50% to 14.00%. As of June 30, 2026, the weighted average exit capitalization rate by the estimated collateral fair value and weighted average discount rate by the estimated collateral fair value were 9.29% and 11.72%, respectively.
As of June 30, 2026, two loans with an outstanding principal balance of $67.6 million were valued using the estimated proceeds from the sale of the underlying collateral property.
During the three months ended June 30, 2026, the Company determined the Miami Beach, FL, real estate owned property met the held-for-sale criteria. The Company determined that the carrying value of the property exceeded the estimated proceeds from the sale of the property, less costs to sell. Accordingly, the Company estimated a fair value of $54.9 million and recorded a $6.1 million impairment loss related to the office property located in Miami Beach, FL. The Company categorizes the fair value measurement of these assets and liabilities as Level 3. Refer to Note 4 - Real Estate Owned, Net for further detail.
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
•The carrying value of underlying loans in repurchase secured credit facilities and loan participations sold that mature in less than one year generally approximates fair value due to the short maturities. The Company’s long-term repurchase secured credit facilities and loan participations sold have, and the Company’s asset-specific facility had, floating rates based on an index plus a credit spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and, thus, carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$1,225,896	$1,261,518	$1,537,732	$1,579,793
Cash and cash equivalents	$58,478	$58,478	$65,958	$65,958
Restricted cash	$48,994	$48,994	$14,108	$14,108
Liabilities
Repurchase facilities	$313,721	$313,721	$439,173	$439,173
Securitized debt obligations	$521,646	$515,901	$643,528	$628,079
Secured credit facility	$71,774	$71,774	$71,774	$71,774
Mortgage loan payable	$17,594	$17,594	$17,546	$17,546
Loan participations sold	$28,301	$28,301	$—	$—
Note 9. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2026:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of June 30, 2026.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of June 30, 2026, and December 31, 2025, the Company had unfunded loan commitments of $57.2 million and $77.4 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of June 30, 2026, the Company recognized $2.4 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 10. Preferred Stock
Series A Preferred Stock
Holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at a fixed rate of 7.00% per annum to, but excluding, January 15, 2027, and thereafter at a floating rate equal to the three-month Term of Standard Overnight Financing Rate, or SOFR, plus a spread of 5.83% per annum; provided, however, in no event will the floating rate be lower than 7.00% per annum. During the three and six months ended June 30, 2026, and 2025, the Company declared dividends on the Series A Preferred Stock of $3.6 million and $7.2 million, respectively.

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
Note 11. Stockholders’ Equity
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three and six months ended June 30, 2026, and 2025:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2026
June 16, 2026	July 1, 2026	July 15, 2026	$0.05
March 13, 2026	April 1, 2026	April 15, 2026	$0.05
			$0.10
2025
June 17, 2025	July 1, 2025	July 15, 2025	$0.05
March 13, 2025	April 1, 2025	April 15, 2025	$0.05
			$0.10
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 3,000,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 12,000,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the six months ended June 30, 2026, under its share repurchase program, the Company repurchased 172,313 shares of its common stock for an aggregate cost, inclusive of commissions paid, of $0.3 million. No shares were repurchased during the three months ended June 30, 2026. As of June 30, 2026, there remained 2,464,148 shares authorized for repurchase under the Company’s share repurchase program.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three and six months ended June 30, 2026, and 2025:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2026
June 16, 2026	July 1, 2026	July 15, 2026	$0.4375
March 13, 2026	April 1, 2026	April 15, 2026	$0.4375
			$0.8750
2025
June 17, 2025	July 1, 2025	July 15, 2025	$0.4375
March 13, 2025	April 1, 2025	April 15, 2025	$0.4375
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
On June 5, 2025, the Company’s stockholders approved an amendment to the 2022 Plan, resulting in the Granite Point Mortgage Trust Inc. Amended and Restated 2022 Omnibus Incentive Plan, or the A&R 2022 Plan. The amendment increased the number of shares of common stock that had been available for issuance under the 2022 Plan by 10,000,000. The A&R 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of June 30, 2026, the Company had 14,288,089 shares of common stock available for future issuance under the A&R 2022 Plan, including shares subject to outstanding equity awards.
The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three and six months ended June 30, 2026:

	RSUs	Target Number of PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2025	3,547,929	2,262,381	$3.60
Granted	750,000	1,000,000	$1.53
Vested	(1,027,948)	(38,276)	$4.04
Forfeited	—	(599,717)	$5.04
Outstanding at March 31, 2026	3,269,981	2,624,388	$2.76
Granted	245,127	—	$1.54
Vested	(278,541)	—	$2.54
Forfeited	—	—	$—
Outstanding at June 30, 2026	3,236,567	2,624,388	$2.72

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Below is a summary of RSU and PSU vesting dates as of June 30, 2026:

Vesting Year	RSUs	Target Number of PSUs(1)	Total Awards
2026	22,075	—	22,075
2027	2,284,593	637,550	2,922,143
2028	679,892	986,838	1,666,730
2029	250,007	1,000,000	1,250,007
Total	3,236,567	2,624,388	5,860,955
____________________
(1)The PSUs’ vesting date is based on the performance criteria determination date and not the performance criteria service end date. The determination date will occur in the first quarter of the following year after the performance criteria service date has passed. The table above reflects the year of the determination date.
The Company’s RSUs are subject to time-based vesting schedules. For the three and six months ended June 30, 2026, the Company recognized $0.9 million and $2.3 million, respectively, of compensation expense associated with these awards, compared to $1.7 million and $4.3 million, respectively, for the three and six months ended June 30, 2025, within compensation and benefits expense on the condensed consolidated statements of income. As of June 30, 2026, $3.4 million of total unrecognized compensation cost for awards of RSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.5 years.
During the six months ended June 30, 2026, the Company granted 1,000,000 target number of PSUs, or the 2026 PSUs, to certain eligible employees pursuant to the terms of the A&R 2022 Plan and the associated award agreements, of which 50% are based on the Company’s total shareholder return compared to an industry index and 50% are based on absolute share price performance. The estimated fair value of these awards was $1.48 and $1.24 per unit on grant date, respectively, which was determined using a Monte Carlo simulation. The 2026 PSUs will vest promptly following the completion of a three-year performance period, as long as such grantee complies with the terms and conditions of the applicable award agreement. The number of underlying shares of common stock that vest and that the grantee is entitled to receive at the time of vesting will be determined based on the level of achievement of the market-based performance goals during the performance period and will range from 0% to 200% of the target number of 2026 PSUs granted. The 2026 PSUs entitle the grantee to dividend equivalent rights during the performance period with respect to units earned through satisfaction of the performance goals, to be paid in cash upon vesting. In the event that a 2026 PSU is forfeited, the related accrued dividend equivalent rights shall be forfeited. There were 1,000,000 target number of 2026 PSUs awarded outstanding as of June 30, 2026. No 2026 PSU awards were outstanding as of December 31, 2025.
The number of PSUs granted in 2024 and 2025, or the Pre-2026 PSUs, that will vest depends on the Company’s performance over a three-year period with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of Pre-2026 PSUs and outstanding as of June 30, 2026, may vest at the end of their respective performance periods based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs that the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria. The target number of Pre-2026 PSUs outstanding as of June 30, 2026, and December 31, 2025, were 1,624,388 and 2,262,381, respectively.
For the three and six months ended June 30, 2026, the Company recognized $0.2 million and $(0.3) million of compensation expense associated with PSUs, compared to $0.5 million and $0.3 million, for the three and six months ended June 30, 2025, within compensation and benefits expenses on the condensed consolidated statements of income. As of June 30, 2026, $2.0 million of total unrecognized compensation cost for awards of PSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 2.1 years.
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
Note 14. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(62,009)	$(16,964)	$(68,036)	$(27,579)
Dividends allocated to participating restricted stock units	(162)	(208)	(325)	(396)
Net (loss) income attributable to common stockholders - basic and diluted	$(62,171)	$(17,172)	$(68,361)	$(27,975)
Denominator:
Average common shares outstanding - basic and diluted	47,999,208	48,030,130	47,837,359	48,347,634
(Loss) earnings per share:
Basic	$(1.29)	$(0.35)	$(1.42)	$(0.57)
Diluted	$(1.29)	$(0.35)	$(1.42)	$(0.57)
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. During the three and six months ended June 30, 2026, 410,092 and 775,498 weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive, compared to 345,682 and 699,551 of weighted-average unvested RSUs, respectively, for the three and six months ended June 30, 2025. For the six months ended June 30, 2026, and 2025, under both the two-class method and the treasury stock method, no shares were included in the dilutive earnings per share denominator, as their inclusion would have been antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. For the three and six months ended June 30, 2026, and 2025, under both the two-class method and treasury stock method, no incremental shares of unvested PSUs were included in the dilutive earnings per share denominator.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Note 16. Subsequent Events
Subsequent to June 30, 2026, the Company refinanced the assets that had been financed in its two CRE CLOs, GPMT 2021-FL3 and GPMT 2021-FL4, on its JPMorgan Chase Bank, N.A. repurchase facility, which it extended to July 2028, with three 1-year term extension options. In connection with the refinance, the Company upsized its JPMorgan Chase Bank, N.A. repurchase facility to $651 million.
Subsequent to June 30, 2026, the Company extended and amended certain financing arrangements that reduced the most restrictive minimum unrestricted cash covenant from the greater of $30.0 million and 5.0% of recourse indebtedness to the greater of $20.0 million and 5.0% of recourse indebtedness, and reduced the tangible net worth covenant from the greater of the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances to the greater of the sum of (i) $500.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances.
Events subsequent to June 30, 2026, were evaluated through the date these condensed consolidated financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
Recent Developments
Macroeconomic Environment
The past several quarters have been characterized by continued volatility in the global securities markets. Volatility was likely driven by investor concerns over the ongoing military conflicts in the Middle East, tariffs, inflation, interest rates, escalating trade tensions, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. During the quarter, financial institutions were affected by certain events which also contributed to global markets volatility, diminished liquidity and credit availability.
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

Second Quarter 2026 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(62.0) million, or $(1.29) per basic share.
•Generated Distributable (Loss) to common stockholders of $(37.7) million, or $(0.79) per basic share, which includes $(29.7) million in write-offs and $(3.1) million in discounts on participations sold and excludes $(47.0) million in provision for credit losses, $(6.1) million of impairment loss on REO, $(2.0) million of depreciation and amortization on REO, $(1.1) million of equity compensation expense and $(0.9) million of amortization of deferred debt issuance costs on participations sold.
•Generated Distributable (Loss) Before Realized Gains and Losses to common stockholders of $(4.9) million, or $(0.10) per basic share.
•Recorded an increase to the allowance for credit losses of $17.3 million, for a total allowance of credit losses of $165.8 million, or approximately 11.4% of total loan commitments of $1.5 billion at June 30, 2026.
•Book value per share of common stock at June 30, 2026, was $5.70, inclusive of $(3.44) per basic common share of total CECL reserve.
•Declared common stock dividends of $2.6 million, or $0.05 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Realized $(129.8) million of total unpaid principal balance reduction from loan repayments, resolutions, principal paydowns, principal amortization and cost recovery.
•Funded $8.0 million of prior loan commitments and upsizes, including $0.3 million of capitalized deferred interest.
•Ended the quarter with a portfolio of 38 loan investments with an aggregate unpaid principal balance of $1.4 billion and total commitments of $1.5 billion, a weighted average stabilized LTV at origination of 66.1%, and a weighted average all-in yield at origination of S+3.91%.
Corporate Financing Activity:
•Extended the maturity of the Citibank repurchase facility to April 2027.
•Extended the maturity of the Morgan Stanley repurchase facility to June 2027.
•Extended the maturity of the secured credit facility to December 2027 and reduced the financing spread by 25 basis points.
Liquidity:
•At June 30, 2026, carried unrestricted cash of $58.5 million, a portion of which is subject to certain liquidity covenants.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. During the three months ended June 30, 2026, we recorded a GAAP net (loss) per basic common share of $(1.29), declared cash dividends of 0.05 per share of common stock and reported Distributable (Loss) of $(0.79) per basic common share. Our book value as of June 30, 2026, was $5.70 per share of common stock, inclusive of $(3.44) per share of total CECL reserves.
As further described below, Distributable Earnings is a “non-GAAP financial measure.” We use Distributable Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is a performance metric management and our board of directors consider, along with other measures, when the board declares our common stock dividends.

(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2026	2025	2026	2025
Net (loss) attributable to common stockholders	$(62,009)	$(16,964)	$(68,036)	$(27,579)
Basic and diluted weighted average common shares outstanding	47,999,208	48,030,130	47,837,359	48,347,634
Basic (loss) per weighted average common share	$(1.29)	$(0.35)	$(1.42)	$(0.57)
Diluted (loss) per weighted average common share	$(1.29)	$(0.35)	$(1.42)	$(0.57)
Dividend declared per common share	$0.05	$0.05	$0.10	$0.10
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

The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (Loss) Before Realized Gains and Losses and Distributable Earnings (Loss) for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2026	2025	2026	2025
Reconciliation of GAAP net (loss) income to Distributable Earnings (Loss):
GAAP net (loss) income attributable to common stockholders	$(62,009)	$(16,964)	$(68,036)	$(27,579)
Adjustments:
Provision for credit losses	46,981	10,984	46,765	14,754
Depreciation and amortization on real estate owned	1,987	2,089	3,993	3,486
Impairment loss on real estate owned	6,079	—	6,079	—
(Gain) loss on sale of real estate owned	—	(301)	—	(301)
Realized loss on loan sale	—	—	18	—
Amortization of discount on loan participations sold	932	—	932	—
Non-cash equity compensation	1,110	2,228	2,020	4,638
Distributable Earnings (Loss) Before Realized Gains and Losses	$(4,920)	$(1,964)	$(8,229)	$(5,002)
Realized losses on write-offs	(29,660)	(36,074)	(29,660)	(60,712)
Realized gain on REO sale	—	301	—	301
Recoveries of previous write-offs	—	—	300	—
Realized (loss) gain on loan sale	—	—	(18)	—
Accumulated depreciation and amortization on REO sale	—	(7,569)	—	(7,569)
Discount on loan participations sold	(3,139)	—	(3,139)	—
Distributable Earnings (Loss)	$(37,719)	$(45,306)	$(40,746)	$(72,982)
Distributable Earnings (Loss) per basic weighted average common share	$(0.79)	$(0.94)	$(0.85)	$(1.51)
Distributable Earnings (Loss) per diluted weighted average common share	$(0.79)	$(0.94)	$(0.85)	$(1.51)
Distributable Earnings (Loss) Before Realized Gains and Losses per basic weighted average common share	$(0.10)	$(0.04)	$(0.17)	$(0.10)
Distributable Earnings (Loss) Before Realized Gains and Losses per diluted weighted average common share	$(0.10)	$(0.04)	$(0.17)	$(0.10)
Basic weighted average common shares	47,999,208	48,030,130	47,837,359	48,347,634
Diluted weighted average common shares	47,999,208	48,030,130	47,837,359	48,347,634
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of June 30, 2026, and December 31, 2025:

(in thousands, except share data)	June 30, 2026	December 31, 2025
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	$480,272	$552,687
Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$274,534	$346,949
Shares:
Common shares outstanding	48,198,166	47,563,643
Book value per share of common stock	$5.70	$7.29
Book value per share as of June 30, 2026, includes the impact of an estimated allowance for credit losses of $165.8 million, or $(3.44) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.

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
Interest-earning assets include our 100% loan investment portfolio. At June 30, 2026, our loan portfolio was comprised of 38 investments, all of which were senior first mortgage loans totaling $1.5 billion of commitments with an unpaid principal balance of $1.4 billion. At June 30, 2026, the weighted average risk rating of our loan portfolio was 3.2 as compared to 2.9 at December 31, 2025, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of June 30, 2026, we held two REO office properties, one REO, held-for-investment with an aggregate carrying value of $35.8 million, inclusive of $5.9 million of intangible and other assets included in other assets and $(0.1) million of unfavorable and other lease liabilities in our condensed consolidated balance sheets and one REO held-for-sale with an aggregate carrying value of $54.9 million, inclusive of $7.3 million of REO liabilities, held-for-sale in our condensed consolidated balance sheets.
During the three months ended June 30, 2026, we funded $8.0 million under existing loan commitments, loan upsizes, deferred capitalized interest and other investments. We realized $(129.8) million in aggregate reductions in portfolio unpaid principal balance from loan repayments and resolutions, principal paydowns, principal amortization and cost recoveries. See Note 3 — Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025
Other loan fundings(1)	$7,674	$13,301
Deferred interest capitalized	323	218
Transfers in from loan related receivables	—	567
Loan repayments	(99,960)	(93,065)
Loan write-offs	(29,825)	(36,074)
Total loan activity, net	$(121,788)	$(115,053)
______________________
(1)Includes $2.3 million in fundings of other investments classified as loans held-for-investment during the three months ended June 30, 2026.
The following table details overall statistics for our loan portfolio as of June 30, 2026:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	38
Total loan commitments	$1,450,273
Unpaid principal balance	$1,393,104
Unfunded loan commitments	$57,169
Carrying value	$1,225,896
Weighted-average cash coupon(1)	S+3.59%
Weighted-average all-in yield(2)	S+3.91%
Stabilized LTV(3)	66.1%
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

The following table provides detail of our loans held-for-investment portfolio as of June 30, 2026:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	10/19	$95.1	$91.7	$91.7	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)(9)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior(10)	12/19	79.0	74.7	74.7	S+3.24%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	12/18	78.1	73.1	73.0	S+4.70%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior	06/19	76.7	76.5	76.3	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior(7)(9)	12/23	64.8	64.8	64.7	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior(7)	07/22	52.7	52.4	51.9	S+2.78%	S+4.25%	3.0	GA	Multifamily	74.5%	68.2%
Senior(7)	06/21	52.2	47.0	46.9	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(13)	09/21	51.6	45.6	45.5	S+3.23%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior	04/22	48.7	46.9	46.5	S+3.23%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	03/22	46.9	46.9	46.7	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	46.4	46.4	46.3	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	08/21	45.8	45.4	45.4	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	02/22	42.4	42.4	42.2	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior	09/21	40.2	40.2	40.2	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior(8)	11/21	39.0	36.9	36.3	5.75%	3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	04/22	36.3	35.1	34.6	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior(12)	11/21	35.5	35.4	35.4	S+2.90%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior	03/20	34.9	27.7	27.6	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior(11)	03/19	34.0	32.1	32.0	S+2.71%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior	08/19	32.8	31.3	31.2	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior(7)	01/18	29.6	27.5	27.6	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	04/22	29.1	27.6	27.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/22	27.2	26.7	26.6	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	10/21	25.7	25.7	25.6	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior(7)(9)	05/21	21.3	21.3	21.3	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	06/19	21.0	20.4	20.5	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	17.6	17.6	17.4	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior	07/19	15.5	13.7	13.7	S+3.07%	S+3.60%	3.0	OH	Office	63.1%	66.1%
Senior	08/17	15.4	15.4	15.4	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior(7)	10/18	15.1	15.1	15.2	S+6.21%	S+5.16%	3.0	CT	Hotel	75.4%	66.9%
Senior	08/21	14.4	14.1	14.1	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	06/21	13.0	13.0	13.1	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	12/21	13.0	5.8	5.7	S+3.36%	S+3.59%	3.0	CA	Office	72.9%	68.3%
Senior	06/19	11.5	11.1	11.1	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.4	7.0	7.0	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(163.5)
Total/Weighted Average Loans		$1,450.3	$1,393.1	$1,225.9	S+3.59%	S+3.91%	3.0			69.5%	66.1%
_____________________
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
(7)Loan was held on nonaccrual status as of June 30, 2026.
(8)Completed a modification with an effective date of July 12, 2024, that included an adjustment in rate to a fixed-rate coupon rate of 5.75%, adjusted from a floating-rate coupon of S+3.40%.
(9)As of June 30, 2026, the loan was in maturity default.
(10)Includes total other investments of $5.5 million, inclusive of a $4.9 million unsecured loan with a fixed rate of 11% deferred until maturity, and $0.6 million of equity interest with a 35% residual return, in the borrower entity of the senior loan. The other investment balance is on nonaccrual status as of June 30, 2026. As of June 30, 2026, the maturity date is December 9, 2026, which is determined by the maturity date of the associated senior loan.
(11)Includes a preferred equity investment of $2.8 million with a fixed rate of 11% deferred until maturity and a 35% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of June 30, 2026. As of June 30, 2026, the maturity date is October 9, 2026, which is determined by the maturity date of the associated senior loan.
(12)Includes a preferred equity investment of $2.6 million with a fixed rate of 10% deferred until maturity and a 10% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of June 30, 2026. As of June 30, 2026, the maturity date is November 9, 2026, which is determined by the maturity date of the associated senior loan.
(13)Includes a preferred equity investment of $1.8 million with a fixed rate of 12% deferred until maturity and a 40% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of June 30, 2026. As of June 30, 2026, the maturity date is October 9, 2026, which is determined by the maturity date of the associated senior loan.
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
The map and charts below, weighted by amortized cost and carrying value, respectively, illustrate the geographic distribution and types of properties securing our loan portfolio as of June 30, 2026:

MN, 9.6%
NY, 11.0%
MA, 3.4%
CT, 4.4%
PA, 4.2%
NJ, 3.0%
OH, 1.0%
IN, 0.9%
CA, 10.0%
CO, 1.0%
AZ, 2.0%
TN, 8.2%
NC, 1.9%
AL, 2.6%
GA, 12.4%
TX, 21.6%
LA, 1.5%
FL,
1.3%

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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of June 30, 2026, and December 31, 2025:

(dollars in thousands)	June 30, 2026			December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$105,341	$104,808	7	$293,896	$292,614
2	7	209,947	208,497	8	268,935	265,628
3	16	606,691	588,391	20	706,363	676,253
4	6	218,181	191,416	4	172,086	159,618
5	5	252,944	132,784	4	248,687	143,619
Total	38	$1,393,104	$1,225,896	43	$1,689,967	$1,537,732
As of June 30, 2026, the weighted average risk rating of our loan portfolio was 3.2, versus 2.9 as of December 31, 2025, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December 31, 2025, is mainly a result of select loan downgrades, two loan repayments with a risk rating of “1” and one loan sale with a risk rating of “1” during the three and six months ended June 30, 2026.
Risk-Rated “5” Loans
As of June 30, 2026, we had five loans that had a risk rating of “5” with an aggregate principal balance of $252.9 million, including one loan downgraded to a risk rating of “5” during the three months ended June 30, 2026. These five loans were on nonaccrual status as of June 30, 2026. The performance of these assets, which include two office buildings, two hotel properties and one multifamily property, has been adversely affected to varying degrees by many factors, such as slower pace in leasing activity for office properties and other submarket dynamics, combined with a significant rise in interest rates, contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property-specific factors.
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
During the 12 months ended June 30, 2026, we entered into the following four loan modifications that met the disclosure requirements pursuant to ASC 326.
During the three months ended June 30, 2026, we completed the modification of a senior loan secured by an office property located in New York, NY, and the related preferred equity interest classified as loans held-for-investment. As of June 30, 2026, and December 31, 2025, the senior loan had a principal balance and amortized cost of $29.2 million and $29.5 million, respectively. The terms of the senior loan modification included, among other things, a six-month extension of the maturity date to October 9, 2026, with options to further extend the loan to a fully extended maturity date of April 9, 2027. The modification of the preferred equity interest included, among other things, (i) a $1.6 million upsizing of the total commitment, and (ii) an increase in the residual return from 30% to 35%. The preferred equity earns an 11% deferred preferred return and a 35% residual return. Due to the uncertainty of collection of any preferred return, we are not accruing any income on the preferred equity interest. As of June 30, 2026, the senior loan and preferred equity interest had an aggregate principal balance and amortized cost of $32.1 million and $32.0 million, respectively. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of June 30, 2026.
During the three months ended June 30, 2026, we completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of June 30, 2026, and December 31, 2025, the loan had a principal balance of $27.5 million and $26.9 million, respectively, and an amortized cost of $27.6 million and $26.9 million, respectively. The terms of the modification included, among other things: (i) an extension of the fully extended maturity date to November 9, 2026, with one three-month option to extend to February 9, 2027, and (ii) a $2.1 million upsizing of the total commitment of the loan, resulting in an aggregate $4.6 million upsizing of the total commitment when considering other modifications occurring during the 12 months ended June 30, 2026. Due to the uncertainty with respect to the collection of principal and interest, the loan was previously deemed collateral dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of June 30, 2026.
During the three months ended March 31, 2026, we completed the modification of a senior loan secured by an office property located in New York, NY, and the related unsecured note and equity interest classified as loans held-for-investment. As of June 30, 2026, and December 31, 2025, the senior loan had a principal balance and amortized cost of $69.2 million and $69.1 million, respectively. The terms of the senior loan modification included, among other things, a one-year extension of the fully extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027. The modification of the unsecured note and equity interest included, among other things, (i) a one-year extension of the fully extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027, (ii) a $4.8 million upsizing of the total commitment of the unsecured note, and (iii) a $0.1 million investment in exchange for an additional equity interest of 5%. The unsecured note earns deferred interest, which carries an accrual rate of 11%. Due to the uncertainty of collection of any unsecured note interest, we are not accruing any income on the unsecured note. As of June 30, 2026, the senior loan, unsecured note and equity interest had an aggregate principal balance and amortized cost of $74.7 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of June 30, 2026.
During the three months ended December 31, 2025, we completed the modification of a senior loan secured by an office property located in Encino, CA. As of June 30, 2026, and December 31, 2025, the senior loan had a principal balance of $43.8 million and $43.4 million, respectively, and an amortized cost of $43.7 million and $43.2 million, respectively. The terms of the modification included, among other things, (i) a two-year extension of the fully extended maturity date to October 9, 2028, and (ii) a $3.8 million upsizing of the total commitment of the loan. Additionally, we made a $1.6 million non-controlling preferred equity investment in a limited liability company, or LLC, that is the borrower of the senior loan with an initial redemption date of October 9, 2026, which is determined by the maturity date of the associated senior loan. We may invest up to an additional $2.0 million in the preferred equity investment. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 12%. Due to the uncertainty of collection of any preferred equity investment accrued amounts, we are not accruing any income on the preferred equity investment. The preferred equity investment is included in our consolidated balance sheets within loans held-for-investment. As of June 30, 2026, the senior loan and preferred equity investment had an aggregate principal balance of $45.6 million and an aggregate amortized cost of $45.5 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of June 30, 2026.
Portfolio Financing
As of June 30, 2026, our portfolio financing consisted of repurchase facilities, secured credit facilities, a mortgage loan payable collateralized by REO, held-for-investment, loan participations sold and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 67.2% of portfolio-level financing by principal balance as of June 30, 2026.

The following table details our portfolio financing as of June 30, 2026, and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
CRE CLOs	$521,646	$643,528
Mortgage loan payable	17,594	17,546
Secured credit facility	71,774	71,774
Loan participations sold	28,301	—
Total non-mark-to-market financing	639,315	732,848
Secured repurchase agreements (mark-to-market)	313,721	439,173
Total portfolio financing	$953,036	$1,172,021
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the secured credit facility, the mortgage loan payable, loan participations sold and the CRE CLOs as of June 30, 2026, and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Loans held-for-investment, net	$1,193,883	$1,506,873
Real estate owned, held-for-investment, net(1)	35,780	97,960
Real estate owned, held-for-sale(2)	54,900	—
Restricted cash	48,679	31
Total	$1,333,242	$1,604,864
______________________
(1)As of June 30, 2026, real estate owned, held-for-investment, net included $5.8 million in other assets, net of other liabilities.
(2)As of June 30, 2026, real estate owned, held-for-sale included $7.3 million in real estate owned liabilities, held-for-sale.
Secured Repurchase Agreements
As of June 30, 2026, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.3 billion, which financed a portion of our loans held-for-investment and real estate owned, held-for-sale. As of June 30, 2026, the weighted average borrowing rate on our repurchase facilities was 6.0%, the weighted average advance rate was 53.8%, and the term to maturity ranged from approximately 0.1 years to approximately 1.0 years, with a weighted average remaining maturity of 0.4 years.
The table below details our secured repurchase facilities as of June 30, 2026:

	June 30, 2026
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank(3)	June 28, 2027	No	$52,151	$197,849	$250,000
JPMorgan Chase Bank(4)	July 28, 2026	No	189,083	235,917	425,000
Citibank	April 26, 2027	No	72,487	177,513	250,000
Total			$313,721	$611,279	$925,000
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of June 30, 2026.
(3)Collateral value includes real estate owned, held-for-sale with a carrying value of $54.9 million.
(4)Subsequent to June 30, 2026, we entered into modifications of the facility to extend the maturity date to July 28, 2028 and increase the maximum facility capacity to $651.0 million.
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
Commercial Real Estate Collateralized Loan Obligations
We have financed certain pools of our loans through the issuance of CRE CLOs. At June 30, 2026, we held two outstanding CRE CLOs: GPMT 2021-FL4 and GPMT 2021-FL3, totaling $0.5 billion of outstanding borrowings, financing 22 of our existing senior loan investments with an aggregate principal balance, inclusive of restricted cash, totaling $0.7 billion. As of June 30, 2026, our CRE CLOs financed 46.4% of our total loan portfolio principal balance on a term-matched, non-recourse and non-mark-to-market basis with attractive cost of funds.
The following table details our CRE CLO securitized debt obligations as of June 30, 2026:

(dollars in thousands)	June 30, 2026
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$415,388	$399,105	S+3.9%
Financing provided	318,270	318,425	S+2.0%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	279,556	273,048	S+3.4%
Financing provided	203,221	203,221	S+3.0%
Total
Collateral assets(4)	$694,944	$672,153	S+3.7%
Financing provided	$521,491	$521,646	S+2.4%
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
(2)Includes $11.2 million in restricted cash as of June 30, 2026.
(3)Includes $37.5 million in restricted cash as of June 30, 2026.
(4)Includes $48.7 million in restricted cash as of June 30, 2026.
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $71.8 million as of June 30, 2026, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2027.
The following table details the outstanding borrowings under our secured credit facility as of June 30, 2026:

(dollars in thousands)	June 30, 2026
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$157,898	$75,969	S+4.2%
Borrowings outstanding	71,774	71,774	S+5.5%
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
The following table details the outstanding borrowings under our mortgage loan payable as of June 30, 2026:

(dollars in thousands)	June 30, 2026
Mortgage Loan Payable	Principal Balance	Carrying Value	Wtd. Avg. Cost
Collateral assets	$—	$35,780	—%
Borrowings outstanding	18,000	17,594	S+3.1%
Loan Participations Sold
In June 2026, we sold two participations with an aggregate unpaid principal balance of $30.5 million of a loan investment with a total unpaid principal balance of $73.1 million to an unaffiliated third party for net proceeds of $27.2 million. The transfers did not qualify for sale accounting under ASC 860 and are, therefore, accounted for as secured borrowings, with the underlying loan remaining recognized in its entirety and a corresponding loan participations sold liability recorded in our balance sheets as of June 30, 2026.
Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of June 30, 2026
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $30.0 million and 5.0% of recourse indebtedness, which was $4.5 million.	Unrestricted cash of $58.5 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of equity issuances after September 30, 2024. As the Company has not had any equity issuances after September 30, 2024, tangible net worth must be greater than $600.0 million.
Tangible net worth of $646.1 million
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 63.8%; Total leverage ratio of 60.3%
Interest Coverage	Minimum interest coverage of no less than 1.3:1.0.	Interest coverage of 1.4:1.0
We were in compliance with these financial covenants as of June 30, 2026.
Leverage Ratios
As of June 30, 2026, the total debt-to-equity ratio with respect to our loans held-for-investment was 1.9:1.0, and our recourse leverage ratio was 0.7:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of June 30, 2026, and December 31, 2025. The period-over-period decrease in our leverage ratios was mainly related to lower borrowings due to loan repayments and paydowns.

	June 30, 2026	December 31, 2025
Recourse leverage ratio(1)	0.7	0.8
Total leverage ratio(2)	1.9	2.0
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating-Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset-level borrowings. Accordingly, our business model is such that, in general, rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of interest rate floors on our floating rate assets and certain liabilities. As of June 30, 2026, 97.4% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating-rate basis, which resulted in an amount of net floating-rate exposure, subject to the impact of interest rate floors on certain of our floating-rate loan investments, of $0.4 billion. As of June 30, 2026, 2.6% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating-rate basis, which resulted in a negative correlation to elevated interest rates on that amount of our financing.
The following table details our portfolio’s net floating-rate exposure as of June 30, 2026:

(in thousands)	Net Exposure
Floating-rate assets(1)(2)	$1,356,199
Floating-rate liabilities(1)(3)	955,494
Net floating-rate exposure	$400,705
______________________
(1)As of June 30, 2026, all of our floating-rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of June 30, 2026.
(3)Floating-rate liabilities include our outstanding repurchase facilities, secured credit facility, CRE CLOs, mortgage loan payable and loan participations sold.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2026, and 2025. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$1,436,872	$21,413	6.0%	$1,499,994	$46,813	6.2%
Subordinated loans	—	—	—%	5,521	221	8.0%
Total loan interest income/net asset yield	$1,436,872	$21,413	6.0%	$1,505,515	$47,034	6.2%
Other - Interest on cash and cash equivalents		415			837
Total interest income		$21,828			$47,871
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$909,687	$16,349	7.2%	$960,238	$33,567	7.0%
Subordinated loans	—	—	—%	3,316	114	6.9%
Real estate owned	37,377	697	7.5%	37,373	1,390	7.4%
Total interest expense/cost of funds	$947,064	$17,046	7.2%	$1,000,927	$35,071	7.0%
Net interest income/spread		$4,782	(1.2)%		$12,800	(0.8%)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$1,849,768	$32,759	7.1%	$1,927,872	$66,822	6.9%
Subordinated loans	13,118	265	8.1%	13,155	529	8.0%
Total loan interest income/net asset yield	$1,862,886	$33,024	7.1%	$1,941,027	$67,351	6.9%
Other - Interest on cash and cash equivalents		779			1,596
Total interest income		$33,803			$68,947
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,298,686	$24,872	7.7%	$1,348,784	$51,283	7.6%
Subordinated loans	11,157	260	9.3%	11,194	520	9.3%
Real estate owned	28,372	626	8.8%	24,082	1,059	8.8%
Total interest expense/cost of funds	$1,338,215	$25,758	7.7%	$1,384,060	$52,862	7.6%
Net interest income/spread		$8,045	(0.6)%		$16,085	(0.7%)
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

Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended June 30, 2026, and March 31, 2026
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended June 30, 2026, and March 31, 2026:

(in thousands)	Three Months Ended
Income Statement Data:	June 30, 2026	March 31, 2026	Q2’26 vs Q1’26
Interest income:	(unaudited)
Loans held-for-investment	$21,413	$25,621	$(4,208)
Cash and cash equivalents	415	422	(7)
Total interest income	$21,828	$26,043	$(4,215)
Interest expense:
Repurchase facilities	$5,330	$6,797	$(1,467)
Securitized debt obligations	8,173	9,112	(939)
Secured credit facility	1,802	1,789	13
Mortgage loan payable	329	327	2
Loan participations sold	1,412	—	1,412
Total interest expense	$17,046	$18,025	$(979)
Net interest income	$4,782	$8,018	$(3,236)
The majority of our interest-earning assets and liabilities have floating rates based on an index (i.e., one-month SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in benchmark market short-term interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizing transactions, repayments and when certain loans are placed on nonaccrual status.
Interest Income
Interest income for the three months ended June 30, 2026, decreased to $21.8 million from $26.0 million for the three months ended March 31, 2026, mainly due to a lower average balance of interest-earning assets as a result of loan repayments and the addition of nonaccrual loans.
Interest Expense
Interest expense for the three months ended June 30, 2026, decreased to $17.0 million from $18.0 million for the three months ended March 31, 2026, mainly due to a lower average balance of our interest-bearing liabilities as a result of loan repayments, partially offset by an increase in interest expense on loan participations sold.
(Provision for) Benefit from Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended June 30, 2026, and March 31, 2026:

(in thousands)	Three Months Ended
(Provision for) benefit from credit losses on:	June 30, 2026	March 31, 2026
Loans held-for-investment	$(45,846)	$(1,086)
Other liabilities	(1,135)	1,302
Total (provision for) benefit from credit losses	$(46,981)	$216
During the three months ended June 30, 2026, we recorded a provision for credit losses of $(47.0) million as compared to a benefit from credit losses of $0.2 million for the three months ended March 31, 2026. The increase in the provision for credit losses was primarily driven by an increase in specific reserves and unfavorable changes to the macroeconomic assumptions employed in estimating the general CECL reserve.
Revenue from REO Operations
During the three months ended June 30, 2026, we recorded revenue from REO operations of $3.5 million as compared to $3.2 million during the three months ended March 31, 2026. The modest increase in revenue from REO is primarily due to increased rental and miscellaneous operating income during the three months ended June 30, 2026, as compared to the three months ended March 31, 2026.

Expenses
The following table presents the components of expenses for the three months ended June 30, 2026, and March 31, 2026:

	Three Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026
Compensation and benefits	$4,315	$4,445
Servicing expenses	756	743
Expenses from real estate owned operations	5,273	5,760
Impairment loss on real estate owned	6,079	—
Other operating expenses	3,183	2,915
Total operating expenses	$19,606	$13,863
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.2%	5.9%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.4%	5.2%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits expenses for the three months ended June 30, 2026, decreased primarily due to lower employer taxes and higher compensation deferrals, partially offset by higher non-cash equity compensation expense amortization as compared to the three months ended March 31, 2026. Servicing expenses for the three months ended June 30, 2026, slightly increased as compared to the three months ended March 31, 2026. Expenses from REO operations for the three months ended June 30, 2026, decreased primarily due to lower payroll and utilities, as compared to the prior quarter. Impairment losses on real estate owned for the three months ended June 30, 2026, increased due to the impairment loss recognized as compared to no impairment during the three months ended March 31, 2026. Other operating expenses increased as compared to the prior quarter mainly due to higher due diligence and advisory fees, partially offset by lower legal, occupancy and data service fees. Our operating expense ratio, excluding REO, increased during the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, mainly due to lower average equity and higher total operating expenses during the three months ended June 30, 2026.
Our GAAP net (loss) attributable to common stockholders was $(62.0) million (or $(1.29) per basic weighted average share) for the three months ended June 30, 2026, as compared to GAAP net (loss) attributable to common stockholders of $(6.0) million (or $(0.13) per basic weighted average share) for the three months ended March 31, 2026. The decrease in GAAP results was primarily due to a higher provision for credit losses of $(47.0) million during the three months ended June 30, 2026, compared to a benefit from credit losses of $0.2 million during the three months ended March 31, 2026.

Comparison of the Six Months Ended June 30, 2026, and 2025
Net Interest Income
The following table presents the components of interest income and interest expense for the six months ended June 30, 2026, and 2025:

(in thousands)	Six Months Ended June 30,
Income Statement Data:	2026	2025	2026 vs 2025
Interest income:
Loans held-for-investment	$47,034	$67,351	$(20,317)
Cash and cash equivalents	837	1,596	(759)
Total interest income	$47,871	$68,947	$(21,076)
Interest expense:
Repurchase facilities	$12,127	$22,475	$(10,348)
Securitized debt obligations	17,285	25,284	(7,999)
Mortgage loan payable	656	—	656
Secured credit facility	3,591	5,103	(1,512)
Loan participations sold	1,412	—	1,412
Total interest expense	$35,071	$52,862	$(17,791)
Net interest income	$12,800	$16,085	$(3,285)
The majority of our interest-earning assets and liabilities have floating rates based on an index (i.e., one-month SOFR) plus a credit spread. As a result, our asset yields and cost of funds are impacted by changes in benchmark market interest rates and credit spreads on investments and borrowings, as well as changes in the mix of our investment portfolio credit spreads due to new originations, loan amendments, additional fundings, upsizing transactions and repayments.
Interest Income
Interest income for the six months ended June 30, 2026, decreased to $47.9 million from $68.9 million for the six months ended June 30, 2025, mainly due to a lower average balance of our interest-earning assets as a result of loan repayments and the addition of nonaccrual loans, as well as a decline in short-term interest rates.
Interest Expense
Interest expense for the six months ended June 30, 2026, decreased to $35.1 million from $52.9 million for the six months ended June 30, 2025, mainly due to a lower average balance on portfolio-level financing and a decline in short-term interest rates.
Provision for Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
(Provision for) credit losses on:
Loans held-for-investment	$(46,932)	$(12,953)
Other liabilities	167	(1,801)
Total (provision for) credit losses	$(46,765)	$(14,754)
During the six months ended June 30, 2026, we recorded a provision for credit losses of $(46.8) million as compared to a provision for credit losses of $(14.8) million during the six months ended June 30, 2025. The increase in the provision for credit losses was primarily driven by a larger general-to-specific loan migration and an increase in specific reserves, partially offset by a decrease in the general reserve, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Revenue from REO Operations
During the six months ended June 30, 2026, we recorded revenue from REO operations of $6.7 million as compared to $6.8 million during the six months ended June 30, 2025. The modest decrease in revenue from REO is due to decreased lease income.

Expenses
The following table presents the components of expenses for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Compensation and benefits	$8,760	$11,489
Servicing expenses	1,499	1,848
Expenses from real estate owned operations	11,033	9,731
Impairment loss on real estate owned	6,079	—
Other operating expenses	6,098	5,720
Total operating expenses	$33,469	$28,788
Annualized total operating expenses, excluding impairment loss and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.1%	6.3%
Annualized total operating expenses, excluding non-cash equity compensation, impairment loss and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.3%	4.8%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits for the six months ended June 30, 2026, decreased as compared to the six months ended June 30, 2025, primarily due to lower non-cash equity compensation expense amortization. Servicing expenses for the six months ended June 30, 2026, decreased modestly due to a lower portfolio balance as compared to the six months ended June 30, 2025. Expenses from real estate owned operations increased due to higher depreciation and operating costs on the REO property acquired in January 2025, partially offset by lower depreciation and operating costs due to the REO property sale in June 2025 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Impairment losses on real estate owned for the six months ended June 30, 2026, increased due to the impairment loss recognized as compared to no impairment during the six months ended June 30, 2025. Other operating expenses increased as compared to the six months ended June 30, 2025, primarily due to higher advisory and data service fees, offset by lower marketing and due diligence and legal fees. Our operating expense ratio, excluding REO, decreased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, mainly due to lower average equity and higher total operating expenses.
Our GAAP net (loss) attributable to common stockholders was $(68.0) million (or $(1.42) per basic weighted average share) for the six months ended June 30, 2026, as compared to GAAP net (loss) attributable to common stockholders of $(27.6) million (or $(0.57) per basic weighted average share) for the six months ended June 30, 2025. The increase in GAAP results was primarily due to a lower provision for credit losses of $(46.8) million during the six months ended June 30, 2026, compared to a provision for credit losses of $(14.8) million during the six months ended June 30, 2025.
Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of June 30, 2026, our capitalization included $0.9 billion of loan-level financing. Our loan-level financing as of June 30, 2026, is generally term-matched or matures in 2026, and includes $0.3 billion of secured repurchase agreements, $0.5 billion of CRE CLO securitizations, which are term-matched to the underlying assets, non-recourse and non-mark-to-market, a $71.8 million term-matched and non-mark-to-market secured credit facility, and $28.3 million of term matched and non-mark-to-market loan participations sold.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations and Note 6 – Secured Financing Agreements to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations and our secured financing facilities, respectively.
Leverage
From December 31, 2025, to June 30, 2026, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.0:1.0 to 1.9:1.0 mainly due to a reduction in outstanding debt, partially offset by a lower equity balance. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a target range of 3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of June 30, 2026:

(in thousands)	June 30, 2026
Cash and cash equivalents	$58,478
Approved but unused borrowing capacity on financing facilities	—
Total	$58,478
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $0.9 billion of outstanding borrowings under our repurchase facilities, CRE CLOs, secured credit facility, and mortgage loan payable; $57.2 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders, which are at the discretion of our board of directors.
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
The following table provides the maturities of our repurchase facilities, secured credit facility, securitized debt obligations and mortgage loan payable as of June 30, 2026, and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Within one year	$863,668	$1,154,474
One to three years	71,774	—
Three to five years	17,594	17,546
Total	$953,036	$1,172,020
Cash Flows
For the six months ended June 30, 2026, our restricted and unrestricted cash and cash equivalents balance increased approximately $27.4 million, to $107.5 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the six months ended June 30, 2026, operating activities decreased our cash balances by approximately $1.9 million, primarily driven by operating expenses, partially offset by net interest income.
•Cash flows from investing activities. For the six months ended June 30, 2026, investing activities increased our cash balances by approximately $263.9 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the six months ended June 30, 2026, financing activities decreased our cash balances by approximately $234.6 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations.
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
As of June 30, 2026, approximately 97.4% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 2.6% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities and CRE CLOs are primarily floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease. The floating rates that will become effective at the conclusion of the fixed rate period on our Series A Preferred Stock subject us to interest rate risk and could significantly increase the cost of dividends on our preferred stock. Such increased dividend costs could have an impact on aggregate GAAP book value and our ability to make distributions to our stockholders.

Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest-sensitive financial instruments at June 30, 2026. All changes in value are measured as the change from our June 30, 2026, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$334	$188	$(208)	$(417)
Repurchase facilities	(112)	(63)	65	131
Securitized debt obligations	(217)	(108)	109	217
Secured financing facility	(12)	(12)	15	30
Mortgage loan payable	(8)	(4)	4	8
Loan participations sold	(13)	(6)	6	13
Total net assets	$(28)	$(5)	$(9)	$(18)

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$433	$(26)	$380	$761
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2026. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1*
Directors Compensation Policy, dated June 4, 2026, by and between Granite Point Mortgage Trust Inc. and Independent Directors, (incorporated by reference to Exhibit 10.1 to the registrants’s Current Report on Form 8-K filed with the SEC on June 5, 2026).

10.2
Fifteenth Amendment to Master Repurchase and Securities Contract Agreement and Sixth Amendment to Guaranty, dated as June 26, 2026, by and among Morgan Stanley Bank, N.A., GP Commercial MS LLC and Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

10.3
Third Amendment to Amended and Restated Guaranty and Other Transaction Documents, dated as of June 30, 2026, by and among Granite Point Mortgage Trust Inc. and Citibank, N.A., and acknowledged and agreed to by GP Commercial CB LLC and GP Commercial CB SL Sub LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Index
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended June 30, 2026, filed with the SEC on August 5, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
+    Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K
*     Management contract or compensatory plan, contract or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	August 5, 2026	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 5, 2026	By:	/s/ Blake N. Johnson
Blake N. Johnson Chief Financial Officer (Principal Accounting and Financial Officer)