Form 10-Q
period 2026-09-30
Granite Point Mortgage Trust Inc.
filed 2026-11-04
CIK 1703644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 30, 2026, there were 4,820,831 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Loans held-for-investment	$1,308,672	$1,683,644
Allowance for credit losses	(185,152)	(145,912)
Loans held-for-investment, net	1,123,520	1,537,732
Cash and cash equivalents	44,681	65,958
Restricted cash	1,118	14,108
Real estate owned, held-for-investment, net	30,807	92,039
Real estate owned assets, held-for-sale	59,651	—
Accrued interest receivable	4,490	7,594
Other assets	27,373	37,793
Total Assets (1)	$1,291,640	$1,755,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase facilities	$726,730	$439,173
Securitized debt obligations	—	643,528
Secured credit facility	67,159	71,774
Mortgage loan payable	17,619	17,546
Loan participations sold	33,385	—
Dividends payable	4,114	6,164
Real estate owned liabilities, held-for-sale	7,251	—
Other liabilities	14,845	24,227
Total Liabilities (1)	871,103	1,202,412
Commitments and Contingencies (see Note 9)
Stockholders’ Equity
7.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share; 11,500,000 shares authorized, and 8,229,500 and 8,229,500 shares issued and outstanding, respectively; liquidation preference $25.00 per share	82	82
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, and 4,819,710 shares and 4,756,258 issued and outstanding, respectively	48	48
Additional paid-in capital	1,197,415	1,195,707
Cumulative earnings	(298,195)	(180,708)
Cumulative distributions to stockholders	(478,938)	(462,442)
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	420,412	552,687
Non-controlling interests	125	125
Total Equity	420,537	552,812
Total Liabilities and Stockholders’ Equity	$1,291,640	$1,755,224
______________________
(1)The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Granite Point Mortgage Trust Inc. At September 30, 2026, and December 31, 2025, assets of the VIEs totaled $0 and $807,051, respectively, and liabilities of the VIEs totaled $0 and $644,801, respectively. See Note 5 - Variable Interest Entities and Securitized Debt Obligations, for further detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loans held-for-investment	$18,070	$33,006	$65,104	$100,357
Cash and cash equivalents	319	714	1,156	2,310
Total interest income	18,389	33,720	66,260	102,667
Interest expense:
Repurchase facilities	9,566	8,852	21,693	31,327
Securitized debt obligations	4,000	12,178	21,285	37,462
Secured credit facility	1,764	2,394	5,355	7,497
Mortgage loan payable	334	—	990	—
Loan participations sold	2,309	—	3,721	—
Total interest expense	17,973	23,424	53,044	76,286
Net interest income	416	10,296	13,216	26,381
Other income (loss):
Revenue from real estate owned operations	3,475	3,620	10,182	10,467
(Provision for) benefit from credit losses	(45,404)	1,643	(92,169)	(13,111)
Gain on sale of real estate owned	—	—	—	301
Loss on extinguishment of debt	(401)	—	(401)	—
Realized loss on loan sales	—	—	(18)	—
Total other income (loss)	(42,330)	5,263	(82,406)	(2,343)
Expenses:
Compensation and benefits	3,980	4,067	12,740	15,556
Servicing expenses	721	862	2,220	2,710
Impairment loss on real estate owned	2,645	—	8,724	—
Expenses from real estate owned operations	4,601	5,776	15,634	15,507
Other operating expenses	2,728	1,757	8,826	7,477
Total expenses	14,675	12,462	48,144	41,250
Income (loss) before income taxes	(56,589)	3,097	(117,334)	(17,212)
Provision for income taxes	63	62	153	131
Net income (loss)	(56,652)	3,035	(117,487)	(17,343)
Dividends on preferred stock	3,600	3,600	10,801	10,801
Net (loss) income attributable to common stockholders	$(60,252)	$(565)	$(128,288)	$(28,144)
Basic (loss) earnings per weighted average common share	$(12.50)	$(0.12)	$(26.75)	$(5.86)
Diluted (loss) earnings per weighted average common share	$(12.50)	$(0.12)	$(26.75)	$(5.86)
Weighted average number of shares of common stock outstanding:
Basic	4,819,710	4,739,345	4,795,788	4,802,537
Diluted	4,819,710	4,739,345	4,795,788	4,802,537

Net (loss) income attributable to common stockholders	$(60,252)	$(565)	$(128,288)	$(28,144)
Comprehensive (loss) income	$(60,252)	$(565)	$(128,288)	$(28,144)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2024	4,880,062	$49	8,229,500	$82	$1,196,262	$(139,556)	$(437,745)	$619,092	$125	$619,217
Net income (loss)	—	—	—	—	—	(7,015)	—	(7,015)	—	(7,015)
Repurchase of common stock	(87,878)	(1)	—	—	(2,524)	—	—	(2,525)	—	(2,525)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.50 per share	—	—	—	—	—	—	(2,591)	(2,591)	—	(2,591)
Repurchase of common stock for tax withholding on vestings of RSUs	(38,016)	—	—	—	(1,102)	—	—	(1,102)	—	(1,102)
Non-cash equity award compensation	84,635	1	—	—	2,409	—	—	2,410	—	2,410
Balance, March 31, 2025	4,838,803	$49	8,229,500	$82	$1,195,045	$(146,571)	$(443,936)	$604,669	$125	$604,794
Net income (loss)	—	—	—	—	—	(13,363)	—	(13,363)	—	(13,363)
Repurchase of common stock	(125,000)	(1)	—	—	(3,136)	—	—	(3,137)	—	(3,137)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.50 per share	—	—	—	—	—	—	(2,592)	(2,592)	—	(2,592)
Repurchase of common stock for tax withholding on vestings of RSUs	(728)	—	—	—	—	—	—	—	—	—
Non-cash equity award compensation	26,270	—	—	—	2,228	—	—	2,228	—	2,228
Balance, June 30, 2025	4,739,345	$48	8,229,500	$82	$1,194,137	$(159,934)	$(450,129)	$584,204	$125	$584,329
Net income (loss)	—	—	—	—	—	3,035	—	3,035	—	3,035
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.50 per share	—	—	—	—	—	—	(2,549)	(2,549)	—	(2,549)
Non-cash equity award compensation	—	—	—	—	896	—	—	896	—	896
Balance, September 30, 2025	4,739,345	$48	8,229,500	$82	$1,195,033	$(156,899)	$(456,278)	$581,986	$125	$582,111

Balance, December 31, 2025	4,756,258	$48	8,229,500	$82	$1,195,707	$(180,708)	$(462,442)	$552,687	$125	$552,812
Net income (loss)	—	—	—	—	—	(2,426)	—	(2,426)	—	(2,426)
Repurchase of common stock	(17,231)	—	—	—	(306)	—	—	(306)	—	(306)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,601)	(3,601)	—	(3,601)
Common dividends declared, $0.50 per share	—	—	—	—	—	—	(2,609)	(2,609)	—	(2,609)
Repurchase of common stock for tax withholding on vestings	(53,793)	(1)	—	—	(911)	—	—	(912)	—	(912)
Non-cash equity award compensation	106,622	1	—	—	909	—	—	910	—	910
Balance, March 31, 2026	4,791,856	$48	8,229,500	$82	$1,195,399	$(183,134)	$(468,652)	$543,743	$125	$543,868
Net income (loss)	—	$—	—	$—	$—	$(58,409)	$—	$(58,409)	$—	$(58,409)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.50 per share	—	—	—	—	—	—	(2,572)	(2,572)	—	(2,572)
Non-cash equity award compensation	27,854	—	—	—	1,110	—	—	1,110	—	1,110
Balance, June 30, 2026	4,819,710	$48	8,229,500	$82	$1,196,509	$(241,543)	$(474,824)	$480,272	$125	$480,397
Net income (loss)	—	$—	—	$—	$—	$(56,652)	$—	$(56,652)	$—	$(56,652)
Preferred dividends declared, $0.4375 per share	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Common dividends declared, $0.10 per share	—	—	—	—	—	—	(514)	(514)	—	(514)
Non-cash equity award compensation	—	—	—	—	906	—	—	906	—	906
Balance, September 30, 2026	4,819,710	$48	8,229,500	$82	$1,197,415	$(298,195)	$(478,938)	$420,412	$125	$420,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(117,487)	$(17,343)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of discounts and net deferred fees on loans held-for-investment and deferred interest capitalized to loans held-for-investment	(3,354)	(4,600)
Amortization of deferred debt issuance costs and discounts	4,339	3,186
Provision for credit losses	92,169	13,111
Impairment loss on real estate owned	8,724	—
Realized losses on loan sales	18	—
Amortization of equity-based compensation	2,926	5,534
Depreciation and amortization on real estate owned, held-for-investment	5,076	5,837
Straight-line rental income	(383)	—
Gain on sale of real estate owned	—	(301)
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	3,104	(328)
Decrease (increase) in other assets	5,642	(5,773)
Increase (decrease) in other liabilities	(2,086)	222
Net cash provided by (used in) operating	(1,312)	(455)
Cash Flows From Investing Activities:
Originations, acquisitions and additional fundings of loans held-for-investment, net of deferred fees	(26,117)	(34,421)
Proceeds from loan sales	12,855	—
Proceeds from repayment of loans held-for-investment	340,501	291,422
Capital expenditures related to real estate owned	(4,414)	(2,799)
Acquisition costs on real estate owned	—	(1,587)
Proceeds from sale of real estate owned	—	16,655
Purchases of other investments	—	(3,245)
Net cash provided by investing activities	322,825	266,025
Cash Flows From Financing Activities:
Proceeds from repurchase facilities	589,422	13,700
Principal payments on repurchase facilities	(301,865)	(173,453)
Principal payments on securitized debt obligations	(643,767)	(111,850)
Repayment of secured credit facility	(4,615)	(7,500)
Proceeds from loan participations sold	27,240	—
Payment of debt issuance costs	(2,432)	(1,663)
Tax withholding on vestings	(912)	(1,102)
Repurchase of common stock	(306)	(5,662)
Dividends paid on preferred stock	(10,801)	(10,801)
Dividends paid on common stock	(7,744)	(7,806)
Net cash used in financing activities	(355,780)	(306,137)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,267)	(40,567)
Cash, cash equivalents, and restricted cash at beginning of period	80,066	114,470
Cash, cash equivalents, and restricted cash at end of period	$45,799	$73,903
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$48,556	$74,139
Cash paid for federal taxes	$—	$100
Cash paid for state taxes	$—	$78
Non-cash Activities:
Transfers of loans held-for-investment to loans held-for-sale	$12,873	$—
Dividends declared but not paid at end of period	$4,114	$6,164
Transfers from loans held-for investment and receivables to real estate owned	$—	$71,000
Acquisition of working capital related to real estate owned	$—	$63
Right-of-use lease asset and operating lease liability	$835	$7,239
Principal repayments of loans held-for-investment held by servicer	$783	$—
Transfer of other receivables to loans held-for-investment	$—	$980
Fundings of loans held-for-investment and loan participations sold by participants	$3,680	$—
Transfer of assets to real estate owned assets, held-for-sale	$62,151	$—
Transfer of liabilities to real estate owned liabilities, held-for-sale	$7,251	$—
Deferred financing costs, not yet paid	$1,063	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Granite Point Mortgage Trust Inc., or the Company, is an internally managed commercial real estate finance company that focuses primarily on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. These investments are typically capitalized by accessing a variety of funding sources, including borrowing under the Company’s bank credit facilities or other asset financings, issuing commercial real estate collateralized loan obligations, or CRE CLOs, and issuing other forms of secured and unsecured debt and equity securities, depending on market conditions and the Company’s view of the most appropriate funding option available for the Company’s investments. The Company is not in the business of buying or trading securities, and the only securities it has owned are the retained interests from its CRE CLOs. The Company’s investment objective is to preserve the Company’s stockholders’ capital while generating attractive risk-adjusted returns over the long term, primarily through dividends derived from current income produced by the Company’s investment portfolio. The Company’s common stock is listed on the NYSE under the symbol “GPMT.” The Company operates its business in a manner that is intended to permit it to maintain its exclusion from registration under the Investment Company Act. The Company operates its business as one segment. The Company was incorporated in Maryland on April 7, 2017, and commenced operations as a publicly traded company on June 28, 2017.
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
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. All per share amounts, common shares outstanding and common equity-based awards for the three and nine months ended September 30, 2026, and all prior periods reflect the Company’s one-for-ten reverse stock split effected on October 5, 2026, at 5:00 p.m. Eastern Time (refer Note 11 - Stockholders’ Equity for additional information). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2026, and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2026, should not be construed as indicative of the results to be expected for future periods or the full year.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026. However, the Company’s actual results could ultimately differ from its estimates and such differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2026.
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
Interest paid to participation holders is recognized as interest expense, while interest income continues to be recognized on the entire loan. The difference between the participation’s contractual principal balance and proceeds received is recorded as a discount and amortized to interest expense over the remaining term of the loan.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
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
Note 3. Loans Held-for-Investment, Net of Allowance for Credit Losses
The following tables summarize the Company’s loans held-for-investment by asset type, property type and geographic location as of September 30, 2026, and December 31, 2025:

September 30, 2026
(dollars in thousands)	Senior Loans(1)
Unpaid principal balance	$1,311,454
Unamortized net deferred origination fees	(2,782)
Allowance for credit losses	(185,152)
Carrying value	$1,123,520
Unfunded commitments	$40,936
Number of loans	34
Weighted average coupon(2)	4.6%
Weighted average years to maturity(3)	0.3

	December 31, 2025
(dollars in thousands)	Senior Loans(1)	B-Notes(4)	Total
Unpaid principal balance	$1,677,017	$12,950	$1,689,967
Unamortized net deferred origination fees	(6,323)	—	(6,323)
Allowance for credit losses	(145,891)	(21)	(145,912)
Carrying value	$1,524,803	$12,929	$1,537,732
Unfunded commitments	$77,399	$—	$77,399
Number of loans	42	1	43
Weighted average coupon(2)	6.2%	8.0%	6.2%
Weighted average years to maturity(3)	0.5	1.1	0.5
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
(4)A subordinate loan secured by the same mortgage as the senior loan.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

(dollars in thousands)	September 30, 2026		December 31, 2025
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Office	$569,756	50.8%	$670,061	43.6%
Multifamily	319,376	28.4%	480,737	31.3%
Hotel	64,509	5.7%	106,208	6.9%
Retail	14,027	1.2%	126,757	8.2%
Industrial	114,403	10.2%	113,791	7.4%
Other	41,449	3.7%	40,178	2.6%
Total	$1,123,520	100.0%	$1,537,732	100.0%

(dollars in thousands)	September 30, 2026		December 31, 2025
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Northeast	$327,071	29.1%	$384,371	25.0%
Southwest	312,141	27.8%	330,382	21.5%
West	112,586	10.0%	233,741	15.2%
Midwest	89,154	7.9%	259,115	16.9%
Southeast	282,568	25.2%	330,123	21.4%
Total	$1,123,520	100.0%	$1,537,732	100.0%

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Loan Portfolio Activity
The following tables summarize activity related to loans held-for-investment, net of allowance for credit losses, for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$1,389,380	$(163,484)	$1,225,896	$1,683,644	$(145,912)	$1,537,732
Originations, additional fundings, upsizing of loans and capitalized deferred interest	7,885	—	7,885	30,161	—	30,161
Repayments	(63,836)	—	(63,836)	(340,277)	—	(340,277)
Transfers to loans held-for-sale, net of discount at time of transfer	—	—	—	(12,873)	—	(12,873)
Increase from net deferred fees	401	—	401	646	—	646
Amortization of net deferred fees	155	—	155	2,344	—	2,344
Provision for credit losses	—	(46,981)	(46,981)	—	(93,913)	(93,913)
Write-offs	(25,313)	25,313	—	(54,973)	54,973	—
Recoveries of previous write-offs	—	—	—	—	(300)	(300)
Balance at end of period	$1,308,672	$(185,152)	$1,123,520	$1,308,672	$(185,152)	$1,123,520

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at beginning of period	$1,823,279	$(151,968)	$1,671,311	$2,097,375	$(199,727)	$1,897,648
Originations, additional fundings, upsizing of loans and capitalized deferred interest	12,653	—	12,653	36,647	—	36,647
Repayments	(102,989)	—	(102,989)	(279,942)	—	(279,942)
Transfers to real estate owned(1)	—	—	—	(63,353)	—	(63,353)
Transfers in from loan related receivables	413	—	413	980	—	980
Decrease from net deferred fees	(949)	—	(949)	(1,532)	—	(1,532)
Amortization of net deferred fees	962	—	962	3,906	—	3,906
Provision for credit losses	—	1,274	1,274	—	(11,679)	(11,679)
Write-offs	(19,786)	19,786	—	(80,498)	80,498	—
Balance at end of period	$1,713,583	$(130,908)	$1,582,675	$1,713,583	$(130,908)	$1,582,675
______________________
(1)Total transfers to real estate owned of $71.0 million comprised of $63.4 million of loans held-for-investment and $7.6 million in related receivables.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Allowance for Credit Losses
The following table presents the changes for the three and nine months ended September 30, 2026, and 2025 in the allowance for credit losses on loans held-for-investment:

	Loans Held-for-Investment			Unfunded Loan Commitments(1)
	Specific Reserve	General Reserve	Total Specific and General Reserve	Total General Reserve	Total Allowance for Credit Losses
Three Months Ended September 30, 2026
Balance at beginning of period	$130,159	$33,325	$163,484	$2,350	$165,834
Provision for (benefit from) credit losses	70,974	(23,993)	46,981	(1,577)	45,404
Write-off	(25,313)	—	(25,313)	—	(25,313)
Balance at end of period	$175,820	$9,332	$185,152	$773	$185,925

Nine Months Ended September 30, 2026
Balance at beginning of period	$104,466	$41,446	$145,912	$2,517	$148,429
Provision for (benefit from) credit losses	126,027	(32,114)	93,913	(1,744)	92,169
Write-off	(54,973)	—	(54,973)	—	(54,973)
Recoveries of previous write-offs	300	—	300	—	300
Balance at end of period	$175,820	$9,332	$185,152	$773	$185,925

Three Months Ended September 30, 2025
Balance at beginning of period	$97,541	$54,427	$151,968	$3,104	$155,072
Provision for (benefit from) credit losses	8,699	(9,973)	(1,274)	(369)	(1,643)
Write-off	(19,786)	—	(19,786)	—	(19,786)
Balance at end of period	$86,454	$44,454	$130,908	$2,735	$133,643

Nine Months Ended September 30, 2025
Balance at beginning of period	$154,687	$45,040	$199,727	$1,303	$201,030
Provision for credit losses	12,265	(586)	11,679	1,432	13,111
Write-off	(80,498)	—	(80,498)	—	(80,498)
Balance at end of period	$86,454	$44,454	$130,908	$2,735	$133,643
______________________
(1)The current expected credit loss, or CECL, reserve for unfunded commitments is included in “Other liabilities” on the condensed consolidated balance sheets.
As of September 30, 2026, the Company had nine collateral-dependent loans with an aggregate principal balance of $413.3 million, for which the Company recorded an allowance for credit losses of $148.4 million. The performance of the collateral properties securing these loans, which includes six office buildings, two hotel properties and one multifamily property, has been impacted by an uncertain commercial real estate market and macroeconomic outlook, which includes weakening in credit fundamentals, capital markets volatility, reduced real estate transaction activity, and a higher cost of capital driven by elevated interest rates. These macroeconomic and market factors have resulted in the slowing of business plan execution and reduced market liquidity, thereby impacting the borrowers’ ability to either sell or refinance their properties to repay the Company’s loans. See Note 8 - Fair Value, for further detail on the fair value measurement of these loans.
As of September 30, 2026, the Company had four individually assessed loans with an aggregate principal balance of $190.2 million, for which the Company recorded an allowance for credit losses of $27.5 million. These loans did not meet the criteria to be considered collateral-dependent, but no longer share similar risk characteristics with the rest of the collective pool for the general reserve and therefore were individually assessed. The specific reserves were determined by using the expected cash flows from either a discounted payoff or note sale below par with the borrower or unrelated third-party. Three of these loans are secured by multifamily properties and one by a mixed-use multifamily and retail property.
During the three months ended September 30, 2026, the Company recorded a net increase of $20.1 million in its total allowance for credit losses, bringing the balance to $185.9 million as of September 30, 2026. The increase was primarily the result of an increase of $71.0 million in specific reserves. The increase was partially offset by a $(25.6) million net decrease in

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
the general reserve, primarily due to favorable changes in loan attributes and credit migration to the specific reserve and $(25.3) million in write-offs upon resolution of loans previously considered collateral-dependent. The increase in the allowance was primarily related to a provision for credit losses of $45.4 million as a result of eight loans that were individually assessed for the first time during the three months ended September 30, 2026.
During the nine months ended September 30, 2026, the Company recorded a net increase of $37.5 million in its total allowance for credit losses primarily due to an increase of $126.0 million in specific reserves, partially offset by a decrease of $(33.9) million in the general reserve primarily from credit migration to the specific reserve and $(54.7) million in write-offs upon resolution of loans previously considered collateral-dependent. The increase in the allowance was primarily related to provision for credit losses of $92.2 million as a result of eleven loans that were individually assessed for the first time and incremental specific reserves on previously existing collateral-dependent loans, partially offset by a decrease in the general reserve due to negative credit migration to specific reserves during the nine months ended September 30, 2026.
Nonaccrual Loans
The following table presents the changes in the amortized cost of loans held-for-investment on nonaccrual status for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Nonaccrual loan amortized cost at beginning of period	$333,543	$222,581	$277,496	$453,052
Addition of nonaccrual loan amortized cost	342,757	26,859	476,336	26,859
Reduction of nonaccrual loan amortized cost	(68,615)	(53,253)	(146,147)	(283,724)
Nonaccrual loan amortized cost at end of period	$607,685	$196,187	$607,685	$196,187
As of September 30, 2026, the Company had thirteen senior loans and four other investments classified as loans held-for-investment, with a total unpaid principal balance of $608.3 million and an amortized cost of $607.7 million that were held on nonaccrual status, compared to three senior loans with a total unpaid principal balance of $196.3 million and an amortized cost of $196.2 million that were held on nonaccrual status as of September 30, 2025. All other loans were considered current with respect to principal and interest payments due as of September 30, 2026, and 2025.
Loan Modifications
As part of its asset and portfolio management strategy, the Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan’s maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection and/or an increase in the loan coupon or fees, among other items.
During the 12 months ended September 30, 2026, the Company entered into the following six loan modifications that met the disclosure requirements pursuant to ASC 326.
During the three months ended September 30, 2026, the Company completed the modification of a senior loan secured by an office property located in Atlanta, GA. As of September 30, 2026, and December 31, 2025, the loan had a principal balance of $28.2 million and $24.4 million, respectively, and an amortized cost of $28.3 million and $24.4 million, respectively. The terms of the modification included, among other things: a three-month extension of the maturity date to December 9, 2026, with options to further extend the loan to a fully extended maturity date of March 9, 2027. Due to the uncertainty with respect to the collection of principal and interest, the loan was deemed collateral-dependent, assigned a risk rating of “5” and placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2026.
During the three months ended September 30, 2026, the Company completed the modification of a senior loan secured by an office property located in Atlanta, GA. As of September 30, 2026, and December 31, 2025, the loan had a principal balance of $46.1 million and $47.9 million, respectively, and an amortized cost of $46.0 million and $47.7 million, respectively. The terms of the modification included, among other things: a three-month extension of the maturity date to October 9, 2026, with an option to further extend the loan to a fully extended maturity date of January 9, 2027. Due to the uncertainty with respect to the collection of principal and interest, the loan was deemed collateral-dependent, assigned a risk rating of “5” and placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2026.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
During the three months ended June 30, 2026, the Company completed the modification of a senior loan secured by an office property located in New York, NY, and the related preferred equity interest classified as loans held-for-investment. As of September 30, 2026, and December 31, 2025, the senior loan had a principal balance and amortized cost of $29.2 million and $29.5 million, respectively. The terms of the senior loan modification included, among other things, a six-month extension of the maturity date to October 9, 2026, with options to further extend the loan to a fully extended maturity date of April 9, 2027. The modification of the preferred equity interest included, among other things, (i) a $1.6 million upsizing of the total commitment, and (ii) an increase in the residual return from 30% to 35%. The preferred equity earns an 11% deferred preferred return and a 35% residual return. Due to the uncertainty of collection of any preferred return, the Company is not accruing any income on the preferred equity interest. As of September 30, 2026, the senior loan and preferred equity interest had an aggregate principal balance and amortized cost of $32.3 million and $32.2 million, respectively. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of September 30, 2026.
During the three months ended June 30, 2026, the Company completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of September 30, 2026, and December 31, 2025, the loan had a principal balance of $28.7 million and $26.9 million, respectively, and an amortized cost of $28.8 million and $26.9 million, respectively. The terms of the modification included, among other things: (i) an extension of the fully extended maturity date to November 9, 2026, with one three-month option to extend to February 9, 2027, (ii) the deferral of all interest-only payments, and (iii) a $2.1 million upsizing of the total commitment of the loan, resulting in an aggregate $4.6 million upsizing of the total commitment when considering other modifications occurring during the 12 months ended September 30, 2026. Due to the uncertainty with respect to the collection of principal and interest, the loan was previously deemed collateral-dependent, assigned a risk rating of “5” and placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2026.
During the three months ended March 31, 2026, the Company completed the modification of a senior loan secured by an office property located in New York, NY, and the related unsecured note and equity interest classified as loans held-for-investment. As of September 30, 2026, and December 31, 2025, the senior loan had a principal balance and amortized cost of $69.2 million and $69.1 million, respectively. The terms of the senior loan modification included, among other things, a one-year extension of the fully extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027. The modification of the unsecured note and equity interest included, among other things, (i) a one-year extension of the fully extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027, (ii) a $4.8 million upsizing of the total commitment of the unsecured note, and (iii) a $0.1 million investment in exchange for an additional equity interest of 5%. The unsecured note earns deferred interest, which carries an accrual rate of 11%. Due to the uncertainty of collection of any unsecured note interest, the Company is not accruing any income on the unsecured note. As of September 30, 2026, the senior loan, unsecured note and equity interest had an aggregate principal balance and amortized cost of $74.7 million. The senior loan, unsecured note and equity interest were deemed collateral-dependent and placed on nonaccrual status during the three months ended September 30, 2026. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2026.
During the three months ended December 31, 2025, the Company completed the modification of a senior loan secured by an office property located in Encino, CA. As of September 30, 2026, and December 31, 2025, the senior loan had a principal balance of $44.0 million and $43.4 million, respectively, and an amortized cost of $43.9 million and $43.2 million, respectively. The terms of the modification included, among other things, (i) a two-year extension of the fully extended maturity date to October 9, 2028, and (ii) a $3.8 million upsizing of the total commitment of the loan. Additionally, the Company made a $1.6 million non-controlling preferred equity investment in a limited liability company, or LLC, that is the borrower of the senior loan with an initial redemption date of October 9, 2026, which is determined by the maturity date of the associated senior loan. The Company may invest up to an additional $2.0 million in the preferred equity investment. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 12%. Due to the uncertainty of collection of any preferred equity investment accrued amounts, the Company is not accruing any income on the preferred equity investment. The preferred equity investment is included in the Company's consolidated balance sheets within loans held-for-investment. As of September 30, 2026, the senior loan and preferred equity investment had an aggregate principal balance of $45.9 million and an aggregate amortized cost of $45.8 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of September 30, 2026.
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
The following table presents the number of loans, unpaid principal balance and carrying value by risk rating for loans held-for-investment as of September 30, 2026, and December 31, 2025:

(dollars in thousands)	September 30, 2026			December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$105,341	$104,799	7	$293,896	$292,614
2	4	159,400	158,556	8	268,935	265,628
3	13	487,503	472,399	20	706,363	676,253
4	8	298,847	246,142	4	172,086	159,618
5	5	260,363	141,624	4	248,687	143,619
Total	34	$1,311,454	$1,123,520	43	$1,689,967	$1,537,732
As of September 30, 2026, the weighted average risk rating of the Company’s loans held-for-investment portfolio was 3.3, versus 2.9 as of December 31, 2025, weighted by unpaid principal balance. The change in portfolio risk rating as of September 30, 2026, versus December 31, 2025, is mainly a result of select loan downgrades, the repayment of two loan with a risk rating of “1” and the sale of one loan with a risk rating of “1” during the nine months ended September 30, 2026.
As of September 30, 2026, the Company assigned a risk rating of “5” to five senior loans with an aggregate outstanding principal balance of $260.4 million. These loans were assigned a risk rating of “5” due to a variety of factors, including the challenging office leasing environment, local market fundamentals, uncertain and volatile capital market conditions resulting in limited liquidity for real estate transactions, further pressure on property values and other factors related to property-specific operating performance and the borrowers’ unwillingness to make further capital commitments to support the collateral properties.
The following tables present the carrying value of loans held-for-investment as of September 30, 2026, and December 31, 2025, by risk rating and year of origination:

	September 30, 2026
(dollars in thousands)	Origination Year
Risk Rating	2026	2025	2024	2023	2022	Prior	Total
1	$—	$—	$—	$—	$46,623	$58,176	$104,799
2	—	—	—	—	42,180	116,376	158,556
3	—	—	—	—	87,723	384,676	472,399
4	—	—	—	—	40,875	205,267	246,142
5	—	—	—	33,969	—	107,655	141,624
Total	$—	$—	$—	$33,969	$217,401	$872,150	$1,123,520

Gross write-offs	$—	$—	$—	$—	$(19,941)	$(35,032)	$(54,973)

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements

	December 31, 2025
(dollars in thousands)	Origination Year
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$113,678	$37,477	$141,459	$292,614
2	—	—	—	113,940	151,688	—	265,628
3	—	—	54,844	60,395	161,020	399,994	676,253
4	—	—	—	—	62,556	97,062	159,618
5	—	—	—	34,818	—	108,801	143,619
Total	$—	$—	$54,844	$322,831	$412,741	$747,316	$1,537,732

Gross write-offs	$—	$—	$—	$—	$(15,361)	$(65,137)	$(80,498)
Note 4. Real Estate Owned
As of September 30, 2026, the Company held assets and liabilities related to two real estate owned, or REO, office properties: one property classified as REO, held-for-sale located in Miami Beach, FL, and one property classified as REO, held-for-investment, net located in Maynard, MA.
The following table presents the REO held-for-investment assets and liabilities included in our condensed consolidated balance sheets:

(in thousands)	September 30, 2026	December 31, 2025
Building and building improvements	$24,707	$86,350
Land and land improvements	10,374	10,396
Accumulated Depreciation	(4,274)	(4,707)
Real estate owned, net	$30,807	$92,039

Intangible real estate assets	$11,750	$18,909
Accumulated amortization	(6,374)	(5,615)
Intangible real estate assets, net(1)	$5,376	$13,294

Lease liability	$—	$(7,239)
Intangible real estate liabilities	(146)	(195)
Accumulated amortization	60	61
Real estate liabilities, net(2)	$(86)	$(7,373)
_____________________
(1)Included in “Other assets” on the condensed consolidated balance sheets.
(2)Included in “Other liabilities” on the condensed consolidated balance sheets.
During the nine months ended September 30, 2026, the Company determined the Miami Beach, FL, office REO asset met the held-for-sale criteria. As of June 30, 2026, and September 30, 2026, the Company estimated a fair value of $54.9 million and $52.4 million, respectively, for the asset and recorded a $2.6 million and $8.7 million impairment loss on REO during the three and nine months ended September 30, 2026, respectively. The estimated fair value of the collateral was determined by the estimated proceeds from the sale of the property, less costs to sell. The corresponding assets and liabilities have been reclassified to real estate owned assets, held-for-sale and real estate owned liabilities, held-for-sale on the Company’s condensed consolidated balance sheets. The anticipated sale does not reflect a strategic shift and therefore does not qualify for presentation as a discontinued operation.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the REO operations and related income (loss) included in the Company’s condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2026, and 2025:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Owned, Net	2026	2025	2026	2025
Rental income
Minimum lease payments	$2,107	$2,176	$6,280	$6,855
Variable lease payments	872	1,213	2,521	2,939
Total rental income	2,979	3,389	8,801	9,794
Other operating income	496	231	1,381	673
Revenue from real estate owned operations	3,475	3,620	10,182	10,467
Expenses from real estate owned operations (1)	(4,601)	(5,776)	(15,634)	(15,507)
Total	$(1,126)	$(2,156)	$(5,452)	$(5,040)
______________________
(1) Includes $(1.0) million and $(5.0) million and $(2.2) million and $(5.7) million of depreciation and amortization for the three and nine months ended September 30, 2026, and 2025, respectively.
The following table presents the amortization of REO, held-for-investment, net lease intangibles included in the Company’s condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2026, and 2025:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2026	2025	2026	2025
Asset
In-place lease intangibles	Expenses from real estate owned operations	$365	$922	$1,876	$2,601
Lease commissions	Expenses from real estate owned operations	115	73	335	208
Above-market lease intangibles	Revenue from real estate owned operations	(33)	(74)	(145)	(222)
Liability
Below-market lease intangibles	Revenue from real estate owned operations	7	14	35	35
The following table presents the amortization of lease intangibles related to REO, held-for-investment, net for each of the succeeding fiscal years:

(in thousands)	In-place Lease Intangible Assets	Above-market Lease Intangible Assets	Lease Commissions	Below-market Lease Intangible Liabilities
2026	$202	$9	$115	$(7)
2027	801	35	459	(26)
2028	775	23	443	(26)
2029	766	15	437	(27)
2030	342	—	297	—
Thereafter	188	—	469	—
The weighted average remaining amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions and below-market lease intangibles related to REO, held-for-investment, net as of September 30, 2026, were 4.2 years, 2.6 years, 5.5 years and 3.3 years, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Future Minimum Lease Payments
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, as of September 30, 2026:

(in thousands)	Contractual Lease Payments
2026	$1,946
2027	8,148
2028	8,079
2029	7,874
2030	4,845
Thereafter	7,891
The table above includes future minimum lease payments of $4.2 million related to REO, held-for-sale as of September 30, 2026.
The weighted average minimum remaining term of the non-cancelable leases was approximately 4.3 years as of September 30, 2026.
Note 5. Variable Interest Entities and Securitized Debt Obligations
CRE CLOs
From time to time, the Company finances pools of its commercial real estate loans through CRE CLOs, which are considered VIEs for financial reporting purposes, and, thus, are reviewed for consolidation under the applicable consolidation guidance. The Company typically has both the power to direct the activities of the CRE CLOs that most significantly impact the entities’ performance and the obligation to absorb losses or the right to receive benefits of the entities that could be significant; therefore, the Company consolidates the CRE CLOs.
The following table presents a summary of the assets and liabilities of all VIEs consolidated on the Company’s condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025. The Company no longer has any active CRE CLOs. During the three months ended September 30, 2026, the Company refinanced the assets that had been financed in its two remaining CRE CLOs on its JPMorgan Chase Bank, N.A. repurchase facility and redeemed both CRE CLOs. As a result of the refinancing, the Company recorded a loss on extinguishment of debt of $(0.4) million during the three months ended September 30, 2026 on its condensed consolidated statements of income.

(in thousands)	September 30, 2026	December 31, 2025
Loans held-for-investment	$—	$823,655
Allowance for credit losses	—	(21,689)
Loans held-for-investment, net	—	801,966
Restricted cash	—	31
Other assets	—	5,054
Total Assets	$—	$807,051
Securitized debt obligations	$—	$643,528
Other liabilities	—	1,273
Total Liabilities	$—	$644,801
The securitized debt obligations issued by the CRE CLOs are recorded at outstanding principal, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table details the Company’s CRE CLO securitized debt obligations as of September 30, 2026, and December 31, 2025:

(dollars in thousands)	September 30, 2026			December 31, 2025
Securitized Debt Obligations	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
GPMT 2021-FL4 CRE CLO
Collateral assets(2)	$—	$—	S+0.0%	$464,162	$446,569	S+3.9%
Financing provided	—	—	S+0.0%	358,193	357,954	S+1.9%
GPMT 2021-FL3 CRE CLO
Collateral assets(3)	—	—	S+0.0%	361,910	355,428	S+3.6%
Financing provided	—	—	S+0.0%	285,574	285,574	S+2.7%
Total
Collateral assets(4)	$—	$—	S+0.0%	$826,072	$801,997	S+3.7%
Financing provided	$—	$—	S+0.0%	$643,767	$643,528	S+2.3%
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
(2)During the three months ended September 30, 2026, the Company redeemed the GPMT 2021-FL4 CRE CLO. Includes zero and $31.0 thousand in restricted cash as of September 30, 2026, and December 31, 2025, respectively.
(3)During the three months ended September 30, 2026, the Company redeemed the GPMT 2021-FL3 CRE CLO. Includes zero restricted cash as of September 30, 2026 and December 31, 2025, respectively.
(4)Includes zero and $31.0 thousand in restricted cash as of September 30, 2026, and December 31, 2025, respectively.
Other Investments
As of September 30, 2026, the Company held $13.0 million in non-controlling other investments in limited partnerships, or LPs, and LLCs with the borrower entities of four loans held-for-investment by the Company. The Company may invest up to an additional aggregate $7.4 million in the form of other investments in these entities and is included within total unfunded commitments of loans held-for-investment as disclosed in Note 9 - Commitments and Contingencies.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following tables summarize details of the Company’s borrowings outstanding on its secured financing arrangements as of September 30, 2026, and December 31, 2025:

	September 30, 2026
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(4)	June 28, 2027	$—	$250,000	$250,000	$—	—%
JPMorgan Chase Bank(3)	July 31, 2028	726,730	270	727,000	1,057,468	5.9%
Citibank(4)	April 26, 2027	—	250,000	250,000	—	—%
Total		$726,730	$500,270	$1,227,000	$1,057,468
Secured credit facility	December 21, 2027	$67,159	$32,841	$100,000	$77,869	9.3%
Mortgage loan payable(5)	October 3, 2030	$18,000	$—	$18,000	$36,098	6.9%

	December 31, 2025
(dollars in thousands)	Maturity Date(1)	Amount Outstanding	Unused Capacity(2)	Total Capacity	Carrying Value of Collateral	Weighted Average Borrowing Rate
Repurchase facilities:
Morgan Stanley Bank(3)(4)	June 28, 2026	$52,444	$197,556	$250,000	$119,715	6.5%
JPMorgan Chase Bank	July 28, 2026	314,242	147,574	461,816	446,849	7.2%
Citibank(4)	April 27, 2026	72,487	177,513	250,000	102,471	5.4%
Total		$439,173	$522,643	$961,816	$669,035
Secured credit facility	December 21, 2026	$71,774	$28,226	$100,000	$98,772	9.5%
Mortgage loan payable(5)	October 3, 2030	$18,000	$—	$18,000	$35,060	6.8%
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of September 30, 2026, and December 31, 2025.
(3)Collateral value includes REO, held-for-sale with a carrying value of $52.4 million as of September 30, 2026, and REO held-for-investment, net with a carrying value of $62.9 million as of December 31, 2025.
(4)Subsequent to September 30, 2026, the Company terminated the facility.
(5)Mortgage loan payable balance net of unamortized debt issuance costs is $17.6 million as of September 30, 2026, and $17.5 million as of December 31, 2025.
The following table summarizes certain characteristics of the Company’s repurchase facilities and counterparty concentration at September 30, 2026, and December 31, 2025:

	September 30, 2026				December 31, 2025
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Years to Maturity
Morgan Stanley Bank	$—	$—	—%	0.74	$52,444	$69,097	12%	0.49
JPMorgan Chase Bank	726,730	342,291	81%	1.84	314,242	149,946	27%	0.57
Citibank	—	—	—%	0.57	72,487	32,657	6%	0.32
Total	$726,730	$342,291			$439,173	$251,700
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Loan Participations Sold
During the nine months ended September 30, 2026, the Company sold two participation interests with an aggregate principal balance of $34.1 million in a loan with a total outstanding principal balance of $76.7 million to an unaffiliated third party for net proceeds of $27.2 million. Because the transfer did not qualify for sale accounting under ASC 860, the Company continues to recognize the underlying loan in its entirety and records a corresponding loan participations sold liability.
Financial Covenants
The Company is subject to a variety of financial covenants under its secured financing arrangements. The following represent the most restrictive financial covenants to which the Company is subject across its secured financing arrangements:
•Unrestricted cash cannot be less than the greater of $20.0 million and 5.0% of recourse indebtedness. As of September 30, 2026, the Company’s unrestricted cash was $44.7 million, while 5.0% of the Company’s recourse indebtedness was $9.6 million.
•Tangible net worth must be greater than the sum of (i) $500.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances after July 26, 2026. As the Company has not had any equity issuances after July 26, 2026, tangible net worth must be greater than $500.0 million. As of September 30, 2026, the Company’s tangible net worth was $606.3 million.
•Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%. As of September 30, 2026, the Company’s target asset leverage ratio was 63.2% and the Company’s total leverage ratio was 58.9%.
•Minimum interest coverage of no less than 1.2:1.0 through December 31, 2026, and 1.3:1.0 thereafter. As of September 30, 2026, the Company’s interest coverage ratio was 1.3:1.0.
As of September 30, 2026, and December 31, 2025, the Company was in compliance with its financial covenants. During the three months ended September 30, 2026, the Company extended and amended certain financing arrangements that reduced the most restrictive minimum unrestricted cash covenant from the greater of $30.0 million and 5.0% of recourse indebtedness to the greater of $20.0 million and 5.0% of recourse indebtedness, and reduced the tangible net worth covenant from the greater of the sum of (i) $600.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances to the greater of the sum of (i) $500.0 million and (ii) 75.0% of net cash proceeds of the Company’s equity issuances.
During the three months ended September 30, 2026, the Company undertook two actions to increase and preserve its unrestricted cash. First, during September 2026, the Company increased its borrowings on certain assets under one of its repurchase facilities to increase unrestricted cash. Second, the Company reduced the quarterly common dividend paid on October 15, 2026, relative to the previous quarterly common dividend paid on July 15, 2026, to preserve unrestricted cash. Management believes these two actions will allow it to meet the Company’s financial obligations and comply with its unrestricted cash financial covenant under its secured financing arrangements. As of September 30, 2026, management concluded that the Company should avoid temporarily falling below its minimum unrestricted cash covenant in the fourth quarter of 2026.
Note 7. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances in restricted accounts as collateral for the Company’s repurchase facilities and with its lending counterparties to support investment activities. As of September 30, 2026, the Company held $1.1 million in restricted cash in connection with its non-CRE CLO financing activities, compared to $14.1 million as of December 31, 2025. From time to time, the Company also held restricted cash representing proceeds from principal repayments and paydowns of loans held in the CRE CLOs. As of September 30, 2026, because no CRE CLOs were outstanding at that time, the Company held no restricted cash related to the CRE CLOs, compared to $31.0 thousand in restricted cash related to the CRE CLOs as of December 31, 2025.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025, that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$44,681	$65,958
Restricted cash	1,118	14,108
Total cash, cash equivalents and restricted cash	$45,799	$80,066

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
Recurring Fair Value
As of September 30, 2026, and December 31, 2025, the carrying values and fair values of cash and cash equivalents and restricted cash are measured at fair value on a recurring basis. No other assets or liabilities held by the Company are measured at fair value on a recurring basis.
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
As of September 30, 2026, the Company deemed nine of its loans held-for-investment with an aggregate outstanding principal balance of $413.3 million to be collateral-dependent in accordance with its policy. Therefore, the allowance for credit losses associated with these loans was based on the estimates of the fair value of the loans’ underlying property collateral, less costs to sell, if applicable, and the loans are measured at fair value on a nonrecurring basis using significant unobservable inputs and would be classified as Level 3 assets in the fair value hierarchy.
As of September 30, 2026, eight of these loans, with an aggregate outstanding principal balance of $384.6 million, were valued using a discounted cash flow model. The significant unobservable inputs used to estimate the fair value on these loans as of September 30, 2026, include the exit capitalization rate, which ranged from 6.75% to 10.50%, and the discount rate, which ranged from 9.00% to 13.50%. As of September 30, 2026, the weighted average exit capitalization rate by the estimated collateral fair value and weighted average discount rate by the estimated collateral fair value were 8.37% and 10.97%, respectively.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2026, one loan with an outstanding principal balance of $28.7 million was valued using the estimated proceeds from the sale of the underlying collateral property.
During the nine months ended September 30, 2026, the Company determined the Miami Beach, FL, REO asset met the held-for-sale criteria. As of September 30, 2026, the Company estimated a fair value of $52.4 million. The estimated fair value of the collateral was determined by the estimated proceeds from the sale of the property, less costs to sell. The Company categorizes the fair value measurement of these assets and liabilities as Level 3. Refer to Note 4 - Real Estate Owned, Net for further detail.
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

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2026, and December 31, 2025:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans held-for-investment, net of allowance for credit losses	$1,123,520	$1,136,975	$1,537,732	$1,579,793
Cash and cash equivalents	$44,681	$44,681	$65,958	$65,958
Restricted cash	$1,118	$1,118	$14,108	$14,108
Liabilities
Repurchase facilities	$726,730	$726,730	$439,173	$439,173
Securitized debt obligations	$—	$—	$643,528	$628,079
Secured credit facility	$67,159	$67,159	$71,774	$71,774
Mortgage loan payable	$17,619	$17,619	$17,546	$17,546
Loan participations sold	$33,385	$33,385	$—	$—
Note 9. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2026:
Legal and Regulatory
From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual is required as of September 30, 2026.
Unfunded Commitments on Loans Held-for-Investment
Certain of the Company’s commercial real estate loan agreements contain provisions and obligations to its borrowers through its unfunded loan commitments over the contractual period of its loans. As of September 30, 2026, and December 31, 2025, the Company had unfunded loan commitments of $40.9 million and $77.4 million, respectively, on loans held-for-investment, which it expects to fund, subject to the satisfaction of any conditions precedent to such commitments, over the tenure of these loans. These commitments generally provide funding for lease-related or capital improvement expenditures, as well as interest and carry costs, all of which will vary depending on the progress of capital improvement projects, leasing and cash flows at the properties that serve as collateral for the Company’s loans. Therefore, the exact timing and amounts of such loan balance future fundings are generally uncertain and will depend on the current and future performance of the collateral properties. The Company typically finances the funding of its loan commitments on terms generally consistent with its overall financing facilities; however, most of its financing facility counterparties are not obligated to fund their ratable portion of these loan commitments over time and have varying degrees of discretion over future loan funding obligations, including the advance rates on their fundings. The Company may be obligated to fund loan commitments with respect to a financed asset even if the applicable financing counterparty will not fund their ratable portion of the loan commitment and/or has made margin calls with respect to such financed asset.
As of September 30, 2026, the Company recognized $0.8 million in other liabilities related to the allowance for credit losses on unfunded loan commitments. See Note 3 - Loans Held-for-Investment, Net of Allowance for Credit Losses for further detail.
Note 10. Preferred Stock
Series A Preferred Stock
Holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized and declared by the Company’s board of directors, cumulative cash dividends at a fixed rate of 7.00% per annum to, but excluding, January 15, 2027, and thereafter at a floating rate equal to the three-month Term of Standard Overnight Financing Rate, or SOFR, plus a spread of 5.83% per annum; provided, however, in no event will the floating rate be lower than 7.00% per annum. Dividends on the Series A Preferred Stock accumulate whether or not declared or paid, and generally must be paid in full before the Company may pay dividends on its common stock, subject to certain exceptions. During the three and nine months ended September 30,

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
2026, and 2025, the Company declared dividends on the Series A Preferred Stock of $3.6 million and $10.8 million, respectively.
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
Note 11. Stockholders’ Equity
Common Stock
Reverse Stock Split
On September 23, 2026, the Company’s board of directors approved a one-for-ten reverse stock split of shares of the Company’s common stock. The reverse stock split was effected on October 5, 2026, at 5:00 p.m. Eastern Time. At the effective time, every ten shares of the Company’s common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split; instead, any fractional share of common stock that would otherwise have resulted from the reverse stock split was settled by cash payment, calculated on the basis of the closing price of the Company’s common stock on the NYSE on October 5, 2026. After giving effect to the reverse stock split, the number of authorized shares of the Company’s common stock remained unchanged at 450,000,000. The par value of each share of common stock also remained unchanged. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its common stock during the three and nine months ended September 30, 2026, and 2025:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2026
September 15, 2026	October 1, 2026	October 15, 2026	$0.10
June 16, 2026	July 1, 2026	July 15, 2026	$0.50
March 13, 2026	April 1, 2026	April 15, 2026	$0.50
			$1.10
2025
September 17, 2025	October 1, 2025	October 15, 2025	$0.50
June 17, 2025	July 1, 2025	July 15, 2025	$0.50
March 13, 2025	April 1, 2025	April 15, 2025	$0.50
			$1.50

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
Share Repurchases
On September 20, 2024, the Company announced that its board of directors had amended its share repurchase program to authorize the repurchase of an additional 300,000 shares of the Company’s common stock, for a total cumulative share repurchase authorization of 1,200,000 shares of common stock, inclusive of amounts previously authorized. The Company’s share repurchase program has no expiration date. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the nine months ended September 30, 2026, under its share repurchase program, the Company repurchased 17,231 shares of its common stock for an aggregate cost, inclusive of commissions paid, of $0.3 million. No shares were repurchased during the three months ended September 30, 2026. As of September 30, 2026, there remained 246,415 shares authorized for repurchase under the Company’s share repurchase program.
Preferred Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company’s board of directors on its Series A Preferred Stock during the three and nine months ended September 30, 2026, and 2025:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2026
September 15, 2026	October 1, 2026	October 15, 2026	$0.4375
June 16, 2026	July 1, 2026	July 15, 2026	$0.4375
March 13, 2026	April 1, 2026	April 15, 2026	$0.4375
			$1.3125
2025
September 17, 2025	October 1, 2025	October 15, 2025	$0.4375
June 17, 2025	July 1, 2025	July 15, 2025	$0.4375
March 13, 2025	April 1, 2025	April 15, 2025	$0.4375
			$1.3125
Note 12. Equity Incentive Plans
All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.
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
On June 5, 2025, the Company’s stockholders approved an amendment to the 2022 Plan, resulting in the Granite Point Mortgage Trust Inc. Amended and Restated 2022 Omnibus Incentive Plan, or the A&R 2022 Plan. The amendment increased the number of shares of common stock that had been available for issuance under the 2022 Plan by 1,000,000. The A&R 2022 Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, dividend equivalent rights, other stock-based awards and other cash-based awards to employees, certain consultants of the Company and members of the board of directors. As of September 30, 2026, the Company had 1,428,808 shares of common stock available for future issuance under the A&R 2022 Plan, including shares subject to outstanding equity awards.

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the grants, vesting and forfeitures of RSUs and PSUs for the three and nine months ended September 30, 2026:

	RSUs	Target Number of PSUs(1)	Weighted Average Grant Date Fair Market Value
Outstanding at December 31, 2025	354,762	226,227	$35.97
Granted	74,991	99,992	$15.27
Vested	(102,777)	(3,826)	$40.40
Forfeited	—	(59,970)	$50.40
Outstanding at March 31, 2026	326,976	262,423	$27.55
Granted	24,511	—	$15.40
Vested	(27,850)	—	$25.40
Forfeited	—	—	$—
Outstanding at June 30, 2026	323,637	262,423	$27.15
Granted	—	—	$—
Vested	—	—	$—
Forfeited	(12,532)	—	$27.40
Outstanding at September 30, 2026	311,105	262,423	$27.14
Below is a summary of RSU and PSU vesting dates as of September 30, 2026:

Vesting Year	RSUs	Target Number of PSUs(1)	Total Awards
2026	2,208	—	2,208
2027	220,196	63,753	283,949
2028	64,967	98,678	163,645
2029	23,734	99,992	123,726
Total	311,105	262,423	573,528
____________________
(1)The PSUs’ vesting date is based on the performance criteria determination date and not the performance criteria service end date. The determination date will occur in the first quarter of the following year after the performance criteria service date has passed. The table above reflects the year of the determination date.
The Company’s RSUs are subject to time-based vesting schedules. For the three and nine months ended September 30, 2026, the Company recognized $0.6 million and $2.9 million, respectively, of compensation expense associated with these awards, compared to $1.1 million and $5.4 million, respectively, for the three and nine months ended September 30, 2025, within compensation and benefits expense on the condensed consolidated statements of income. As of September 30, 2026, $2.4 million of total unrecognized compensation cost for awards of RSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.3 years.
During the three months ended March 31, 2026, the Company granted 99,992 target number of PSUs, or the 2026 PSUs, to certain eligible employees pursuant to the terms of the A&R 2022 Plan and the associated award agreements, of which 50% are based on the Company’s total shareholder return compared to an industry index and 50% are based on absolute share price performance. The estimated fair value of these awards was $14.80 and $12.40 per unit on grant date, respectively, which was determined using a Monte Carlo simulation. The 2026 PSUs will vest promptly following the completion of a three-year performance period, as long as such grantee complies with the terms and conditions of the applicable award agreement. The number of underlying shares of common stock that vest and that the grantee is entitled to receive at the time of vesting will be determined based on the level of achievement of the market-based performance goals during the performance period and will range from 0% to 200% of the target number of 2026 PSUs granted. The 2026 PSUs entitle the grantee to dividend equivalent rights during the performance period with respect to units earned through satisfaction of the performance goals, to be paid in cash upon vesting. In the event that a 2026 PSU is forfeited, the related accrued dividend equivalent rights shall be forfeited. There were 99,992 target number of 2026 PSUs awarded outstanding as of September 30, 2026. No 2026 PSU awards were outstanding as of December 31, 2025.
The number of PSUs granted in 2024 and 2025, or the Pre-2026 PSUs, that will vest depends on the Company’s performance over a three-year period with respect to metrics set in the applicable award agreements. Between 0% and 200% of the target number of Pre-2026 PSUs and outstanding as of September 30, 2026, may vest at the end of their respective

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
performance periods based (i) 25% against the predetermined internal Company performance goal “run-rate” ROAE, (ii) 25% against the Company’s performance ranking for “run-rate” ROAE among a peer group of commercial mortgage REIT companies, (iii) 25% against the predetermined internal Company performance goal for change in book value per share, and (iv) 25% against the Company’s performance ranking for change in book value per share among a peer group of commercial mortgage REIT companies. The commercial mortgage REIT peer group used to measure relative “run-rate” ROAE and change in book value per share includes publicly traded commercial mortgage REITs that the Company believes derive the majority of their revenues from commercial real estate balance sheet lending activities and meet certain market capitalization criteria. The target number of Pre-2026 PSUs outstanding as of September 30, 2026, and December 31, 2025, were 162,431 and 226,227, respectively.
For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $45.0 thousand of compensation expense associated with PSUs, compared to $(0.2) million and $0.1 million, for the three and nine months ended September 30, 2025, within compensation and benefits expenses on the condensed consolidated statements of income. As of September 30, 2026, $1.7 million of total unrecognized compensation cost for awards of PSUs is expected to be recognized over the grants’ remaining weighted average vesting period of 1.9 years.
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
Note 14. Earnings (Loss) Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2026, and 2025. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(60,252)	$(565)	$(128,288)	$(28,144)
Dividends allocated to participating restricted stock units	(31)	(194)	(356)	(590)
Net (loss) income attributable to common stockholders - basic and diluted	$(60,283)	$(759)	$(128,644)	$(28,734)
Denominator:
Average common shares outstanding - basic and diluted	4,819,710	4,739,345	4,795,788	4,802,537
(Loss) earnings per share:
Basic	$(12.50)	$(0.12)	$(26.75)	$(5.86)
Diluted	$(12.50)	$(0.12)	$(26.75)	$(5.86)
Diluted earnings per share is calculated under both the two-class method and treasury stock method, and the more dilutive amount is reported. The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of RSUs. During the three and nine months ended September 30, 2026, 32,073 and 60,616 weighted-average unvested RSUs, respectively, were excluded from the dilutive earnings per share denominator, as their inclusion would be antidilutive, compared to 127,061 and 88,142 of weighted-average unvested RSUs, respectively, for the

GRANITE POINT MORTGAGE TRUST INC.
Notes to the Condensed Consolidated Financial Statements
three and nine months ended September 30, 2025. For the nine months ended September 30, 2026, and 2025, under both the two-class method and the treasury stock method, no shares were included in the dilutive earnings per share denominator, as their inclusion would have been antidilutive.
The computation of diluted earnings per share is also based on the incremental shares that would be outstanding assuming the settlement of PSUs. For the three and nine months ended September 30, 2026, and 2025, under both the two-class method and treasury stock method, no incremental shares of unvested PSUs were included in the dilutive earnings per share denominator.
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
Note 16. Subsequent Events
On October 5, 2026, the Company effected a one-for-ten reverse stock split of its common stock. For additional information regarding the reverse stock split, see Note 11. Stockholders’ Equity.
Events subsequent to September 30, 2026, were evaluated through the date these condensed consolidated financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
Recent Developments
Review Process
In September 2026, we announced that our board of directors has been, and continues to be, engaged in a process to review alternatives to enhance stockholder value. The board is evaluating the full range of alternatives, including, but not limited to, a business combination involving our company, a sale of all or part of our assets or a capital raise transaction. There can be no assurance that this review process will result in any transaction or other outcome. There is no formal timetable for the board’s completion of this review process.
Reverse Stock Split
On October 5, 2026, we effected a one-for-ten reverse stock split of our common stock. For additional information regarding the reverse stock split, see Note 11. Stockholders’ Equity to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Macroeconomic Environment
The past several quarters have been characterized by continued volatility and uncertainty in the global financial and capital markets. Market conditions have been affected by ongoing geopolitical conflicts, changes in U.S. trade policy, including tariffs, inflationary pressures, elevated interest rates and uncertainty regarding economic growth and monetary policy. These factors have contributed to volatility in financial markets and uncertainty regarding the availability and cost of financing.
During 2025, the Federal Reserve reduced its benchmark interest rate three times by 25 basis points in each instance, while in September 2026, the Federal Reserve increased its benchmark interest rate by 25 basis points. The timing, direction and extent of any future interest rate changes remain uncertain, and interest rates remain elevated relative to recent historical levels. Absent other factors, our business model is such that higher interest rates should generally correlate to higher net interest income. However, interest rates have adversely affected certain of our borrowers and increased the cost of financing their properties. Continued elevated interest rates could further impact our borrowers’ ability to service or refinance their loans, as well as commercial real estate property values and transaction activity. These conditions, together with uncertainty regarding economic growth, inflation and trade policy, may continue to adversely affect the performance of properties securing our loans and our financial results.
Office Property Market
The office property market has experienced higher vacancies, slower leasing activity and tenant reevaluation of space needs since early 2020, largely due to remote and hybrid work arrangements. These factors, together with inflation, elevated interest rates, uncertainty regarding U.S. trade policy and limited market liquidity, have contributed to continued uncertainty regarding property values. These dynamics have stressed certain borrowers’ ability and willingness to support their properties and perform in accordance with their loan terms. Given this uncertainty, it remains difficult to predict the effect these challenging conditions may have on the office property market, our borrowers, their performance under the terms of our loans secured by office properties and our financial results.

Third Quarter 2026 Activity
Operating Results:
•Recognized GAAP net (loss) attributable to common stockholders of $(60.3) million, or $(12.50) per basic share.
•Generated Distributable (Loss) to common stockholders of $(33.7) million, or $(6.99) per basic share, which includes $(25.3) million in write-offs and excludes $(45.4) million in provision for credit losses, $(2.6) million of impairment loss on REO, $(1.0) million of depreciation and amortization on REO, $(0.9) million of equity compensation expense, $(1.5) million of amortization of deferred debt issuance costs on participations sold and $(0.4) million of losses on extinguishment of debt.
•Generated Distributable (Loss) Before Realized Gains and Losses to common stockholders of $(8.4) million, or $(1.74) per basic share.
•Recorded an increase to the allowance for credit losses of $20.1 million, for a total allowance of credit losses of $185.9 million, or approximately 13.7% of total loan commitments of $1.4 billion at September 30, 2026.
•Book value per share of common stock at September 30, 2026, was $44.54, inclusive of $(38.58) per basic common share of total CECL reserve.
•Declared common stock dividends of $0.5 million, or $0.10 per share of common stock, and preferred dividends of $3.6 million, or $0.43750 per share of Series A Preferred Stock.
Investment Portfolio Activity:
•Realized $(89.5) million of total unpaid principal balance reduction from loan repayments, resolutions, principal paydowns, principal amortization and cost recovery.
•Funded $7.9 million of prior loan commitments and upsizes, including $0.3 million of capitalized deferred interest.
•Ended the quarter with a portfolio of 34 loan investments with an aggregate unpaid principal balance of $1.3 billion and total commitments of $1.4 billion, a weighted average stabilized LTV at origination of 66.0%, and a weighted average all-in yield at origination of S+3.89%.
Corporate Financing Activity:
•Extended the maturity of the JPMorgan repurchase facility to July 2028, and upsized the repurchase facility to $727 million.
•Redeemed the remaining CRE CLOs and refinanced all assets that had been previously financed in those CRE CLOs, as well as the Morgan Stanley and Citibank repurchase facilities, on the newly upsized JPMorgan repurchase facility.
Liquidity:
•At September 30, 2026, had unrestricted cash of $44.7 million, a portion of which is subject to certain liquidity covenants.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share presented on a GAAP basis, dividends declared on common stock, Distributable Earnings and book value per share of common stock. During the three months ended September 30, 2026, we recorded a GAAP net (loss) per basic common share of $(12.50), declared cash dividends of $0.10 per share of common stock and reported Distributable (Loss) of $(6.99) per basic common share. Our book value as of September 30, 2026, was $44.54 per share of common stock, inclusive of $(38.58) per share of total CECL reserves.
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

(Loss) Earnings Per Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share and dividends declared per share for the three and nine months ended September 30, 2026, and 2025. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2026	2025	2026	2025
Net (loss) attributable to common stockholders	$(60,252)	$(565)	$(128,288)	$(28,144)
Basic and diluted weighted average common shares outstanding	4,819,710	4,739,345	4,795,788	4,802,537
Basic (loss) per weighted average common share	$(12.50)	$(0.12)	$(26.75)	$(5.86)
Diluted (loss) per weighted average common share	$(12.50)	$(0.12)	$(26.75)	$(5.86)
Dividend declared per common share	$0.10	$0.50	$1.10	$1.50
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

The following table provides a reconciliation of GAAP net (loss) attributable to common stockholders to Distributable Earnings (Loss) Before Realized Gains and Losses and Distributable Earnings (Loss) for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2026	2025	2026	2025
Reconciliation of GAAP net (loss) income to Distributable Earnings (Loss):
GAAP net (loss) income attributable to common stockholders	$(60,252)	$(565)	$(128,288)	$(28,144)
Adjustments:
Provision for (benefit from) credit losses	45,404	(1,643)	92,169	13,111
Depreciation and amortization on real estate owned	973	2,164	4,966	5,650
Impairment loss on real estate owned	2,645	—	8,724	—
Gain on sale of real estate owned	—	—	—	(301)
Realized loss on loan sale	—	—	18	—
Loss on extinguishment of debt	401	—	401	—
Amortization of discount on loan participations sold	1,533		2,465	—
Non-cash equity compensation	906	896	2,926	5,534
Distributable Earnings (Loss) Before Realized Gains and Losses	$(8,390)	$852	$(16,619)	$(4,150)
Realized losses on write-offs	(25,313)	(19,786)	(54,973)	(80,498)
Realized gain on REO sale	—	—	—	301
Recoveries of previous write-offs	—	—	300	—
Realized loss on loan sale	—	—	(18)	—
Accumulated depreciation and amortization on REO sale	—	—	—	(7,569)
Discount on loan participations sold	—	—	(3,139)	—
Distributable Earnings (Loss)	$(33,703)	$(18,934)	$(74,449)	$(91,916)
Distributable Earnings (Loss) per basic weighted average common share	$(6.99)	$(4.00)	$(15.52)	$(19.14)
Distributable Earnings (Loss) per diluted weighted average common share	$(6.99)	$(4.00)	$(15.52)	$(19.14)
Distributable Earnings (Loss) Before Realized Gains and Losses per basic weighted average common share	$(1.74)	$0.18	$(3.47)	$(0.86)
Distributable Earnings (Loss) Before Realized Gains and Losses per diluted weighted average common share	$(1.74)	$0.18	$(3.47)	$(0.86)
Basic weighted average common shares	4,819,710	4,739,345	4,795,788	4,802,537
Diluted weighted average common shares	4,819,710	4,739,345	4,795,788	4,802,537
Book Value Per Common Share
The following table provides the calculation of our book value per share of common stock as of September 30, 2026, and December 31, 2025:

(in thousands, except share data)	September 30, 2026	December 31, 2025
Total Granite Point Mortgage Trust Inc. Stockholders’ Equity	$420,412	$552,687
Series A cumulative redeemable preferred stock liquidation preference	(205,738)	(205,738)
Common stockholders’ equity	$214,674	$346,949
Shares:
Common shares outstanding	4,819,710	4,756,258
Book value per share of common stock	$44.54	$72.95
Book value per share as of September 30, 2026, includes the impact of an estimated allowance for credit losses of $185.9 million, or $(38.58) per common share. See Note 3 – Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed discussion of allowance for credit losses.

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
Interest-earning assets include our 100% loan investment portfolio. At September 30, 2026, our loan portfolio was comprised of 34 investments, all of which were senior first mortgage loans totaling $1.4 billion of commitments with an unpaid principal balance of $1.3 billion. At September 30, 2026, the weighted average risk rating of our loan portfolio was 3.3 as compared to 2.9 at December 31, 2025, weighted by total unpaid principal balance.
We may hold REO as a result of taking title to a loan’s collateral. As of September 30, 2026, we held two REO office properties, one REO, held-for-investment with an aggregate carrying value of $36.1 million, inclusive of $5.4 million of intangible and other assets included in other assets and $(0.1) million of unfavorable and other lease liabilities in our condensed consolidated balance sheets and one REO held-for-sale with an aggregate carrying value of $52.4 million, inclusive of $7.3 million of REO liabilities, held-for-sale in our condensed consolidated balance sheets.
During the three months ended September 30, 2026, we funded $7.9 million under existing loan commitments, loan upsizes, deferred capitalized interest and other investments. We realized $(89.5) million in aggregate reductions in portfolio unpaid principal balance from loan repayments and resolutions, principal paydowns, principal amortization and cost recoveries. See Note 3 — Loans Held-for-Investment, Net of Allowance for Credit Losses to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail.
The following table details our loan activity by unpaid principal balance for the three months ended September 30, 2026, and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025
Other loan fundings(1)	$7,588	$12,236
Deferred interest capitalized	297	417
Transfers in from loan related receivables	—	413
Loan repayments	(63,836)	(102,989)
Loan write-offs	(25,699)	(19,786)
Total loan activity, net	$(81,650)	$(109,709)
______________________
(1)Includes $0.3 million in fundings of other investments classified as loans held-for-investment during the three months ended September 30, 2026.
The following table details overall statistics for our loan portfolio as of September 30, 2026:

(dollars in thousands)
Loan Portfolio Summary
Number of loans	34
Total loan commitments	$1,352,389
Unpaid principal balance	$1,311,454
Unfunded loan commitments	$40,936
Carrying value	$1,123,520
Weighted-average cash coupon(1)	S+3.6%
Weighted-average all-in yield(2)	S+3.89%
Stabilized LTV(3)	66.0%
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

The following table provides detail of our loans held-for-investment portfolio as of September 30, 2026:

(dollars in millions)
Type(1)	Origination/ Acquisition Date	Maximum Loan Commitment	Principal Balance	Carrying Value	Cash Coupon(2)	All-in Yield at Origination(3)	Original Term (Years)(4)	State	Property Type	Initial LTV(5)	Stabilized LTV(6)
Loans Held-For-Investment
Senior	10/19	$95.1	$92.4	$92.4	S+2.60%	S+3.05%	3.0	TN	Office	70.2%	74.2%
Senior(7)(9)	08/19	93.1	93.1	93.2	S+2.80%	S+3.26%	3.0	MN	Office	73.1%	71.2%
Senior(7)(10)	12/19	79.0	74.7	74.7	S+3.24%	S+3.28%	3.0	NY	Office	68.8%	59.3%
Senior	12/18	78.1	76.7	76.6	S+4.70%	S+3.44%	3.0	TX	Office	68.5%	66.7%
Senior(7)	06/19	76.8	76.5	76.2	S+3.29%	S+3.05%	3.0	TX	Mixed-Use	71.7%	72.2%
Senior(7)(9)	12/23	64.2	64.2	64.1	S+5.50%	S+5.65%	2.0	CA	Office	80.0%	79.2%
Senior(7)	06/21	51.3	46.1	46.0	S+4.38%	S+4.75%	3.0	GA	Office	68.0%	69.4%
Senior(13)	09/21	51.6	45.9	45.8	S+3.22%	S+3.72%	3.0	CA	Office	62.4%	66.1%
Senior(7)	04/22	48.7	46.9	46.5	S+3.23%	S+3.78%	3.0	TX	Multifamily	74.4%	64.0%
Senior	03/22	46.8	46.8	46.8	S+3.25%	S+3.64%	3.0	MA	Industrial	67.3%	60.8%
Senior	07/21	45.9	45.9	45.8	S+3.72%	S+4.19%	3.0	CT	Office	68.3%	63.5%
Senior	08/21	45.4	45.4	45.3	S+3.21%	S+3.53%	3.0	TX	Multifamily	77.8%	75.2%
Senior	02/22	42.4	42.4	42.2	S+3.05%	S+3.40%	3.0	NJ	Industrial	75.0%	59.5%
Senior(7)	09/21	40.5	40.5	40.5	S+5.00%	S+5.12%	3.0	MN	Hotel	68.4%	57.8%
Senior(8)	11/21	39.0	36.9	36.5	5.75%	3.82%	3.0	PA	Mixed-Use	62.0%	63.5%
Senior	04/22	36.3	35.1	34.7	S+3.00%	S+4.87%	3.0	NY	Other	66.7%	61.8%
Senior(7)(12)	11/21	35.5	35.4	35.4	S+2.90%	S+3.52%	3.0	AL	Multifamily	77.9%	68.1%
Senior(7)	03/20	34.9	28.2	28.3	S+5.04%	S+4.66%	3.0	GA	Office	63.2%	64.6%
Senior(11)	03/19	34.0	32.3	32.2	S+2.69%	S+3.42%	3.0	NY	Office	53.8%	48.5%
Senior(7)	08/19	32.8	31.4	31.3	S+2.96%	S+3.38%	3.0	TX	Multifamily	79.3%	72.5%
Senior(7)	01/18	29.6	28.7	28.8	S+5.18%	S+5.58%	3.0	AZ	Hotel	65.8%	61.3%
Senior	04/22	29.0	27.6	27.5	S+3.22%	S+3.55%	3.0	TX	Multifamily	73.3%	63.9%
Senior	03/22	27.2	26.7	26.6	S+4.14%	S+4.89%	3.0	NC	Office	47.4%	53.5%
Senior	10/21	25.7	25.7	25.6	S+3.20%	S+3.43%	4.0	GA	Industrial	67.5%	64.5%
Senior	09/21	24.4	23.6	23.5	S+3.23%	S+3.61%	3.0	CA	Multifamily	71.9%	57.8%
Senior	02/20	21.9	21.9	21.8	S+4.00%	S+3.75%	3.0	TN	Hotel	69.1%	54.2%
Senior(7)(9)	05/21	22.3	22.3	22.3	S+3.55%	S+4.09%	3.0	LA	Multifamily	68.0%	69.6%
Senior	06/19	21.0	20.4	20.4	S+3.25%	S+4.24%	3.0	GA	Mixed-Use	60.6%	67.4%
Senior	05/21	17.1	17.1	17.0	S+4.05%	S+4.41%	3.0	FL	Multifamily	69.8%	62.8%
Senior(7)	08/17	15.4	15.4	15.4	S+5.25%	S+5.49%	3.0	PA	Office	66.7%	67.3%
Senior	08/21	14.5	14.2	14.2	S+3.70%	S+3.88%	3.0	CO	Office	72.0%	63.7%
Senior	06/21	13.0	13.0	13.0	S+3.41%	S+3.82%	4.0	IN	Multifamily	67.0%	66.4%
Senior	06/19	11.5	11.1	11.1	S+2.75%	S+4.69%	3.0	NY	Office	40.7%	60.0%
Senior	01/18	8.4	7.0	7.0	S+5.25%	S+5.50%	3.0	PA	Office	66.8%	67.3%
Allowance for credit losses				(185.2)
Total/Weighted Average Loans		$1,352.4	$1,311.5	$1,123.5	S+3.6%	S+3.89%	3.0			69.3%	66.0%
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
(7)Loan was held on nonaccrual status as of September 30, 2026.
(8)Completed a modification with an effective date of July 12, 2024, that included an adjustment in rate to a fixed-rate coupon rate of 5.75%, adjusted from a floating-rate coupon of S+3.40%.
(9)As of September 30, 2026, the loan was in maturity default.
(10)Includes total other investments of $5.5 million, inclusive of a $4.9 million unsecured loan with a fixed rate of 11% deferred until maturity, and $0.6 million of equity interest with a 35% residual return, in the borrower entity of the senior loan. The other investment balance is on nonaccrual status as of September 30, 2026. As of September 30, 2026, the maturity date is December 9, 2026, which is determined by the maturity date of the associated senior loan.
(11)Includes a preferred equity investment of $3.0 million with a fixed rate of 11% deferred until maturity and a 35% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of September 30, 2026. As of September 30, 2026, the maturity date is October 9, 2026, which is determined by the maturity date of the associated senior loan.
(12)Includes a preferred equity investment of $2.6 million with a fixed rate of 10% deferred until maturity and a 10% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of September 30, 2026. As of September 30, 2026, the maturity date is November 9, 2026, which is determined by the maturity date of the associated senior loan.
(13)Includes a preferred equity investment of $1.9 million with a fixed rate of 12% deferred until maturity and a 40% residual return in the borrower entity of the senior loan. The preferred equity balance is on nonaccrual status as of September 30, 2026. As of September 30, 2026, the maturity date is October 9, 2027, which is determined by the maturity date of the associated senior loan.

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
The map and charts below, weighted by amortized cost and carrying value, respectively, illustrate the geographic distribution and types of properties securing our loan portfolio as of September 30, 2026:

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
The following table allocates the unpaid principal balance and the carrying value balances based on our internal risk ratings as of September 30, 2026, and December 31, 2025:

(dollars in thousands)	September 30, 2026			December 31, 2025
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1	4	$105,341	$104,799	7	$293,896	$292,614
2	4	159,400	158,556	8	268,935	265,628
3	13	487,503	472,399	20	706,363	676,253
4	8	298,847	246,142	4	172,086	159,618
5	5	260,363	141,624	4	248,687	143,619
Total	34	$1,311,454	$1,123,520	43	$1,689,967	$1,537,732
As of September 30, 2026, the weighted average risk rating of our loan portfolio was 3.3, versus 2.9 as of December 31, 2025, weighted by unpaid principal balance. The change in the weighted average portfolio risk rating versus December 31, 2025, is mainly a result of select loan downgrades, the repayment of two loans with a risk rating of “1” and the sale of one loan with a risk rating of “1” during the nine months ended September 30, 2026.
Risk-Rated “5” Loans
As of September 30, 2026, we had five loans that had a risk rating of “5” with an aggregate principal balance of $260.4 million, including two loans downgraded to a risk rating of “5” during the three months ended September 30, 2026. These five loans were on nonaccrual status as of September 30, 2026. The performance of these assets, which include four office buildings and one hotel property, has been adversely affected to varying degrees by many factors, such as slower pace in leasing activity for office properties and other submarket dynamics, combined with a significant rise in interest rates, contributing to a meaningful reduction in real estate transaction activity, capital markets volatility and limited market liquidity affecting property values and these borrowers’ ability to either sell or refinance their loans, and other property-specific factors.
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
During the 12 months ended September 30, 2026, we entered into the following six loan modifications that met the disclosure requirements pursuant to ASC 326.
During the three months ended September 30, 2026, we completed the modification of a senior loan secured by an office property located in Atlanta, GA. As of September 30, 2026, and December 31, 2025, the loan had a principal balance of $28.2 million and $24.4 million, respectively, and an amortized cost of $28.3 million and $24.4 million, respectively. The terms of the modification included, among other things: a three-month extension of the maturity date to December 9, 2026, with options to further extend the loan to a fully extended maturity date of March 9, 2027. Due to the uncertainty with respect to the collection of principal and interest, the loan was deemed collateral-dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2026.
During the three months ended September 30, 2026, we completed the modification of a senior loan secured by an office property located in Atlanta, GA. As of September 30, 2026, and December 31, 2025, the loan had a principal balance of $46.1 million and $47.9 million, respectively, and an amortized cost of $46.0 million and $47.7 million, respectively. The terms of the modification included, among other things: a three-month extension of the maturity date to October 9, 2026, with an option to further extend the loan to a fully extended maturity date of January 9, 2027. Due to the uncertainty with respect to the collection of principal and interest, the loan was deemed collateral-dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2026.
During the three months ended June 30, 2026, we completed the modification of a senior loan secured by an office property located in New York, NY, and the related preferred equity interest classified as loans held-for-investment. As of September 30, 2026, and December 31, 2025, the senior loan had a principal balance and amortized cost of $29.2 million and $29.5 million, respectively. The terms of the senior loan modification included, among other things, a six-month extension of the maturity date to October 9, 2026, with options to further extend the loan to a fully extended maturity date of April 9, 2027. The modification of the preferred equity interest included, among other things, (i) a $1.6 million upsizing of the total commitment, and (ii) an increase in the residual return from 30% to 35%. The preferred equity earns an 11% deferred preferred return and a 35% residual return. Due to the uncertainty of collection of any preferred return, we are not accruing any income on the preferred equity interest. As of September 30, 2026, the senior loan and preferred equity interest had an aggregate principal balance and amortized cost of $32.3 million and $32.2 million, respectively. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of September 30, 2026.
During the three months ended June 30, 2026, we completed the modification of a senior loan secured by a hotel property located in Tempe, AZ. As of September 30, 2026, and December 31, 2025, the loan had a principal balance of $28.7 million and $26.9 million, respectively, and an amortized cost of $28.8 million and $26.9 million, respectively. The terms of the modification included, among other things: (i) an extension of the fully extended maturity date to November 9, 2026, with one three-month option to extend to February 9, 2027, (ii) the deferral of all interest-only payments, and (iii) a $2.1 million upsizing of the total commitment of the loan, resulting in an aggregate $4.6 million upsizing of the total commitment when considering other modifications occurring during the 12 months ended September 30, 2026. Due to the uncertainty with respect to the collection of principal and interest, the loan was previously deemed collateral-dependent, assigned a risk rating of “5” and was placed on nonaccrual status. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2026.
During the three months ended March 31, 2026, we completed the modification of a senior loan secured by an office property located in New York, NY, and the related unsecured note and equity interest classified as loans held-for-investment. As of September 30, 2026, and December 31, 2025, the senior loan had a principal balance and amortized cost of $69.2 million and $69.1 million, respectively. The terms of the senior loan modification included, among other things, a one-year extension of the fully extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027. The modification of the unsecured note and equity interest included, among other things, (i) a one-year extension of the fully extended maturity date to December 9, 2026, with one 12-month option to extend to December 9, 2027, (ii) a $4.8 million upsizing of the total commitment of the unsecured note, and (iii) a $0.1 million investment in exchange for an additional equity interest of 5%. The unsecured note earns deferred interest, which carries an accrual rate of 11%. Due to the uncertainty of collection of any unsecured note interest, we are not accruing any income on the unsecured note. As of September 30, 2026, the senior loan, unsecured note and equity interest had an aggregate principal balance and amortized cost of $74.7 million. The senior loan, unsecured note and equity interest were deemed collateral-dependent and placed on nonaccrual status during the three months ended September 30, 2026. The senior loan was performing pursuant to its modified contractual terms as of September 30, 2026.
During the three months ended December 31, 2025, we completed the modification of a senior loan secured by an office property located in Encino, CA. As of September 30, 2026, and December 31, 2025, the senior loan had a principal balance of $44.0 million and $43.4 million, respectively, and an amortized cost of $43.9 million and $43.2 million, respectively. The terms of the modification included, among other things, (i) a two-year extension of the fully extended maturity date to October 9,

2028, and (ii) a $3.8 million upsizing of the total commitment of the loan. Additionally, we made a $1.6 million non-controlling preferred equity investment in a limited liability company, or LLC, that is the borrower of the senior loan with an initial redemption date of October 9, 2026, which is determined by the maturity date of the associated senior loan. We may invest up to an additional $2.0 million in the preferred equity investment. The preferred equity investment will earn a deferred preferred return, which carries an accrual rate of 12%. Due to the uncertainty of collection of any preferred equity investment accrued amounts, we are not accruing any income on the preferred equity investment. The preferred equity investment is included in our consolidated balance sheets within loans held-for-investment. As of September 30, 2026, the senior loan and preferred equity investment had an aggregate principal balance of $45.9 million and an aggregate amortized cost of $45.8 million. The senior loan was performing pursuant to its modified contractual terms and accruing interest income on the consolidated statements of income as of September 30, 2026.
Portfolio Financing
As of September 30, 2026, and December 31, 2025, our portfolio financing consisted of repurchase facilities, secured credit facilities, a mortgage loan payable collateralized by REO, held-for-investment loan participations sold and securitized debt obligations collateralized by pools of loans held-for-investment issued in CRE CLOs. Our non-mark-to-market financing sources accounted for approximately 14.1% of portfolio-level financing by principal balance as of September 30, 2026.
The following table details our portfolio financing as of September 30, 2026, and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
CRE CLOs	$—	$643,528
Mortgage loan payable	17,619	17,546
Secured credit facility	67,159	71,774
Loan participations sold	33,385	—
Total non-mark-to-market financing	118,163	732,848
Secured repurchase agreements (mark-to-market)	726,730	439,173
Total portfolio financing	$844,893	$1,172,021
The following table summarizes assets at carrying values that served as collateral for the future payment obligations of the repurchase facilities, the secured credit facility, the mortgage loan payable, loan participations sold and the CRE CLOs as of September 30, 2026, and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Loans held-for-investment, net	$1,116,931	$1,506,873
Real estate owned, held-for-investment, net(1)	36,098	97,960
Real estate owned, held-for-sale(2)	52,400	—
Restricted cash	—	31
Total	$1,205,429	$1,604,864
______________________
(1)As of September 30, 2026, real estate owned, held-for-investment, net included $5.3 million in other assets, net of other liabilities.
(2)As of September 30, 2026, real estate owned, held-for-sale included $7.3 million in real estate owned liabilities, held-for-sale.

Secured Repurchase Agreements
As of September 30, 2026, we had repurchase facilities in place with three counterparties with aggregate outstanding borrowings of $0.7 billion, which financed a portion of our loans held-for-investment and real estate owned, held-for-sale. As of September 30, 2026, the weighted average borrowing rate on our repurchase facilities was 5.9%, the weighted average advance rate was 61.4%, and the term to maturity ranged from approximately 0.6 years to approximately 1.8 years, with a weighted average remaining maturity of 1.8 years.
The table below details our secured repurchase facilities as of September 30, 2026:

	September 30, 2026
(in thousands)	Maturity Date(1)	Committed	Amount Outstanding	Unused Capacity(2)	Total Capacity
Repurchase facilities:
Morgan Stanley Bank(4)	June 28, 2027	No	$—	$250,000	$250,000
JPMorgan Chase Bank(3)	July 31, 2028	No	726,730	270	727,000
Citibank(4)	April 26, 2027	No	—	250,000	250,000
Total			$726,730	$500,270	$1,227,000
______________________
(1)The facilities are set to mature on the stated maturity date, unless extended pursuant to their terms.
(2)Unused capacity is not committed as of September 30, 2026.
(3)Collateral value includes real estate owned, held-for-sale with a carrying value of $52.4 million.
(4)Subsequent to September 30, 2026, we terminated the facility.
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
Secured Credit Facility
In December 2022, we entered into a secured credit facility with a maximum borrowing capacity of $100.0 million. The facility had aggregate outstanding borrowings of $67.2 million as of September 30, 2026, which financed a portion of our loans held for investment on a non-mark-to-market basis. The facility matures on December 21, 2027.
The following table details the outstanding borrowings under our secured credit facility as of September 30, 2026:

(dollars in thousands)	September 30, 2026
Secured Credit Facility	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost (1)
Collateral assets	$157,284	$77,869	S+4.2%
Borrowings outstanding	67,159	67,159	S+5.5%
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
The following table details the outstanding borrowings under our mortgage loan payable as of September 30, 2026:

(dollars in thousands)	September 30, 2026
Mortgage Loan Payable	Principal Balance	Carrying Value	Wtd. Avg. Cost
Collateral assets	$—	$36,098	—%
Borrowings outstanding	18,000	17,619	S+3.1%

Loan Participations Sold
In June 2026, we sold two participations with an aggregate unpaid principal balance of $34.1 million of a loan investment with a total unpaid principal balance of $76.7 million to an unaffiliated third party for net proceeds of $27.2 million. The transfers did not qualify for sale accounting under ASC 860 and are, therefore, accounted for as secured borrowings, with the underlying loan remaining recognized in its entirety and a corresponding loan participations sold liability recorded in our balance sheets as of September 30, 2026.
Financial Covenants
We are subject to a variety of financial covenants under our secured financing arrangements. The following represent the most restrictive financial covenants to which we are subject across our secured finance arrangements:

Financial Covenant	Description	Value as of September 30, 2026
Cash Liquidity	Unrestricted cash liquidity of no less than the greater of $20.0 million and 5.0% of recourse indebtedness, which was $9.6 million.	Unrestricted cash of $44.7 million
Tangible Net Worth
Tangible net worth greater than the sum of (i) $500.0 million and (ii) 75.0% of net cash proceeds of equity issuances after July 28, 2026. As the Company has not had any equity issuances after July 28, 2026, tangible net worth must be greater than $500.0 million.
Tangible net worth of $606.3 million
Leverage Ratios	Target asset leverage ratio cannot exceed 77.5% and total leverage ratio cannot exceed 80.0%.	Target asset leverage ratio of 63.2%; Total leverage ratio of 58.9%
Interest Coverage	Minimum interest coverage of no less than 1.2:1.0 through December 31, 2026 and 1.3:1.0 thereafter.	Interest coverage of 1.3:1.0
We were in compliance with these financial covenants as of September 30, 2026.
Leverage Ratios
As of September 30, 2026, the total debt-to-equity ratio with respect to our loans held-for-investment was 1.9:1.0, and our recourse leverage ratio was 1.8:1.0. The following table represents our recourse leverage ratio and total leverage ratio as of September 30, 2026, and December 31, 2025. The period-over-period decrease in our leverage ratios was mainly related to lower borrowings due to loan repayments and paydowns.

	September 30, 2026	December 31, 2025
Recourse leverage ratio(1)	1.8	0.8
Total leverage ratio(2)	1.9	2.0
______________________
(1)The debt-to-equity ratio with respect to our loans held-for-investment, defined as recourse debt, net of cash, divided by total equity.
(2)The total debt-to-equity ratio with respect to our loans held-for-investment, defined as total debt, net of cash, divided by total equity.
Floating-Rate Portfolio
Our business strategy seeks to minimize our exposure to changes in interest rates by matching benchmark indices on our assets with those on our asset-level borrowings. Accordingly, our business model generally is such that rising interest rates increase our net interest income, while declining interest rates decrease our net interest income, subject to the impact of contractual interest rate floors, the performance of our loan investments, including loans on nonaccrual status, and changes in our financing costs. As of September 30, 2026, 97.2% of our loan investments by principal balance earned a floating rate of interest and were financed with liabilities that pay interest on a floating-rate basis, which resulted in an amount of net floating-rate exposure, subject to the impact of interest rate floors on certain of our floating-rate loan investments, of $0.4 billion. As of September 30, 2026, 2.8% of our loan investments by principal balance earned a fixed rate of interest and were financed with liabilities that pay interest on a floating-rate basis, which resulted in a negative correlation to elevated interest rates on that amount of our financing.

The following table details our portfolio’s net floating-rate exposure as of September 30, 2026:

(in thousands)	Net Exposure
Floating-rate assets(1)(2)	$1,274,548
Floating-rate liabilities(1)(3)	845,948
Net floating-rate exposure	$428,600
______________________
(1)As of September 30, 2026, all of our floating-rate assets and liabilities were indexed to SOFR.
(2)Includes loans on nonaccrual status as of September 30, 2026.
(3)Floating-rate liabilities include our outstanding repurchase facilities, secured credit facility, mortgage loan payable and loan participations sold.

Interest-Earning Assets and Interest-Bearing Liabilities
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2026, and 2025. The net asset yield reflects the impact of loans held on nonaccrual status.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$1,376,466	$18,070	5.3%	$1,458,818	$64,883	5.9%
Subordinated loans	—	—	—%	3,680	221	8.0%
Total loan interest income/net asset yield	$1,376,466	$18,070	5.3%	$1,462,498	$65,104	5.9%
Other - Interest on cash and cash equivalents		319			1,156
Total interest income		$18,389			$66,260
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$955,498	$17,263	7.2%	$958,658	$50,830	7.1%
Subordinated loans	—	—	—%	2,210	114	6.9%
Real estate owned	37,509	710	7.6%	37,418	2,100	7.5%
Total interest expense/cost of funds	$993,007	$17,973	7.2%	$998,286	$53,044	7.1%
Net interest income/spread		$416	(1.9)%		$13,216	(1.2%)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds	Average Balance	Interest Income/Expense(1)	Net Yield/Cost of Funds
Interest-earning assets(2)
Loans held-for-investment
Senior loans(3)	$1,744,602	$32,739	7.5%	$1,866,782	$99,561	7.1%
Subordinated loans	13,047	267	8.2%	13,119	796	8.1%
Total loan interest income/net asset yield	$1,757,649	$33,006	7.5%	$1,879,901	$100,357	7.1%
Other - Interest on cash and cash equivalents		714			2,310
Total interest income		$33,720			$102,667
Interest-bearing liabilities
Borrowings collateralized by:
Loans held-for-investment
Senior loans(3)	$1,199,831	$22,543	7.5%	$1,299,133	$73,826	7.6%
Subordinated loans	9,077	192	8.5%	10,488	712	9.1%
Real estate owned	33,491	689	8.2%	27,218	1,748	8.6%
Total interest expense/cost of funds	$1,242,399	$23,424	7.5%	$1,336,839	$76,286	7.6%
Net interest income/spread		$10,296	—%		$26,381	(0.5%)
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
Loan Originations
Our business model is mainly focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As a result of this strategy, our operating performance is subject to overall market demand for commercial real estate loan products and other debt and debt-like commercial real estate investments. We manage originations and acquisitions of our target investments by diversifying our investment portfolio across geographical regions, local markets, property types, borrower types and loan structures. We do not limit our investments to any number of geographical areas or property types for our originations as we seek to develop a well-diversified investment portfolio. Additionally, our team has extensive experience originating and acquiring commercial real estate loans and other debt and debt-like commercial real estate investments, through a network of long-standing relationships with borrowers, sponsors and industry brokers. Investor concerns over inflation, elevated interest rates and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets, uncertainty about the overall macroeconomic outlook and a dislocation in the commercial real estate sector, including reduced borrower demand, wider credit spreads, higher lending rates, increased capitalization rates on properties and significantly lower transaction volume. This dislocation in capital markets and decline in real estate sale transaction and refinancing activities have negatively impacted, and will likely continue to negatively impact, the volume of loan repayments and prepayments on select property types (which are a significant source of our overall liquidity) and the volume of our originations of new loan investments.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Historically, much of our financing is in the form of repurchase agreements or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking, when practical and appropriate, to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means, which may include, but are not to be limited to, securitizations, note sales and issuance of secured and unsecured debt and equity instruments. We continue to actively explore additional types of funding facilities in order to further diversify our financing sources. Investor concerns over inflation trends, elevated interest rates and geopolitical uncertainty have resulted in significant disruptions and volatility in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
Credit Risk
We are subject to varying degrees of credit risk in connection with our target investments. The performance and value of our investments depend upon sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control such as the level of market interest rates. We try to mitigate these risks by seeking to originate or acquire assets of higher quality at appropriate rates of return given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring our investment portfolio. Nevertheless, unanticipated credit losses, including as a result of inflation, high interest rates, capital markets volatility and geopolitical uncertainty, have adversely impacted, and may continue to adversely impact, our operating results. Volatility in market interest rates may result in fluctuations in cash flows and values of properties securing our loans. As a result, there may exist the risk of non-performance on our floating-rate loans, and in the case of a significant increase in interest rates, the cash flows of the collateral properties may not sufficiently cover debt service due under our loans, which may contribute to loan non-performance or, in certain cases, loan default.

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
U.S. Trade and Foreign Policy
Aspects of U.S. and foreign trade policy, including the imposition, modification or elimination of tariffs and other trade restrictions and ongoing geopolitical conflicts, have contributed to uncertainty in the financial and capital markets and may affect our financial performance. These developments could increase construction, maintenance and operating costs for commercial real estate properties, adversely affect tenant demand and business activity and influence inflation and interest rate trends. As a result, borrowers may experience increased operating and financing costs, reduced property cash flows or declining property values, which could adversely affect their ability to service or refinance their loans. These conditions could contribute to loan nonperformance or defaults and adversely affect our net interest income, credit loss provisions, results of operations and financial condition.

Summary of Results of Operations and Financial Condition
Comparison of the Three Months Ended September 30, 2026, and June 30, 2026
Net Interest Income
The following table presents the components of interest income and interest expense for the three months ended September 30, 2026, and June 30, 2026:

(in thousands)	Three Months Ended
Income Statement Data:	September 30, 2026	June 30, 2026	Q3’26 vs Q2’26
Interest income:	(unaudited)
Loans held-for-investment	$18,070	$21,413	$(3,343)
Cash and cash equivalents	319	415	(96)
Total interest income	$18,389	$21,828	$(3,439)
Interest expense:
Repurchase facilities	$9,566	$5,330	$4,236
Securitized debt obligations	4,000	8,173	(4,173)
Secured credit facility	1,764	1,802	(38)
Mortgage loan payable	334	329	5
Loan participations sold	2,309	1,412	897
Total interest expense	$17,973	$17,046	$927
Net interest income	$416	$4,782	$(4,366)
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
Interest Income
Interest income for the three months ended September 30, 2026, decreased to $18.4 million from $21.8 million for the three months ended June 30, 2026, mainly due to a lower average balance of interest-earning assets as a result of loan repayments and the addition of nonaccrual loans.
Interest Expense
Interest expense for the three months ended September 30, 2026, increased to $18.0 million from $17.0 million for the three months ended June 30, 2026, mainly due to increased interest expense on participations sold due to a full quarter of activity, a large increase in repurchase interest expense, offset by a decrease in CLO interest expense due to the refinance activity.
(Provision for) Benefit from Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the three months ended September 30, 2026, and June 30, 2026:

(in thousands)	Three Months Ended
(Provision for) benefit from credit losses on:	September 30, 2026	June 30, 2026
Loans held-for-investment	$(46,981)	$(45,846)
Other liabilities	1,577	(1,135)
Total (provision for) benefit from credit losses	$(45,404)	$(46,981)
During the three months ended September 30, 2026, we recorded a provision for credit losses of $(45.4) million as compared to a provision for credit losses of $(47.0) million during the three months ended June 30, 2026. The decrease in the provision for credit losses was primarily driven by a decrease in general reserves, partially offset by an increase in the specific reserves.
Revenue from REO Operations
During the three months ended September 30, 2026, we recorded revenue from REO operations of $3.5 million as compared to $3.5 million during the three months ended June 30, 2026. The revenue from REO remained relatively stable during the three months ended September 30, 2026, as compared to the three months ended June 30, 2026.

Expenses
The following table presents the components of expenses for the three months ended September 30, 2026, and June 30, 2026:

	Three Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026
Compensation and benefits	$3,980	$4,315
Servicing expenses	721	756
Expenses from real estate owned operations	4,601	5,273
Impairment loss on real estate owned	2,645	6,079
Other operating expenses	2,728	3,183
Total operating expenses	$14,675	$19,606
Annualized total operating expenses, excluding expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.4%	6.2%
Annualized total operating expenses, excluding non-cash equity compensation and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.6%	5.4%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits expenses for the three months ended September 30, 2026, decreased primarily due to lower compensation deferrals and lower non-cash equity compensation expense amortization as compared to the three months ended June 30, 2026. Servicing expenses for the three months ended September 30, 2026, slightly decreased as compared to the three months ended June 30, 2026. Expenses from REO operations for the three months ended September 30, 2026, decreased primarily due to lower depreciation and amortization, as compared to the prior quarter. Impairment losses on REO for the three months ended September 30, 2026, decreased due to a lower impairment charge related to REO held-for-sale compared to the impairment transfer to held-for-sale for the three months ended June 30, 2026. Other operating expenses decreased as compared to the prior quarter mainly due to lower advisory fees, offset by an increase in diligence and custody fees. Our operating expense ratio, excluding REO, increased during the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, due to lower average equity during the three months ended September 30, 2026.
Our GAAP net (loss) attributable to common stockholders was $(60.3) million (or $(12.50) per basic weighted average share) for the three months ended September 30, 2026, as compared to GAAP net (loss) attributable to common stockholders of $(62.0) million (or $(12.92) per basic weighted average share) for the three months ended June 30, 2026. The increase in GAAP results was primarily due to a lower provision for credit losses of $(45.4) million during the three months ended September 30, 2026, compared to $(47.0) million during the three months ended June 30, 2026.

Comparison of the Nine Months Ended September 30, 2026, and 2025
Net Interest Income
The following table presents the components of interest income and interest expense for the nine months ended September 30, 2026, and 2025:

(in thousands)	Nine Months Ended September 30,
Income Statement Data:	2026	2025	2026 vs 2025
Interest income:
Loans held-for-investment	$65,104	$100,357	$(35,253)
Cash and cash equivalents	1,156	2,310	(1,154)
Total interest income	$66,260	$102,667	$(36,407)
Interest expense:
Repurchase facilities	$21,693	$31,327	$(9,634)
Securitized debt obligations	21,285	37,462	(16,177)
Mortgage loan payable	990	—	990
Secured credit facility	5,355	7,497	(2,142)
Loan participations sold	3,721	—	3,721
Total interest expense	$53,044	$76,286	$(23,242)
Net interest income	$13,216	$26,381	$(13,165)
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
Interest Income
Interest income for the nine months ended September 30, 2026, decreased to $66.3 million from $102.7 million for the nine months ended September 30, 2025, mainly due to a lower average balance of our interest-earning assets as a result of loan repayments and the addition of nonaccrual loans, as well as a decline in average short-term interest rates.
Interest Expense
Interest expense for the nine months ended September 30, 2026, decreased to $53.0 million from $76.3 million for the nine months ended September 30, 2025, mainly due to a lower average balance on portfolio-level financing and a decline in average short-term interest rates.
(Provision for) Benefit from Credit Losses
The following table presents the components of (provision for) benefit from credit losses for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
(Provision for) benefit from credit losses on:
Loans held-for-investment	$(93,913)	$(11,679)
Other liabilities	1,744	(1,432)
Total (provision for) benefit from credit losses	$(92,169)	$(13,111)
During the nine months ended September 30, 2026, we recorded a provision for credit losses of $(92.2) million as compared to a provision for credit losses of $(13.1) million during the nine months ended September 30, 2025. The increase in the provision for credit losses was primarily driven by a larger general-to-specific loan migration and an increase in specific reserves, partially offset by a decrease in the general reserve, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Revenue from REO Operations
During the nine months ended September 30, 2026, we recorded revenue from REO operations of $10.2 million as compared to $10.5 million during the nine months ended September 30, 2025. The modest decrease in revenue from REO operations is due to a decrease in lease income.

Expenses
The following table presents the components of expenses for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Compensation and benefits	$12,740	$15,556
Servicing expenses	2,220	2,710
Expenses from real estate owned operations	15,634	15,507
Impairment loss on real estate owned	8,724	—
Other operating expenses	8,826	7,477
Total operating expenses	$48,144	$41,250
Annualized total operating expenses, excluding impairment loss and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	6.1%	5.7%
Annualized total operating expenses, excluding non-cash equity compensation, impairment loss and expenses from real estate owned operations, as a percentage of average total equity, excluding non-controlling interest	5.4%	4.5%
We incur compensation and benefits expenses, servicing expenses related to the servicing of commercial real estate loans, expenses from REO operations and other operating expenses. Compensation and benefits for the nine months ended September 30, 2026, decreased as compared to the nine months ended September 30, 2025, primarily due to lower compensation deferrals and lower non-cash equity compensation expense amortization. Servicing expenses for the nine months ended September 30, 2026, decreased modestly due to a lower portfolio balance as compared to the nine months ended September 30, 2025. Expenses from real estate owned operations increased slightly during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Impairment losses on real estate owned for the nine months ended September 30, 2026, increased due to the impairment loss recognized as compared to no impairment during the nine months ended September 30, 2025. Other operating expenses increased as compared to the nine months ended September 30, 2025, primarily due to higher advisory and data service fees, and the loss of sublease income. Our operating expense ratio, excluding REO, increased during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, mainly due to lower average equity and higher total operating expenses.
Our GAAP net (loss) attributable to common stockholders was $(128.3) million (or $(26.75) per basic weighted average share) for the nine months ended September 30, 2026, as compared to GAAP net (loss) attributable to common stockholders of $(28.1) million (or $(5.86) per basic weighted average share) for the nine months ended September 30, 2025. The decrease in GAAP results was primarily due to a higher provision for credit losses of $(92.2) million during the nine months ended September 30, 2026, compared to a provision for credit losses of $(13.1) million during the nine months ended September 30, 2025.
Liquidity and Capital Resources
Capitalization
To date, we have capitalized our business primarily through the issuance and sale of shares of our common and preferred stock, borrowings under our senior secured term loan facilities, secured financing facilities, issuance of CRE CLOs and the issuance and sale of convertible notes. As of September 30, 2026, our capitalization included $0.8 billion of loan-level financing. Our loan-level financing as of September 30, 2026, includes a $0.7 billion secured repurchase facility maturing in 2028, a $67.2 million term-matched and non-mark-to-market secured credit facility and $33.4 million of term-matched and non-mark-to-market loan participations sold.
See Note 5 – Variable Interest Entities and Securitized Debt Obligations and Note 6 – Secured Financing Agreements to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our securitized debt obligations and our secured financing facilities, respectively.
Leverage
From December 31, 2025, to September 30, 2026, our debt-to-equity ratio, defined as total debt, net of cash, divided by total equity, decreased from 2.0:1.0 to 1.9:1.0 mainly due to a reduction in outstanding debt, partially offset by a lower equity balance. As part of our investment strategy, we plan to finance our target assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given our focus on senior floating-rate mortgage loans, we currently expect that such leverage will be, on a total debt-to-equity ratio basis, within a target range of

3.0:1.0 and 3.5:1.0; however, our leverage may vary and differ from our expectations depending on market conditions and any steps we may take to strengthen our balance sheet and enhance our liquidity position. The amount of leverage we deploy for our target investments depends upon our assessment of a variety of factors, which may include the anticipated liquidity and any changes in value of the investments in our portfolio, the potential for losses in our portfolio, the gap between the maturities of our assets and liabilities, the availability and cost of financing our investments, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial real estate financing markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our investments, the collateral underlying our investments and our outlook for investment credit spreads relative to SOFR.
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
The following table sets forth our immediately available sources of liquidity as of September 30, 2026:

(in thousands)	September 30, 2026
Cash and cash equivalents	$44,681
Approved but unused borrowing capacity on financing facilities	—
Total	$44,681
We have access to liquidity through public offerings of debt and equity securities, subject to market and other conditions. To facilitate such offerings, in August 2024, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in August 2027. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed. The securities covered by this registration statement include: (i) common stock, (ii) preferred stock, (iii) depositary shares, (iv) debt securities, (v) purchase contracts and (vi) purchase units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. At any time, and from time to time, we may be evaluating or pursuing one or more liquidity-enhancing transactions, but we cannot provide any assurance if or when we will consummate any such transaction, or the terms thereof.
Although we generally intend to hold our target investments as long-term investments, we have opportunistically sold, and may again in the future sell, certain of our assets to manage our liquidity needs, to meet other operating objectives and to adapt to market conditions. We cannot predict the timing and impact of future sales of our assets, if any. Since many of our assets are financed with secured financing facilities, a significant portion, and in some cases, all, of the proceeds from sales of our assets, prepayments and scheduled amortization would be used to repay balances under these financing arrangements.
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
Liquidity Needs
In addition to our loan origination activities and general operating expenses, our primary liquidity needs include interest and principal payments under our $0.8 billion of outstanding borrowings under our repurchase facility, secured credit facility and mortgage loan payable; $40.9 million of unfunded loan commitments; and dividend distributions to our preferred and common stockholders.
Share Repurchase Program
For details on our share repurchase program, see “Share Repurchases” in Note 11. Stockholders’ Equity to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Financing Availability
We are subject to the availability and cost of financing to successfully execute on our business strategy and generate attractive risk-adjusted returns to our stockholders. Much of our financing is in the form of repurchase facilities or other types of credit facilities provided to us by our lender counterparties. We mitigate this counterparty risk by seeking, when practical and appropriate, to diversify our lending partners, focusing on establishing borrowing relationships with strong counterparties and continuously monitoring them through a thoughtful approach to counterparty risk oversight. Additionally, as part of our broader risk management strategy, and to the extent available in the market, we finance our business through other means which may include, but not be limited to, CRE CLOs, note sales and the issuance of unsecured debt and equity instruments. We continue to explore additional types of funding facilities to further diversify our financing sources. Investor concerns over inflation trends, elevated interest rates and geopolitical uncertainty have resulted in significant disruptions in financial markets and uncertainty about the overall macroeconomic and capital markets outlook. These conditions have negatively impacted, and may continue to negatively impact, real estate fundamentals and real estate capital markets, which could make it more difficult for us to obtain or maintain financing.
The following table provides the maturities of our repurchase facilities, secured credit facility, securitized debt obligations and mortgage loan payable as of September 30, 2026, and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Within one year	$33,385	$1,154,474
One to three years	793,889	—
Three to five years	17,618	17,546
Total	$844,892	$1,172,020
Cash Flows
For the nine months ended September 30, 2026, our restricted and unrestricted cash and cash equivalents balance decreased approximately $34.3 million, to $45.8 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the nine months ended September 30, 2026, operating activities decreased our cash balances by approximately $1.3 million, primarily driven by operating expenses, partially offset by net interest income.
•Cash flows from investing activities. For the nine months ended September 30, 2026, investing activities increased our cash balances by approximately $322.8 million, primarily driven by repayments of loans held-for-investment.
•Cash flows from financing activities. For the nine months ended September 30, 2026, financing activities decreased our cash balances by approximately $355.8 million, primarily driven by principal payments on repurchase facilities and securitized debt obligations.
Dividends
We generally intend to distribute substantially all of our taxable income each year (which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders to comply with the REIT provisions of the Code. In addition, our dividend practices may change. The timing and amount of all distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results, and our ability to pay distributions, will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, restrictions related to our financing facilities, applicable law and other factors that our board of directors deems relevant.
Inflation
Nearly all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors typically influence our performance more than inflation does. However, changes in interest rates may correlate with inflation rates or changes in inflation rates. In response to inflationary pressures, the Federal Reserve increased its benchmark interest rates in 2022 and 2023, subsequently reduced rates during 2024 and 2025 and increased rates by 25 basis points in September 2026. Interest rates remain elevated relative to recent historical levels. Our condensed consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our investments, interest rates, liquidity and market value while, at the same time, seeking to generate attractive risk-adjusted returns to our stockholders. While we are exposed to certain types of market risk in our business, we seek to actively manage them using our risk management infrastructure and philosophy centered on quantifying and measuring various market risks on a continuous basis. We seek to be fairly compensated through the returns we earn on our investments for taking those risks and focus on maintaining liquidity and capital levels consistent with the risks to which we are exposed. However, many of those risks have been magnified by the continuing uncertainty in the financial and capital markets resulting from inflationary pressures, elevated interest rates, geopolitical conflicts and changes in global trade policies, including tariffs, which have affected supply chains, material costs and market conditions.
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
Interest Rate Risk
Our primary strategy is to originate, invest in and manage a portfolio of senior floating-rate commercial mortgage loans. As a result, the composition of our investments generally is such that rising interest rates increase our net interest income, while declining interest rates will decrease our net interest income, subject to the impact of contractual interest rate floors and nonaccrual loans. From time to time, we may originate, acquire or otherwise hold fixed-rate investments, which may expose our operating results to the risks posed by fluctuations in interest rates and which we may choose to hedge, if we deem it prudent.
In response to inflationary pressures, the Federal Reserve increased its benchmark interest rates on multiple occasions in 2022 and 2023, subsequently reduced rates during 2024 and 2025 and increased rates by 25 basis points in September 2026. The timing, direction and extent of future interest rate changes remain uncertain, and interest rates remain elevated relative to recent historical levels. Elevated interest rates have increased our interest expense, which may not be fully offset by increases in interest income, particularly with respect to loans on nonaccrual status. In addition, elevated interest rates have increased our borrowers’ debt service costs, adversely affected commercial real estate property values and, for certain borrowers, contributed to loan nonperformance, modifications, defaults, foreclosures and property sales. These conditions have resulted, and may continue to result, in losses on our investments.
As of September 30, 2026, approximately 97.2% of our portfolio by principal balance earned a floating rate of interest. The remaining approximately 2.8% of our portfolio earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase, and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by fluctuations in market interest rates. The interest rates we pay under our current secured financing facilities are all floating rate, which generally, and with limited exceptions, are not subject to contractual interest rate floors. Accordingly, our interest expense generally increases as interest rates increase and decreases as interest rates decrease. The floating rates that will become effective at the conclusion of the fixed rate period on our Series A Preferred Stock subject us to interest rate risk and could significantly increase the cost of dividends on our preferred stock. Such increased dividend costs could have an impact on aggregate GAAP book value and our ability to make distributions to our stockholders.

Our analysis of risks is based on our experience, estimates and assumptions. Actual economic conditions or our implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our analyses.
The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest-sensitive financial instruments at September 30, 2026. All changes in value are measured as the change from our September 30, 2026, financial position. All projected changes in annualized net interest income are measured as the change from our projected annualized net interest income based off current performance returns. Actual results of changes in annualized net interest income may differ from the information presented in the sensitivity table below due to differences between the dates of actual interest rate resets in our loan investments and our floating rate interest-bearing liabilities, and the dates as of which the analysis was performed.

	Changes in Interest Rates
(in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Loans held-for-investment	$256	$138	$(138)	$(275)
Repurchase facilities	(296)	(151)	151	303
Secured financing facility	(18)	(14)	14	28
Mortgage loan payable	(8)	(4)	4	8
Loan participations sold	(14)	(7)	7	14
Total net assets	$(80)	$(38)	$38	$78

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$1,748	$838	$(838)	$(1,675)
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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2026. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future originations, acquisitions and sales of assets could materially change our interest rate risk profile.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In light of developments relating to our secured financing arrangements occurring subsequent to the filing of our Annual Report, specifically the refinancing on our JPMorgan repurchase facility of the assets remaining in our CRE CLOs and on our Morgan Stanley and Citibank repurchase facilities in the three months ending September 30, 2026, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.
Our substantial reliance on a single financing counterparty exposes us to increased financing and liquidity risks.
As of September 30, 2026, all of our outstanding repurchase facility borrowings, and the vast majority of our asset-level borrowings, were financed through our mark-to-market repurchase facility with JPMorgan. As a result, we are substantially dependent on JPMorgan for our portfolio financing. If JPMorgan were to terminate or decline to extend our financing arrangements, reduce the amount of financing available to us, require additional collateral or repayment of amounts outstanding, or otherwise exercise its contractual rights in a manner adverse to us, our ability to finance and manage our investments could be materially affected. Our ability to obtain replacement financing from other counterparties on acceptable terms or at all may be limited. The concentration of our portfolio financing with a single counterparty on a mark-to-market basis could magnify the adverse effects of any financing disruption and could materially adversely affect our liquidity, financial condition, results of operations and ability to execute our business strategy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.2
Articles of Amendment (Articles of Amendment effecting reverse stock split) of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2026).

3.3
Articles of Amendment (Articles of Amendment adjusting par value) of Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2026).

3.4
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

3.6
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

10.1

Amendment No. 14 to Master Repurchase Agreement, dated as of July 28, 2026, between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2026).

10.2
Second Amended and Restated Guarantee Agreement, dated as of July 28, 2026, made by Granite Point Mortgage Trust Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2026).

10.3+

Amended and Restated Uncommitted Master Repurchase Facility, dated as of July 31, 2026, between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2026).

10.4+
Amendment No. 1 to Amended and Restated Master Repurchase Agreement and Amended and Restated Fee Letter, dated as of September 30, 2026, between GP Commercial JPM LLC and JPMorgan Chase Bank, National Association, and acknowledged and agreed to by Granite Point Mortgage Trust Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2026).

10.5

Letter Amendment to Second Amended and Restated Guarantee Agreement, effective September 30, 2026, between Granite Point Mortgage Trust Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2026).

31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Index
101	Financial statements from the Quarterly Report on Form 10-Q of Granite Point Mortgage Trust Inc. for the three months ended September 30, 2026, filed with the SEC on November 4, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
+    Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K
*     Management contract or compensatory plan, contract or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE POINT MORTGAGE TRUST INC.
Dated:	November 4, 2026	By:	/s/ John A. Taylor
John A. Taylor President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	November 4, 2026	By:	/s/ Blake N. Johnson
Blake N. Johnson Chief Financial Officer (Principal Accounting and Financial Officer)